Form 10-Q
period 2002-06-30
CROWLEY MARITIME CORP
filed 2002-08-14
CIK 1130194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the transition period from __ to __

                         Commission File Number 33-94884

                          Crowley Maritime Corporation
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 94-3148464
     (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

  155 Grand Avenue, Oakland, California                     94612
(Address of Principal Executive Offices)                  (Zip Code)

                                 (510) 251-7500
              (Registrant's telephone number, including area code)

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]  No [ X ]

As of August 14, 2002, 89,851 shares of voting common stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ...............................................   3
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  14
Item 3. Quantitative and Qualitative Disclosures about Market Risk..........  23

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................  24
Item 6. Exhibits and Reports on Form 8-K....................................  25

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Statements of Operations for the Three
and Six Months Ended June 30, 2002 and 2001.................................   4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002
and December 31, 2001.......................................................   5

Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2002 and 2001.....................................   6

Notes to Unaudited Condensed Consolidated Financial Statements for the Three
and Six Months Ended June 30, 2002 and 2001.................................   7

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months                      Six Months
                                                                  Ended June 30,                    Ended June 30,
                                                               2002            2001              2002             2001
                                                           -------------  --------------    --------------  ---------------
Operating revenues                                          $ 237,636       $ 248,493         $ 464,108        $ 469,603

Expenses:
     Operating                                                216,171         220,884           423,828          416,466
     General and administrative                                 9,092           8,643            16,925           16,818
     Depreciation and amortisation                             14,281          13,155            26,969           24,639
                                                           -------------  --------------    --------------  ---------------

                                                              239,544         242,682           467,722          457,923
                                                           -------------  --------------    --------------  ---------------

Operating income (loss)                                        (1,908)          5,811            (3,614)          11,680

Other income (expense):
     Gain on asset disposition, net                                24           1,354               746            2,509
     Interest income                                               99             384               207            1,584
     Interest expense                                          (3,353)         (4,035)           (6,916)          (7,937)
     Minority interest in consolidated subsidiaries               466             411               476              579
     Other income (expense)                                        42             (47)              260             (102)
                                                           -------------  --------------    --------------  ---------------
                                                               (2,722)         (1,933)           (5,227)          (3,367)
                                                           -------------  --------------    --------------  ---------------
Income (loss) before income taxes                              (4,630)          3,878            (8,841)           8,313

Income tax expense (benefit)                                   (1,700)          1,506            (3,200)           3,531
                                                           -------------  --------------    --------------  ---------------
Net income (loss)                                              (2,930)          2,372             (5,641)          4,782

Preferred stock dividends                                        (440)           (485)             (879)            (970)
                                                           -------------  --------------    --------------  ---------------
Net income (loss) attributable
  to common shareholders                                    $  (3,370)      $   1,887         $  (6,520)       $   3,812
                                                           =============  ==============    ==============  ===============
     Basic net income (loss) per common share               $  (24.77)        $ 13.83         $   (47.91)       $  28.10
     Dilutive net income (loss) per common share            $  (24.77)        $ 13.83         $   (47.91)       $  28.10

          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   June 30,     December 31,
                                                                                     2002          2001
                                                                                   ---------    ------------
ASSETS

Cash and cash equivalents                                                          $  75,588      $ 33,421
Receivables, net                                                                     141,889       133,965
Prepaid expenses and other assets                                                     28,160        33,232
                                                                                   ---------      --------
TOTAL CURRENT ASSETS                                                                 245,637       200,618

Receivable from related party                                                         17,862        15,975
Notes receivable and other assets                                                     25,139        17,033
Goodwill                                                                              42,415        48,442
Intangibles                                                                           12,703         7,743
Property and equipment, net                                                          540,859       514,055
                                                                                   ---------      --------
TOTAL ASSETS                                                                       $ 884,615      $803,866
                                                                                   =========      ========
LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                           $ 111,526      $110,524
Accrued payroll and related expenses                                                  37,313        38,967
Insurance claims payable                                                              18,603        17,880
Unearned revenue                                                                      14,050         8,227
Current portion of long-term debt                                                     76,742        24,063
                                                                                   ---------      --------
TOTAL CURRENT LIABILITIES                                                            258,234       199,661
Deferred income taxes                                                                 58,683        62,385
Deferred gain                                                                          6,695         8,035
Other liabilities                                                                     12,889        13,567
Long-term liabilities of discontinued operations                                       8,770         8,587
Minority interests in consolidated subsidiaries                                        4,720         5,426
Long-term debt                                                                       261,169       224,017
REDEEMABLE PREFERRED CLASS B STOCK, $100 par value, 200,000 shares authorized;
    23,671 shares issued and outstanding                                               2,367         2,367
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000 shares issued,           31,500        31,500
    authorized and outstanding
Common voting stock, $.01 par value, 4,485,000 shares authorized; 89,869 and
    89,976 shares issued and outstanding at June 30, 2002
   and December 31, 2001, respectively                                                     1             1
Class N common non-voting stock, $.01 par value, 54,500 shares authorized;
    46,138 shares outstanding                                                             --            --
Additional paid-in capital                                                            67,653        67,716
Retained earnings                                                                    173,984       180,604
Accumulated other comprehensive loss                                                  (2,050)           --
                                                                                   ---------      --------
TOTAL STOCKHOLDERS' EQUITY                                                           271,088       279,821
                                                                                   ---------      --------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY             $ 884,615      $803,866
                                                                                   =========      ========

          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                   CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                  June 30,         June 30,
                                                                                    2002             2001
                                                                               --------------    -------------
Operating activities:
   Net income (loss)                                                           $     (5,641)     $      4,782
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
    Depreciation and amortization                                                    26,969            24,639
    Amortization of deferred gain on sale of vessels                                 (1,340)           (1,362)
    Gain on asset disposition                                                          (746)           (2,509)
    Change in cash surrender value of life insurance                                  1,046               992
    Deferred income tax provision                                                    (1,120)              849
    Changes in current assets and liabilities:
      Receivables, net                                                               (8,275)           (1,452)
      Prepaid expenses and other current assets                                       3,925            (5,045)
      Accounts payable and accrued liabilities                                        4,825            (2,724)
      Accrued payroll and related expenses                                           (1,409)           (9,616)
    Other                                                                            (4,033)            4,721
                                                                               --------------    -------------
        Net cash provided by continuing operations                                   14,201            13,275
        Net cash used in discontinued operations                                       (943)           (2,277)
                                                                               --------------    -------------
        Net cash provided by operating activities                                    13,258            10,998
                                                                               --------------    -------------
Investing activities:
   Property and equipment additions                                                 (51,312)          (46,748)
   Dry-docking costs                                                                 (9,492)           (1,779)
   Proceeds from asset disposition                                                    1,359             2,486
   Proceeds from sale of MTL Petrolink Corp., net of cash sold                       16,336               -
   Deposits of restricted funds                                                      (8,937)              -
   Acquisition of Marine Transport Corporation, net of cash acquired                     -            (40,389)
   Payments on receivable from related party                                         (2,933)           (2,933)
   Receipts on notes receivable                                                         284               152
                                                                               --------------    -------------
        Net cash used in continuing operations                                      (54,695)          (89,211)
        Net cash provided by discontinued operations                                      -             8,173
                                                                               --------------    -------------
        Net cash used in investing activities                                       (54,695)          (81,038)
                                                                               --------------    -------------

Financing activities:
   Proceeds from issuance of debt                                                    86,759               -
   Borrowings on Revolving Credit Facility                                           30,000             1,500
   Repayments on Revolving Credit Facility                                          (15,000)           (1,000)
   Payment of long-term debt                                                        (11,928)          (17,137)
   Debt issue costs paid                                                             (6,063)             (275)
   Payment of preferred stock dividends                                                 -              (1,940)
   Redemption of preferred stock                                                        -              (2,372)
   Proceeds from issuance of common stock                                               -               2,012
   Retirement of stock                                                                 (164)           (1,057)
                                                                               --------------    -------------
        Net cash provided by (used in) financing activities                          83,604           (20,269)
                                                                               --------------    -------------
        Net increase (decrease) in cash and cash equivalents                         42,167           (90,309)
        Cash and cash equivalents at beginning of period                             33,421           107,799
                                                                               --------------    -------------
        Cash and cash equivalents at end of period                             $     75,588      $     17,490
                                                                               ==============    =============

          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission which apply to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the General Form for Registration of Securities on Form 10, as amended, for Crowley Maritime Corporation (the "Company"), as filed with the Securities and Exchange Commission on June 26, 2002.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Foreign Currency Translation

The results of operations of non-U.S. subsidiaries are translated from local currencies into U.S. dollars using average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of each period. Translation gains and losses on assets and liabilities are reported as a separate component of stockholders' equity and are not included in the determination of net income (loss).

Derivative Financial Instruments

The Company does not invest in derivatives for trading or speculative purposes. From time to time, as part of its risk management strategy, the Company uses derivative financial instruments, such as rate lock agreements, to manage exposures to interest rate risk on forecasted debt obligations. These hedges are treated as a cash flow hedge with unrealized gains and losses recorded in other comprehensive income (loss). The amount paid or received by the Company on maturity of a rate lock agreement is recognized as an adjustment to interest expense over the term of the underlying debt obligation.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Recent Accounting Standard

SFAS No. 142, " Goodwill and Other Intangible Assets," ("SFAS 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Effective January 1, 2002 the Company has discontinued amortizing goodwill related to its acquisition of Marine Transport Corporation in 2001. If SFAS 142 had been effective January 1, 2001, the Company would not have recorded amortization expense of $645 for the three months ended June 30, 2001 and $1,021 for the six months ended June 30, 2001. The proforma effects of not recording goodwill amortization for the three months and six months ended June 30, 2001 are as follows:

                                              Three Months         Six Months
                                                  Ended              Ended
                                              June 30, 2001      June 30, 2001
                                             ----------------    ---------------
Net income                                   $          3,017    $         5,803

Basic net income per common share            $          18.56    $         35.63
Dilutive net income per common share         $          17.98    $         34.72

The Company has completed its transitional impairment test of goodwill as of January 1, 2002. No impairment was identified as a result of the test.

NOTE 2 - SALE OF MTL PETROLINK CORP.

On April 29, 2002, the Company entered into an agreement to sell 100% of the outstanding common stock of MTL Petrolink Corp. for $18,000, subject to certain working capital adjustments, and on May 15, 2002, this transaction was completed. MTL Petrolink Corp. was a subsidiary of Marine Transport Corporation. Marine Transport Corporation was acquired by the Company on February 7, 2001. Based on working capital adjustments to the purchase price contained in the sales agreement and based on certain arrangements by which the Company agreed to charter two tankers from MTL Petrolink Corp. and to the purchaser of MTL Petrolink Corp. for a period of approximately 85 days commencing on May 15, 2002, the Company expects the net proceeds from the sale of MTL Petrolink Corp. not to exceed $18,187. Included in the $18,000 purchase price is a $500 escrow deposit made by the buyer that will be used to fund certain claims, as defined by the sales agreement, if and when such claims arise. If no such claims arise, any funds remaining in escrow on May 15, 2003, shall be remitted to the Company. These escrow funds will not be accounted for as proceeds until received.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Company decided to consider the sale of MTL Petrolink Corp. subsequent to its acquisition of Marine Transport Corporation and made no effort to separately determine the fair value of MTL Petrolink Corp. at that time. Accordingly, the Company has recorded the excess of the sales price, net of selling costs, over the net asset value as a purchase price adjustment resulting in a reduction to goodwill of $6,027.

The following unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001 are presented as if the sale of MTL Petrolink Corp. had been completed at February 7, 2001. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the sale had been in effect on the dates indicated.

                                                    June 30,         June 30,
                                                      2002             2001
                                                --------------    --------------
Operating revenues                              $     441,378     $     424,123
Net income (loss)                               $      (5,006)    $         573

Earnings (loss) per common share                $      (43.24)    $       (2.93)
Earnings (loss) per common share -
 assuming dilution                              $      (43.24)    $       (2.93)

NOTE 3 - LONG-TERM DEBT

Subsequent to the sale of MTL Petrolink Corp., the Company requested an amendment to its $115,000,000 Amended and Restated Credit Agreement ("Revolver") which effectively removed certain lease commitments and earnings before interest, taxes, depreciation and amortization of MTL Petrolink Corp. from the calculation of the Company's net debt (as defined in the Revolver) to earnings before interest, taxes, depreciation and amortization ratio. This amendment is effective as of July 23, 2002. As of June 30, 2002, the Company is in compliance with all of its restrictive covenants.

In June 2002, the Company borrowed $58,207 of Title XI funds from the Department of Transportation Maritime Administration. Principal is due semi-annually with interest at a rate of 5.85% through 2027. All of the proceeds were placed in escrow, of which $51,270 is classified as restricted cash in cash and cash equivalents and $6,937 is classified as Property and Equipment and is available to reimburse the Company for future expenditures of the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE/Barge 550-2. The $51,270 of restricted cash was used to repay $49,990 of construction financing in July 2002 and to reimburse the Company for incurred expenditures. Since the Company borrowed these Title XI funds to in part repay the

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

$49,990 construction financing, the construction financing is classified as a current liability at June 30, 2002.

On April 16, 2002 the Company finalized the terms of a floating rate construction term loan facility (the "Facility") in the aggregate principal amount of $61,327 for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 currently under construction. The Facility is guaranteed pursuant to Title XI by the Maritime Administration of the United States of America. Interest on outstanding borrowing is due semi-annually based on the applicable commercial paper rate plus .3% (2.15% at June 30, 2002). The Company intends to refinance this debt with Title XI funds upon delivery of the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 in 2003. The Company has a commitment letter from the United States Department of Transportation Maritime Administration for this refinancing of up to 87.5% of the actual cost. The Company must fund the construction costs in advance and request reimbursement from the Facility for eligible expenditures. As of June 30, 2002, the Company had expended $44,828 on the construction of these vessels. In May and July 2002, the Company borrowed $21,620, with $2,000 being placed in escrow and classified as Property and Equipment for reimbursement of future expenditures, and $16,148, respectively, against the Facility.

On May 29, 2002, the Company hedged a portion of its interest rate exposure by entering into a rate lock agreement, which has the effect of locking the underlying benchmark rate on the permanent financing for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 at 5.45%. The rate lock agreement is designated as a cash flow hedge; therefore, the changes in fair value, to the extent the rate lock agreement is effective, are recognized in other comprehensive income (loss) until the debt is funded. Subsequent to funding, the amount recorded in other comprehensive income (loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The fair value of the rate lock agreement was recorded as a current accrued liability of $1,661 at June 30, 2002. For the six months ended June 30, 2002, the Company has recorded an unrealized loss of $1,057, net of $604 deferred taxes, to other comprehensive income (loss) as an interest rate hedge fair value adjustment. Amounts were determined as of June 30, 2002 based on quoted mark to market values. The Company has not reclassified any amounts into earnings during the three and six month periods ended June 30, 2002.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The following table provides a reconciliation of net income (loss) reported in our unaudited condensed consolidated financial statements to comprehensive income (loss):

                                                        2002              2001
                                                   ----------------  ----------------
Three months ended June 30, 2002:
Net income (loss)                                  $       (2,930)   $        2,372
Other comprehensive income (loss):
   Foreign currency translation adjustments,
    net of tax of $567
                                                             (993)                -
Rate lock agreement, net of tax of $604                    (1,057)                -
                                                   ----------------  ----------------
   Comprehensive income (loss)                     $       (4,980)   $        2,372
                                                   ================  ================

Six months ended June 30, 2002:
Net income (loss)                                  $       (5,641)   $        4,782
Other comprehensive income (loss):
   Foreign currency translation adjustments,                 (993)                -
    net of tax of $567
   Rate lock agreement, net of tax of $604                 (1,057)                -
                                                   ----------------  ----------------
Comprehensive income (loss)                        $       (7,691)   $        4,782
                                                   ================  ================

NOTE 5 - EARNINGS PER SHARE

         The computations for basic and diluted earnings (loss) per share for the three months and six months ended June 30, 2002 and 2001 are as follows:

                                                              Three Months                      Six Months
                                                             Ended June 30,                   Ended June 30,
                                                         2002             2001             2002             2001
                                                    ---------------  --------------   --------------  ---------------
Numerator:
  Net income (loss)                                   $    (2,930)     $     2,372      $   (5,641)     $     4,782
  Less preferred dividends                                   (440)            (485)           (879)            (970)
                                                    ---------------  --------------   --------------  ---------------
  Net income (loss) for basic and
   dilutive earnings per common share                 $    (3,370)     $     1,887      $   (6,520)     $     3,812
                                                    ===============  ==============   ==============  ===============

Denominator:
  Basic and dilutive weighted average shares              136,078          136,438         136,096           135,642
                                                    ===============  ==============   ==============  ===============

  Basic earnings (loss) per common share              $    (24.77)     $     13.83      $   (47.91)     $     28.10
  Diluted earnings (loss) per common share            $    (24.77)     $     13.83      $   (47.91)     $     28.10

          The preferred class A convertible stock is anti-dilutive for the three months and six months ended June 30, 2002 and 2001.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 6 - FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

         The table below summarizes certain financial information for each of the Company's segments and reconciles such information to the unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2002 and 2001.

                                                                    Oil and
                                                                   Chemical
                                                                 Distribution
                                                  Ship Assist         and         Energy and
                                        Liner      and Escort   Transportation      Marine      Segment
                                      Services      Services        Services       Services      Total
                                      --------    -----------   --------------   -----------    --------
Three Months Ended
June 30, 2002 (1)
Operating revenues                    $ 130,837   $  17,887     $  65,166        $ 23,746       $ 237,636
Intersegment revenues                       440         386             -           6,659           7,485
Depreciation and amortization             1,754           9         5,645           2,874          10,282
Operating income (loss)                   2,602       2,846        (4,108)         (3,248)         (1,908)

Three Months Ended
June 30, 2001 (2)
Operating revenues                    $ 128,046   $  17,281     $  89,508        $ 13,658       $ 248,493
Intersegment revenues                       285         476             -           6,708           7,469
Depreciation and amortization             1,852           9         4,969           3,242          10,072
Operating income (loss)                     196       2,199         9,534          (6,118)          5,811

Six Months Ended
June 30, 2002 (1)
Operating revenues                    $ 251,683   $  35,500     $ 135,161        $ 41,764       $ 464,108
Intersegment revenues                       861         614             -          12,921          14,396
Depreciation and amortization             3,539          18        10,408           5,801          19,766
Operating income (loss)                     489       5,726        (4,648)         (5,181)         (3,614)

Six Months Ended
June 30, 2001 (2)
Operating revenues                    $ 252,130   $  35,320     $ 151,406        $ 30,747       $ 469,603
Intersegment revenues                       556         890             -          13,985          15,431
Depreciation and amortization             3,880          18         8,105           6,441          18,444
Operating income (loss)                    (584)      4,837        16,535          (9,108)         11,680

                                                               Consolidated
                                      Other      Elimination       Total
                                     ---------   -----------   ------------
Three Months Ended
June 30, 2002 (1)
Operating revenues                          -            -      $ 237,636
Intersegment revenues                $ 25,120     $ (32,605)            -
Depreciation and amortization           3,999            -         14,281
Operating income (loss)                    -             -         (1,908)

Three Months Ended
June 30, 2001 (2)
Operating revenues                          -            -      $ 248,493
Intersegment revenues                $ 22,430     $ (29,899)            -
Depreciation and amortization           3,083            -         13,155
Operating income (loss)                     -            -          5,811

Six Months Ended
June 30, 2002 (1)
Operating revenues                          -            -      $ 464,108
Intersegment revenues                $ 45,967     $ (60,363)            -
Depreciation and amortization           7,203            -         26,969
Operating income (loss)                     -            -          (3,614)

Six Months Ended
June 30, 2001 (2)
Operating revenues                          -            -      $ 469,603
Intersegment revenues                $ 43,799     $ (59,230)            -
Depreciation and amortization           6,195            -         24,639
Operating income (loss)                     -            -         11,680

(1)MTL Petrolink Corp. was sold on May 15, 2002, as discussed in Note 2.
(2)Marine Transport Corporation was purchased on February 7, 2001.

         The Company does not segregate assets by reporting segment. Total assets were $884,615 and $803,866 at June 30, 2002 and December 31, 2001,
respectively.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Geographic Area Information

Revenues are attributed to the United States and to all foreign countries based on the port of origin for the ocean transportation of the carriage of cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material for disclosure.

Operating revenue from external customers and net property and equipment information by geographic area, excluding discontinued operations, are summarized as follows:

                                               United     All Foreign   Consolidated
                                               States      Countries        Total
                                             ---------    -----------   ------------
Three months ended June 30, 2002
Operating revenue                            $ 212,498    $ 25,138      $  237,636

Three months ended June 30, 2001
Operating revenue                            $ 221,525    $ 26,968      $  248,493

Six months ended June 30, 2002
Operating revenue                            $ 414,073    $ 50,035      $  464,108
Net property and equipment                     534,389       6,470         540,859

Six months ended June 30, 2001
Operating revenue                            $ 414,976    $ 54,627      $  469,603
Net property and equipment                     454,439       8,528         462,967

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of Management's Discussion and Analysis ("MD&A") of Crowley Maritime Corporation's (the "Company's") financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q and the December 31, 2001 consolidated financial statements and notes thereto, along with the MD&A included in the Company's General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on June 26, 2002.

This discussion contains forward-looking statements that involve risks and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," and other similar expressions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of changes in global political, economic, business, competitive, market and regulatory factors.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (DOLLARS IN
THOUSANDS)

Net income for the three months ended June 30, 2002 declined by $5,302 to a net loss of $2,930 compared to net income of $2,372 in the same period of the prior year. The primary reason for this decline is a decrease in operating income of $7,719, (a loss of $1,908 in 2002 versus operating income of $5,811 in 2001) principally in the Oil and Chemical Distribution and Transportation Services segment, partially offset by improvements in other business segments. In addition, the Company had lower gains on assets dispositions and interest income, that were substantially offset by reduced interest and income tax expense.

LINER SERVICES

Revenues from our Liner Services segment for the three months ended June 30, 2002 increased $2,791 or 2.2%, to $130,837 compared to $128,046 from the second quarter in 2001. The increase in revenues is primarily attributable to an 8.2% increase in container and non-container volume, which was offset by a 10.4% decrease in average revenue per twenty-foot equivalent units, or TEU, ("average revenue"). The Company's container and noncontainer volume shipped during the second quarter in 2002 and 2001 was 127,012 TEUs and 117,440 TEUs, respectively. The Company experienced a 13.4% increase in the Puerto Rico and Eastern Caribbean Islands Service container and noncontainer volume shipped and a 2.2% increase in container and noncontainer volume shipped in the Latin America Service. In the second quarter of 2002, the Company experienced a 9.4% average revenue decrease in the Puerto Rico and Eastern Caribbean Islands Service and a

1.0% average revenue decrease in the Latin America Service compared to the year earlier quarter. The decrease in average revenue was due to an over-capacity in these trades and competitive pressures. This decrease in average revenues was offset by an increase in other logistical service revenues. During the second quarter of 2002, two competitors in the Puerto Rico and Eastern Caribbean Islands Service merged, which has reduced some of the over-capacity in the trade.

Operating expenses for the three months ended June 30, 2002 decreased $1,021, or ..8%, to $119,992 compared to $121,013 from the second quarter in 2001. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs.

Depreciation and amortization for the three months ended June 30, 2002 decreased $98, or 5.3%, to $1,754 compared to $1,852 from the second quarter in 2001. The reduction in depreciation was due to the sale of container and trailer equipment in 2001.

As a result, the operating income for the three months ended June 30, 2002 from Liner Services increased $2,406 to $2,602 compared to $196 for the three months ended June 30, 2001.

SHIP ASSIST AND ESCORT SERVICES

Revenues from our Ship Assist and Escort Services segment for the three months ended June 30, 2002 increased $606 or 3.5%, to $17,887 compared to $17,281 for the three months ended June 30, 2001. The increase was directly attributable to an increase in activity in Puget Sound, Washington and Valdez, Alaska, resulting in an increase of approximately .3% in the total vessel hours utilized by its vessel fleet (70,487 vessel hours compared to 70,288 vessel hours). Vessel hours utilized is directly impacted by harbor and oil trading activity.

Operating expenses for the three months ended June 30, 2002 decreased $321 or 2.2%, to $14,568 compared to $14,889 from the second quarter in 2001. The decrease was directly attributable to a decrease in fuel costs.

As a result, the operating income for the three months ended June 30, 2002 increased $647 to $2,846 compared to $2,199 for the three months ended June 30, 2001.

OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

Revenues from our Oil and Chemical Distribution and Transportation Services segment for the three months ended June 30, 2002 decreased $24,342 or 27.2%, to $65,166 compared to $89,508 for the three months ended June 30, 2001. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and an overall decrease in vessel utilization (69.5% compared to 78.4%). With respect to the sale of MTL Petrolink Corp., there was only 1.5 months of MTL Petrolink Corp.'s operations included in the Company's operations during the three months ended June 30, 2002 versus 3 months of operations during the three months ended June 30, 2001. Due to uncertainty surrounding the sale of MTL Petrolink Corp. and the time which was required to conclude the sale, some of its customers chose to use other lightering companies during the months preceding the conclusion of the sale. The loss of these customers plus an overall decline in the market adversely affected the results of MTL Petrolink Corp. which, in turn, adversely affected the results of Oil and Chemical Distribution and Transportation Services. The decrease in vessel utilization is a result of declining oil and trading activity among West Coast suppliers and the 2001 reopening of the Olympic Pipeline.

Operating expenses for the three months ended June 30, 2002 decreased $10,345 or 14.2%, to $62,537 compared to $72,882 from the second quarter in 2001. The decrease was primarily attributable to reduced expenses from MTL Petrolink Corp. not being included in operations for 1.5 months during the three months ended June 30, 2002. This was offset by increased repairs and maintenance costs on older vessels.

Depreciation and amortization for the three months ended June 30, 2002 increased $676 or 13.6%, to $5,645 compared to $4,969 for the three months ended June 30, 2001. The increase was directly attributable to an increase in dry-dock amortization for additional vessels dry-docked in 2002, which was offset by a decrease from not recording goodwill amortization in 2002, in accordance with SFAS 142.

As a result, the operating income for the three months ended June 30, 2002 from Oil and Chemical Distribution and Transportation Services decreased $13,642 to an operating loss of $4,108 compared to operating income of $9,534 from the second quarter in 2001.

ENERGY AND MARINE SERVICES

Revenues from our Energy and Marine Services segment for the three months ended June 30, 2002 increased $10,088 or 73.9%, to $23,746 compared to $13,658 for the three months ended June 30, 2001. The increase was directly attributable to a strong exploration season in Alaska as well as receipt of revenue from a new contract the Company entered into with a global service provider for project barge transportation and other services to Russia. This increase in revenue was offset by a decrease in vessel utilization. Vessel utilization during the second quarter of 2002 was 39% compared to 48% during the same quarter of 2001. Vessel utilization is very volatile as it is impacted by oil exploration activity and general economic conditions.

Operating expenses for the three months ended June 30, 2002 increased $7,512 or 33.5%, to $29,936 compared to $22,424 from the second quarter in 2001. The increase was directly attributable to the higher level of activity which led to the increased revenues noted above. This increase was offset by the decrease in vessel utilization.

Depreciation and amortization for the three months ended June 30, 2002 decreased $368 or 11.4%, to $2,874 compared to $3,242 for the three months ended June 30, 2001. The decrease was directly attributable to an increase in the number of operating vessels and terminals becoming fully depreciated in 2002.

As a result, the operating loss for the three months ended June 30, 2002 decreased $2,870 to $3,248 compared to $6,118 for the three months ended June 30, 2001.

OTHER

Gain on asset disposition for the three months ended June 30, 2002 decreased $1,330 or 98.2%, to $24 compared to $1,354 for the three months ended June 30, 2001. These gains resulted from the Company's plans to continually sell surplus equipment and vessels that have been replaced with more modern equipment. In the second quarter of 2002, the Company sold miscellaneous equipment, resulting in proceeds of $43. In the second quarter of 2001, the Company sold two vessels and other equipment, resulting in proceeds of $1,028.

Interest income for the three months ended June 30, 2002 decreased $285 or 74%, to $99 compared to $384 from the second quarter in 2001. This decrease was due to a decrease in the Company's average cash and cash equivalents amounts during this period and lower interest rates in 2002.

Interest expense for the three months ended June 30, 2002 decreased $682 or 16.9%, to $3,353 compared to $4,035 from the second quarter in 2001. This is a result of higher capitalized interest on the construction of the articulated tug/barge units in the second quarter of 2002 as compared to 2001, which was offset by additional interest expense from increased borrowings under the Company's revolving line of credit agreement.

Income tax expense for the three months ended June 30, 2002 decreased $3,206 or 213%, to an income tax benefit of $1,700 compared to income tax expense of $1,506 for the three months ended June 30, 2001. The effective tax rate was 37% and 39% for the second quarter of 2002 and 2001, respectively. The higher effective tax rate for the three months ended June 30, 2001 was a result of the Company's inability to utilize foreign tax credits.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (DOLLARS IN THOUSANDS)

Net income for the six months ended June 30, 2002 declined by $10,423 to a net loss of $5,641 compared to net income of $4,782 in the same period of the prior year. The primary reason for this decline is a decrease in operating income of $15,294 (an operating loss of $3,614 in 2002 versus operating income of $11,680 in 2001), principally in the Oil and Chemical Distribution and Transportation Services segment, partially offset by improvements in other business segments. In addition the Company had lower gains on assets dispositions and interest income, that were substantially offset by reduced interest and income tax expense.

LINER SERVICES

Revenues from our Liner Services segment for the six months ended June 30, 2002 decreased $447 or .2%, to $251,683 compared to $252,130 for the six months ended June 30, 2001. The decrease in revenues is primarily attributable to a 9.9% decrease in average revenue per TEU ("average revenue"), which was offset by a 4.6% increase in container and noncontainer volume. The Company's container and noncontainer volume shipped during the six months ended June 30, 2002 and 2001 was 240,338 TEUs and 229,877 TEUs, respectively. The Company experienced a 7.8% increase in the Puerto Rico and Eastern Caribbean Islands Service container and noncontainer volume shipped and a 1.0% increase in container and noncontainer volume shipped in the Latin America Service. In the six months ended June 30, 2002, the Company experienced a 7.1% average revenue decrease in the Puerto Rico and Eastern Caribbean Islands Service and a 2.8% average revenue decrease in the Latin America Service compared to the six months ended June 30, 2001. The decrease in average revenues was due to an over-capacity in these trades and competitive pressures. This decrease in average revenues was offset by an increase in other logistical service revenues. During the second quarter of 2002, two competitors in the Puerto Rico and Eastern Caribbean Islands Service merged, which has reduced some of the over-capacity in the trade.

Operating expenses for the six months ended June 30, 2002 decreased $1,227, or ..5%, to $237,252 compared to $238,479 from the six months ended June 30, 2001. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs.

Depreciation and amortization for the six months ended June 30, 2002 decreased $341, or 8.8%, to $3,539 compared to $3,880 from the six months ended June 30, 2001. The reduction in depreciation was due to the sale of container and trailer equipment in 2001.

As a result, the operating income for the six months ended June 30, 2002 from Liner Services increased $1,073 to $489 compared to an operating loss of $584 for the six months ended June 30, 2001.

SHIP ASSIST AND ESCORT SERVICES

Revenues from our Ship Assist and Escort Services segment for the six months ended June 30, 2002 increased $180 or .5%, to $35,500 compared to $35,320 for the six months ended June 30, 2001. The increase was directly attributable to an increase in activity in Puget Sound, Washington and Valdez, Alaska during the second quarter, but was offset by an overall decrease of approximately 3.0% in the total vessel hours utilized by its vessel fleet (135,651 vessel hours compared to 139,840 vessel hours). Vessel hours utilized is directly impacted by harbor and oil trading activity.

Operating expenses for the six months ended June 30, 2002 decreased $1,161 or 3.9%, to $28,819 compared to $29,980 from the six months ended June 30, 2001. The decrease was directly attributable to the decrease in vessel related costs due to decreased utilization hours, with the largest component being a decrease in fuel costs.

As a result, the operating income for the six months ended June 30, 2002 increased $889 to $5,726 compared to $4,837 for the six months ended June 30, 2001.

OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

Revenues from our Oil and Chemical Distribution and Transportation Services segment for the six months ended June 30, 2002 decreased $16,245 or 10.7%, to $135,161 compared to $151,406 for the six months ended June 30, 2001. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and an overall decrease in vessel utilization (61.1% compared to 72.4). As a result of the sale of MTL Petrolink Corp., only 1.5 months of the results of its operations were included in the Company's consolidated results for the three months ended June 30, 2002 as opposed to 3 months of operations which were included in the Company's consolidated results for the three months ended June 30, 2001. Due to uncertainty surrounding the sale of MTL Petrolink Corp. and the time which was required to conclude the sale, some of its customers chose to use other lightering companies during the months preceding the conclusion of the sale. The loss of these customers plus an overall decline in the market adversely affected the results of MTL Petrolink Corp. which, in turn, adversely affected the results of Oil and Chemical Distribution and Transportation Services. The decrease in vessel utilization is a result of declining oil and trading activity among West Coast suppliers and the 2001 reopening of the Olympic Pipeline. The decrease was offset by an increase related to the acquisition of Marine Transport Corporation ("MTC") on February 7, 2001, which provided additional revenue by being included in operations for a full quarter in 2002.

Operating expenses for the six months ended June 30, 2002 increased $4,400 or 3.6%, to $127,754 compared to $123,354 from the six months ended June 30, 2001. The increase was primarily attributable to the acquisition of MTC in 2001, which resulted in a full 6 months of expenses being included in the Company's operations in 2002 versus only 4.5 months of expenses included in 2001. This increase was offset by reduced expenses related to MTL Petrolink Corp., as a result of less activity due to declining oil shipments discussed above and a decrease in vessel related costs due to decreased vessel utilization.

Depreciation and amortization for the six months ended June 30, 2002 increased $2,303 or 28.4%, to $10,408 compared to $8,105 for the six months ended June 30, 2001. The increase was directly attributable to the acquisition of MTC, which resulted in additional depreciation expense by being included in operations for a full quarter in 2002, and an increase in dry-dock amortization for vessels dry-docked in 2002. This increase was offset by a decrease from not recording goodwill amortization in 2002, in accordance with SFAS 142.

As a result, the operating income for the six months ended June 30, 2002 from Oil and Chemical Distribution and Transportation Services decreased $21,183 to an operating loss of $4,648 compared to operating income of $16,535 from the six months ended June 30, 2001.

ENERGY AND MARINE SERVICES

Revenues from our Energy and Marine Services segment for the six months ended June 30, 2002 increased $11,017 or 35.8%, to $41,764 compared to $30,747 for the six months ended June 30, 2001. The increase was directly attributable to a strong exploration season in Alaska and a non-recurring demobilization fee, as well as receipt of revenue from a new contract the Company entered into with a global service provider for project barge transportation and other services to Russia. This increase in revenue was offset by a decrease in vessel utilization. Vessel utilization during the six months ended June 30, 2002 was 39% compared to 50% during the six months ended June 30, 2001. Vessel utilization is very volatile as it is impacted by oil exploration activity and general economic conditions.

Operating expenses for the six months ended June 30, 2002 increased $6,844 or 15.0%, to $52,539 compared to $45,695 from the six months ended June 30, 2001 The increase was directly attributable to the higher level of activity during 2002 as noted above, and was offset by the decrease in vessel utilization.

Depreciation and amortization for the six months ended June 30, 2002 decreased $640 or 9.9%, to $5,801 compared to $6,441 for the six months ended June 30, 2001. The decrease was directly attributable to an increase in the number of operating vessels and terminals becoming fully depreciated in 2002.

As a result, the operating loss for the six months ended June 30, 2002 decreased $3,927 to $5,181 compared to $9,108 for the six months ended June 30, 2001.

OTHER

Gain on asset disposition for the six months ended June 30, 2002 decreased $1,763 or 70%, to $746 compared to $2,509 for the six months ended June 30, 2001. These gains resulted from the Company's plans to continually sell surplus equipment and vessels that have been replaced with more modern equipment. In the six months ended June 30, 2002, the Company sold one vessel and other equipment, resulting in proceeds of $1,359. In the six months ended June 30, 2001, the Company sold four vessels and other equipment, resulting in proceeds of $2,486.

Interest income for the six months ended June 30, 2002 decreased $1,377 or 87%, to $207 compared to $1,584 from the six months ended June 30, 2001. This decrease was due to a decrease in the Company's average cash and cash equivalents amounts during this period and lower interest rates in 2002.

Interest expense for the six months ended June 30, 2002 decreased $1,021 or 12.9%, to $6,916 compared to $7,937 from the six months ended June 30, 2001. This is a result of higher capitalized interest on the construction of the articulated tug/barge units during the first six months ended June 30, 2002 as compared to 2001, which was offset by additional interest expense on borrowings under the Company's Revolving credit agreement as well as additional interest expense from MTC being included in operations for more months in 2002 versus 2001.

Income tax expense for the six months ended June 30, 2002 decreased $6,731 or 191%, to an income tax benefit of $3,200 compared to income tax expense of $3,531 for the six months ended June 30, 2001. The effective tax rate was 36% and 42% for the six months ended June 30, 2002 and 2001, respectively. The higher effective tax rate for the six months ended June 30, 2001 was the result of the Company's inability to utilize foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY

COMPARISON OF THE FINANCIAL CONDITION AS OF JUNE 30, 2002 AND JUNE 30, 2001

At June 30, 2002, the Company's cash and cash equivalents totaled $75,588 ($17,490 at June 30, 2001). Net cash provided by continuing operations was $14,201 for the six-month period ended June 30, 2002 compared with $13,275 for the six-month period ended June 30, 2001.

Net cash used in discontinued operations was $943 for the six month period ended June 30, 2002 compared to net cash provided of $5,896 for the six month period ended June 30, 2001, which includes the receipt of $8,173 of proceeds from the Company's sale of its South America liner services during the six months ended June 30, 2001.

Net cash used in investing activities of continuing operations was $54,695 for the six month period ended June 30, 2002 compared to $89,211 for the six month period ended June 30, 2001. The decrease reflects the acquisition of Marine Transport Corporation in the first quarter of 2001 for approximately $40,389, while receiving proceeds of approximately $16,336 from the sale of MTL Petrolink Corp. in the first quarter of 2002 and the increase in capital expenditures ($51,312 in 2002 compared to $46,748 in 2001) associated with the construction and modernization of assets of the Company. The Company has spent $9,492 for dry-docking for the six months ended June 30, 2002 compared to $1,779 for the six months ended June 30, 2001. The Company also placed in escrow $8,937 of Title XI and construction borrowings that will be used to reimburse the Company for expenditures on four articulated tug/barge units.

Net cash provided by financing activities was $83,604 for the six-month period ended June 30, 2002 compared to net cash used of $20,269 for the six-month period ended June 30, 2001. This increase was a result of the Company's receiving proceeds of $86,759 to finance the construction of four articulated tug/barge units. The Company has borrowed $30,000 and repaid $15,000 on its Revolving Credit Agreement in 2002 compared to borrowings of $1,500 and repayments of $1,000 in 2001. This is offset by $5,788 higher debt issue costs paid ($6,063 in 2002 compared to $275 in 2001) and $5,209 lower principal payments ($11,928 in 2002 compared to $17,137 in 2001) on long term debt.

         CAPITAL RESOURCES

Management plans to continue its efforts to modernize the Company's fleet of vessels. Many of the tugs and barges and a number of the tankers used in Oil and Chemical Distribution and Transportation Services are more than two-thirds through their estimated useful lives. Federal regulations are currently requiring the phase-out of single hull oil barges and of single hull tankers beginning in 2003. The majority of the Company's single hull oil barges will be retired between 2003 and 2010 and eight of the Company's tankers will, unless they are retrofitted with double hulls, be retired between 2003 and 2006. Accordingly, the Company is consulting with its customers and developing plans where justified by business prospects, to either refurbish the existing fleet of tugs and barges, thereby extending their useful lives, or to purchase used equipment or build new equipment which complies with current federal regulations. At June 30, 2002, the Company is constructing four articulated tug/barge units at a total cost of approximately $133,000.

Subsequent to the sale of MTL Petrolink Corp., the Company requested an amendment to its $115,000,000 Amended and Restated Credit Agreement ("Revolver") which effectively removed certain lease commitments and earnings before interest, taxes, depreciation and amortization of MTL Petrolink Corp. from the calculation from the Company's net debt (as defined in the Revolver) to earnings before interest, taxes, depreciation and amortization ratio. This amendment is effective as of July 23, 2002. As of June 30, 2002, the Company is in compliance with all of its restrictive covenants.

In June 2002, the Company borrowed $58,207 of Title XI funds from the Department of Transportation Maritime Administration. Principal is due semi-annually with interest at a rate of 5.85% through 2027. All of the proceeds have been placed in escrow, of which $51,270 is classified as restricted cash in cash and cash equivalents and $6,937 is classified as Property and Equipment and is available to reimburse the Company for future expenditures of the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE/Barge 550-2. The $51,270 of restricted cash was used to repay $49,990 of construction financing in July 2002 and to reimburse the Company for incurred expenditures. Since the Company borrowed these Title XI funds to in part repay the $49,990 construction financing, the construction financing is classified as a current liability at June 30, 2002.

On April 16, 2002 the Company finalized the terms of a floating rate construction term loan facility (the "Facility") in the aggregate principal amount of $61,327 for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 currently under construction. The Facility is guaranteed pursuant to Title XI by the Maritime Administration of the United States of America. Interest on outstanding borrowing is due semi-annually based on the applicable commercial paper rate plus .3%. The Company intends to refinance this debt with Title XI funds upon delivery of the OCEAN

RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 in 2003. The Company has a commitment letter from the United States Department of Transportation Maritime Administration for this refinancing of up to 87.5% of the actual cost. The Company must fund the construction costs in advance and request reimbursement from the Facility for eligible expenditures. As of June 30, 2002, the Company had expended $44,828 on the construction of these vessels. In May and July 2002, the Company borrowed $21,620 and $16,148, respectively, against the Facility. In May 2002, the Company entered into a treasury rate lock agreement with a notional amount of $64,000, which has the effect of locking the underlying benchmark rate on the permanent financing for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 at 5.45%.

On April 29, 2002, the Company entered into an agreement to sell 100% of the outstanding common stock of MTL Petrolink Corp. for $18,000, subject to certain working capital adjustments, and on May 15, 2002, this transaction was completed. MTL Petrolink Corp. was a subsidiary of Marine Transport Corporation. Marine Transport Corporation was acquired by the Company on February 7, 2001. Based on working capital adjustments to the purchase price contained in the sale agreement and based on certain arrangements by which the Company agreed to charter two tankers from MTL Petrolink Corp. and to the purchaser of MTL Petrolink Corp. for a period of approximately 85 days commencing on May 15, 2002, the Company expects the net proceeds from the sale of MTL Petrolink Corp. not to exceed $18,187.

The Company decided to consider the sale of MTL Petrolink Corp. subsequent to its acquisition of Marine Transport Corporation and made no effort to separately determine the fair value of MTL Petrolink Corp. at that time. Accordingly, the Company has recorded the excess of the sales price, net of selling costs, over the net asset value as a purchase price adjustment resulting in a reduction to goodwill of $6,027.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect our results of operations and financial condition. The Company's policy is to not use financial instruments for trading purposes or other speculative purposes.

On May 29, 2002, the Company hedged a portion of its interest rate exposure by entering into a rate lock agreement, which has the effect of locking the underlying benchmark rate on the permanent financing for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 at 5.45%. The rate lock agreement is designated as a cash flow hedge; therefore, the changes in fair value, to the extent the rate lock agreement is effective, is recognized in other comprehensive income (loss) until the debt is funded. Subsequent to funding, the amount recorded in other comprehensive income (loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The fair value of the rate lock agreement was recorded as a current accrued liability of $1,661 at June 30, 2002. For the six months ended June 30, 2002, the Company has recorded an unrealized loss of $1,057, net of $604 deferred taxes, to other comprehensive income as an interest rate hedge fair value adjustment. Amounts were determined as of June 30, 2002 based on quoted mark to market values. The Company has not reclassified any amounts into earnings during the three and six month periods ended June 30, 2002.

During the second quarter of 2002, the Company began recognizing translation losses on its assets in Venezuela due to the significant devaluation of the Bolivar, the functional currency of Venezuela. As of June 30, 2002, the Company has recorded a reduction to its property and equipment of $1,560 and recorded an unrealized loss of $993, net of $567 deferred taxes to other comprehensive income (loss). Amounts were determined as of June 30, 2002 based on the foreign currency exchange rate of the Bolivar with the U.S. dollar.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 25, 2001, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of Dennis Wood and a class alleged to consist of certain holders of our common stock. The complaint named us and each member of our board of directors as defendants and alleged, among other things, that the defendants undertook certain actions to avoid subjecting the Company to public reporting requirements and caused shares of the Company's common stock to be purchased and sold at artificially low prices in connection with the Company's tender offer announced on April 16, 2001. The plaintiff originally asserted causes of action for breach of contract, breach of fiduciary duty and unjust enrichment and seeks unspecified damages and injunctive relief.

The defendants subsequently answered the complaint and moved to dismiss the breach of contract claim on the grounds that, based on the facts of the case, the plaintiff could not properly allege such a claim as a matter of law. On December 6, 2001, the court dismissed the breach of contract claim without leave to amend.

On May 24, 2002, a hearing was held on plaintiff's motion to certify this case as a class action. On June 10, 2002, the Court denied plaintiff's motion seeking to certify this case as a class action. On June 26, 2002, the parties began settlement negotiations. The Company expects that an agreement may be reached in settlement of this litigation in the third quarter of 2002.

We do not believe that the ultimate resolution of this proceeding will have a material adverse effect on our financial position or results of operations.

ITEM 5.  OTHER INFORMATION.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by the Company's audit committee to be performed by Deloitte & Touche LLP, the Company's external auditor. Non-audit services are defined in the law as any professional services provided to an issuer by a registered public accounting firm other than those provided in connection with an audit or a review of the financial statements of the Company.

On August 8, 2002, the Company's audit committee approved the engagement of Deloitte & Touche LLP for the non-audit service of preparation of certain tax returns.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 10 Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement

Exhibit 11 Statement regarding computation of per share earnings (incorporated herein by reference to Note 5 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Item 1. Financial Statements" of the Form 10-Q)

Exhibit 99.1   Certification of the Principal Executive Officer required by
               Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2   Certification of the Principal Financial Officer required by
               Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CROWLEY MARITIME CORPORATION

August 14, 2002                     By:     /s/ Thomas B. Crowley, Jr.
                                            ------------------------------------
                                            Thomas B. Crowley, Jr.
                                            Chairman of the Board, President and
                                            Chief Executive Officer

August 14, 2002                     By:     /s/ Richard L. Swinton
                                            ------------------------------------
                                            Richard L. Swinton
                                            Vice President, Tax & Audit

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------

10 Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement

11 Statement regarding computation of per share earnings (incorporated herein by reference to Note 5 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Item 1. Financial Statements" of the Form 10-Q)

99.1              Certification of the Principal Executive Officer required by
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification of the Principal Financial Officer required by
                  Section 906 of the Sarbanes-Oxley Act of 2002