Form 10-Q
period 2002-09-30
CROWLEY MARITIME CORP
filed 2002-11-14
CIK 1130194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __ to __

                         Commission file number 0-49717

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

Yes [X]  No [ ]

As of November 14, 2002, 89,776 shares of voting common stock, $.01 par value per share, were outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements ...............................................................         2

            Unaudited Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 2002 and 2001.............................         3

            Unaudited Condensed Consolidated Balance Sheets as of September 30,
            2002 and December 31, 2001..........................................................         4

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2002 and 2001.......................................         5

            Notes to Unaudited Condensed Consolidated Financial Statements for
            the Three and Nine Months Ended September 30, 2002 and 2001.........................         6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................................        14

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................       25

   Item 4.  Controls and Procedures..............................................................       26

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................       26

   Item 6.  Exhibits and Reports on Form 8-K.....................................................       26

SIGNATURES......................................................................................        27

CERTIFICATIONS..................................................................................        28

                          PART I-FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS                       NINE MONTHS
                                                              ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          --------------------------        --------------------------
                                                             2002             2001             2002             2001
                                                          ---------        ---------        ---------        ---------
OPERATING REVENUES                                        $ 275,062        $ 285,025        $ 739,170        $ 754,628

EXPENSES:
     Operating                                              225,645          243,533          649,473          659,999
     General and administrative                              10,138            8,488           27,063           25,306
     Depreciation and amortization                           13,550           13,437           40,519           38,076
                                                          ---------        ---------        ---------        ---------
                                                            249,333          265,458          717,055          723,381
                                                          ---------        ---------        ---------        ---------

OPERATING INCOME                                             25,729           19,567           22,115           31,247

OTHER INCOME (EXPENSE):
     Gain (loss) on asset disposition, net                     (154)           1,920              592            4,429
     Gain on involuntary conversion                           3,897             --              3,897             --
     Interest income                                            285              332              492            1,916
     Interest expense                                        (4,348)          (3,911)         (11,264)         (11,848)
     Minority interest in consolidated subsidiaries            (102)             152              374              731
     Other income (expense)                                     (51)             143              209               41
                                                          ---------        ---------        ---------        ---------

                                                               (473)          (1,364)          (5,700)          (4,731)
                                                          ---------        ---------        ---------        ---------

INCOME BEFORE INCOME TAXES                                   25,256           18,203           16,415           26,516

Income tax expense                                            9,200            6,010            6,000            9,541
                                                          ---------        ---------        ---------        ---------

NET INCOME                                                   16,056           12,193           10,415           16,975

Preferred stock dividends                                      (393)            (439)          (1,272)          (1,409)
                                                          ---------        ---------        ---------        ---------

NET INCOME ATTRIBUTABLE
  TO COMMON SHAREHOLDERS                                  $  15,663        $  11,754        $   9,143        $  15,566
                                                          =========        =========        =========        =========

     Basic earnings per common share                      $  115.19        $   86.29        $   67.20        $  114.60
     Diluted earnings per common share                    $   98.97        $   74.77        $   63.61        $  103.32

     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2002             2001
                                                                                -------------     ------------
ASSETS

Cash and cash equivalents                                                         $  31,206        $  33,421
Receivables, net                                                                    153,504          133,965
Prepaid expenses and other assets                                                    34,371           33,232
                                                                                  ---------        ---------
TOTAL CURRENT ASSETS                                                                219,081          200,618

Receivable from related party                                                        16,472           15,975
Notes receivable and other assets                                                    24,983           17,033
Goodwill                                                                             45,932           48,442
Intangibles                                                                          12,466            7,743
Property and equipment, net                                                         549,628          514,055
                                                                                  ---------        ---------

TOTAL ASSETS                                                                      $ 868,562        $ 803,866
                                                                                  =========        =========

LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $ 111,459        $ 110,524
Accrued payroll and related expenses                                                 45,498           38,967
Insurance claims payable                                                             17,334           17,880
Unearned revenue                                                                      9,769            8,227
Current portion of long-term debt                                                    28,263           24,063
                                                                                  ---------        ---------
TOTAL CURRENT LIABILITIES                                                           212,323          199,661

Deferred income taxes                                                                63,592           62,385
Deferred gain                                                                         6,026            8,035
Other liabilities                                                                    13,239           13,567
Long-term liabilities of discontinued operations                                      7,275            8,587
Minority interests in consolidated subsidiaries                                       4,823            5,426
Long-term debt                                                                      279,385          224,017

REDEEMABLE PREFERRED CLASS B STOCK, $100 par value, 200,000 shares
     authorized; 23,671 shares issued and outstanding at December 31, 2001             --              2,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000 shares issued,
     authorized and outstanding                                                      31,500           31,500
Common voting stock, $.01 par value, 4,485,000 shares authorized;
    89,809 and  89,976 shares issued and outstanding at September 30, 2002
    and December 31, 2001, respectively                                                   1                1
Class N common non-voting stock, $.01 par value, 54,500 shares
    authorized; 46,138 shares outstanding                                              --               --
Additional paid-in capital                                                           67,613           67,716
Retained earnings                                                                   189,594          180,604
Accumulated other comprehensive loss                                                 (6,809)            --
                                                                                  ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                          281,899          279,821
                                                                                  ---------        ---------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY                                                    $ 868,562        $ 803,866
                                                                                  =========        =========

     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)


                                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                                              2002             2001
                                                                         -------------    -------------
OPERATING ACTIVITIES:
   Net income                                                              $  10,415        $  16,975
   Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                                             40,519           38,076
    Amortization of deferred gain on sale of vessels                          (2,009)          (2,077)
    Gain on asset disposition                                                   (592)          (4,429)
    Gain on involuntary conversion                                            (3,897)            --
    Change in cash surrender value of life insurance                           2,436            2,000
    Deferred income tax provision                                              6,446            1,560
    Changes in current assets and liabilities:
      Receivables, net                                                       (23,250)         (19,668)
      Prepaid expenses and other current assets                               (4,330)          (1,674)
      Accounts payable and accrued liabilities                                (3,772)           1,291
      Accrued payroll and related expenses                                     6,829           (6,190)
    Other                                                                       (946)          11,069
                                                                           ---------        ---------
        Net cash provided by continuing operations                            27,849           36,933
        Net cash used in discontinued operations                              (1,209)          (1,438)
                                                                           ---------        ---------
        Net cash provided by operating activities                             26,640           35,495
                                                                           ---------        ---------

INVESTING ACTIVITIES:
   Property and equipment additions                                          (74,408)         (70,272)
   Dry-docking costs                                                         (11,594)          (2,550)
   Proceeds from asset disposition                                             1,785            4,505
   Proceeds from sale of MTL Petrolink Corp., net of cash sold                18,138             --
   Deposits of restricted funds                                               (8,937)            --
   Acquisition of Marine Transport Corporation, net of cash acquired            --            (40,389)
   Payments on receivable from related party                                  (2,933)          (2,979)
   Receipts on notes receivable                                                  306              172
                                                                           ---------        ---------
        Net cash used in continuing operations                               (77,643)        (111,513)
        Net cash provided by discontinued operations                            --              8,173
                                                                           ---------        ---------
        Net cash used in investing activities                                (77,643)        (103,340)
                                                                           ---------        ---------

FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                            102,906             --
   Borrowings on Revolving Credit Facility                                    50,000           12,500
   Repayments on Revolving Credit Facility                                   (25,000)          (6,000)
   Payment of long-term debt                                                 (68,338)         (23,969)
   Debt issue costs paid                                                      (6,400)            (508)
   Payment of preferred stock dividends                                       (1,757)          (1,940)
   Redemption of preferred stock                                              (2,367)          (2,372)
   Proceeds from issuance of common stock                                       --              2,012
   Retirement of common stock                                                   (256)          (1,209)
                                                                           ---------        ---------
        Net cash provided by (used in) financing activities                   48,788          (21,486)
                                                                           ---------        ---------
        Net decrease in cash and cash equivalents                             (2,215)         (89,331)
        Cash and cash equivalents at beginning of period                      33,421          107,799
                                                                           ---------        ---------
        Cash and cash equivalents at end of period                         $  31,206        $  18,468
                                                                           =========        =========

     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission which apply to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the General Form for Registration of Securities on Form 10, as amended, for Crowley Maritime Corporation (the "Company"), as filed with the Securities and Exchange Commission on June 26, 2002.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial condition and cash flows for the interim periods have been made. Results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

Foreign Currency Translation

The results of operations of non-U.S. subsidiaries are translated from local currencies into U.S. dollars using average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of each period. Translation gains and losses on assets and liabilities are reported as a separate component of stockholders' equity and are not included in the determination of net income (loss).

Derivative Financial Instruments

The Company does not invest in derivatives for trading or speculative purposes. From time to time, as part of its risk management strategy, the Company uses derivative financial instruments, such as rate lock agreements, to manage exposures to interest rate risk on forecasted debt obligations. In accordance with SFAS 133, as amended, these hedges are accounted for as a cash flow hedge with unrealized gains and losses recorded in other comprehensive income (loss). The amount paid or received by the Company on maturity of a rate lock agreement is recognized as an adjustment to interest expense over the term of the underlying debt obligation.

Recent Accounting Standards

SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Effective January 1, 2002, the Company has discontinued amortizing goodwill related to its acquisition of Marine Transport Corporation in 2001. If SFAS 142 had been effective January 1, 2001, the Company would not have recorded amortization expense of $645 for the three months ended September 30, 2001 and $1,666 for the nine months ended September 30, 2001. The proforma effects of not recording goodwill amortization on net income and basic and diluted earnings per common share for the three months and nine months ended September 30, 2001 are as follows:

                                              THREE MONTHS             NINE MONTHS
                                                  ENDED                    ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                  2001                    2001
                                              -------------           -------------
Net income                                     $   12,838              $   18,641

Basic earnings per common share                $    91.02              $   126.86
Diluted earnings per common share              $    78.74              $   113.60

The Company has completed its transitional impairment test of goodwill as of January 1, 2002. No impairment was identified as a result of the test.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

recognized only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the standard effective January 1, 2003.

NOTE 2 - SALE OF MTL PETROLINK CORP.

On April 29, 2002, the Company entered into an agreement to sell 100% of the outstanding common stock of MTL Petrolink Corp. for $18,000, subject to certain working capital adjustments, and on May 15, 2002 this transaction was completed. MTL Petrolink Corp. was a subsidiary of Marine Transport Corporation. Marine Transport Corporation was acquired by the Company on February 7, 2001. Based on working capital adjustments to the purchase price contained in the sales agreement and based on certain arrangements by which the Company agreed to charter two tankers from MTL Petrolink Corp. and to the purchaser of MTL Petrolink Corp. for a period of approximately 85 days commencing on May 15, 2002 the Company's net proceeds from the sale of MTL Petrolink Corp. was $18,138. Included in the $18,000 purchase price is a $500 escrow deposit made by the buyer that will be used to fund certain claims, as defined by the sales agreement, if and when such claims arise. If no such claims arise, any funds remaining in escrow on May 15, 2003 shall be remitted to the Company. These escrow funds will not be accounted for as proceeds until received.

The Company decided to consider the sale of MTL Petrolink Corp. subsequent to its acquisition of Marine Transport Corporation and made no effort separately to determine the fair value of MTL Petrolink Corp. at that time. Accordingly, the Company has recorded the excess of the sales price, net of selling costs, over the net asset value as a purchase price adjustment resulting in a reduction to goodwill in the amount of $2,510.

The following unaudited pro forma results of operations for the nine months ended September 30, 2002 and 2001 are presented as if the sale of MTL Petrolink Corp. had been completed at February 7, 2001. The pro forma results include estimates and assumptions which management believes are reasonable. However, the pro forma results are not necessarily indicative of the results that would have occurred if the sale had occurred on February 7, 2001.


                                               NINE MONTHS              NINE MONTHS
                                                  ENDED                    ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                  2002                     2001
                                              -------------            -------------
Operating revenues                             $   716,440              $   690,430
Net income                                     $    10,910              $    12,348

Basic earnings per common share                $     70.84              $     80.53
Diluted earnings per common share              $     66.66              $     74.78

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 3 - GAIN ON INVOLUNTARY CONVERSION

In July 2002, a fire occurred in the engine room of one of the Company's tankers. As a result of the fire, the extensive damages caused by it and the short remaining useful life of the vessel, management decided not to repair the vessel. The Company has received notification from its reinsurance underwriters that it will receive insurance proceeds in the amount of $5,850 based upon the damage to the vessel caused by the fire. Accordingly, the Company has recognized a gain net of incurred costs from involuntary conversion of $3,897.

NOTE 4 - LONG-TERM DEBT

Subsequent to the sale of MTL Petrolink Corp., the Company requested and was granted an amendment to its $115,000,000 Amended and Restated Credit Agreement (the "Revolver") which removed certain lease commitments and earnings before interest, taxes, depreciation and amortization of MTL Petrolink Corp. from the calculation of the Company's net debt (as defined in the Revolver) to the Company's earnings before interest, taxes, depreciation and amortization ratio. This amendment became effective as of July 23, 2002. As of September 30, 2002, the Company was in compliance with all of its covenants.

In June 2002, the Company received, pursuant to Title XI of the Merchant Marine Act of 1936, a guaranty from the United States Department of Transportation, Maritime Administration, of the repayment of $58,207 of debt issued by the Company to finance the construction of two articulated tug/barge units, the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE/Barge 550-2. Principal is due semi-annually with interest at a fixed rate of 5.85% through 2027. In July 2002, proceeds in the amount of $50,437 from the debt issued by the Company were used to: (a) repay $49,990 of construction financing used for the construction of the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE/Barge 550-2; and (b) reimburse the Company for incurred expenditures. The remaining $7,770 has been placed in escrow (with $833 classified as restricted cash in Cash and Cash Equivalents and $6,937 classified as Property and Equipment) and is available to reimburse the Company for incurred expenditures on these vessels.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

On April 16, 2002, the Company finalized the terms of a floating rate construction term loan facility (the "Facility") in the aggregate principal amount of $61,327 for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 currently under construction. Repayment of the Facility is guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 by the United States Department of Transportation, Maritime Administration. Interest on outstanding borrowing is due semi-annually based on the applicable commercial paper rate plus .3%, which is 1.81% at September 30, 2002. The Company intends to refinance this debt with long term debt guaranteed pursuant to Title XI upon delivery of the OCEAN RELIANCE/Barge 550-3 during the fourth quarter of 2002 and the delivery of the COASTAL RELIANCE/Barge 550-4 during the first quarter of 2003 and has received a commitment letter from the United States Department of Transportation, Maritime Administration, to guarantee the refinancing of up to 87.5% of the actual cost of these vessels. Until the vessels have been delivered, the Company must fund the construction costs in advance and request reimbursement from the Facility for eligible expenditures. As of September 30, 2002, the Company had expended $57,799 on the construction of these vessels. In May and July 2002, the Company borrowed $21,620 and $16,148, respectively, against the Facility.

On May 29, 2002, the Company hedged a portion of its interest rate exposure by entering into a rate lock agreement, which has the effect of locking the underlying benchmark rate on the permanent financing for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 at 5.45%. The rate lock agreement is designated as a cash flow hedge; therefore, the changes in fair value, to the extent the rate lock agreement is effective, is recognized in other comprehensive income (loss) until the debt is funded. Subsequent to funding, the amount recorded in other comprehensive income (loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The fair value of the rate lock agreement was recorded as a current accrued liability of $8,041 at September 30, 2002. For the nine months ended September 30, 2002, the Company has recorded an unrealized loss of $5,146, net of $2,895 deferred taxes, to other comprehensive income as an interest rate hedge fair value adjustment. Amounts were determined as of September 30, 2002 based on quoted dealer market values. The Company has not reclassified any amounts into earnings during the three and nine month periods ended September 30, 2002.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5 - COMPREHENSIVE INCOME

The following table provides a reconciliation of net income reported in our unaudited condensed consolidated statements of operations to comprehensive income:

                                                         2002                   2001
                                                       --------               --------
THREE MONTHS ENDED SEPTEMBER 30:
Net income                                             $ 16,056               $ 12,193
Other comprehensive income (loss):
Foreign currency translation adjustments,
    net of tax of $368                                     (670)                  --
Rate lock agreement, net of tax of $2,291                (4,089)                  --
                                                       --------               --------
Comprehensive income                                   $ 11,297               $ 12,193
                                                       ========               ========

NINE MONTHS ENDED SEPTEMBER 30:
Net income                                             $ 10,415               $ 16,975
Other comprehensive income (loss):
Foreign currency translation adjustments,
    net of tax of $935                                   (1,663)                  --
Rate lock agreement, net of tax of $2,895                (5,146)                  --
                                                       --------               --------
Comprehensive income                                   $  3,606               $ 16,975
                                                       ========               ========

NOTE 6 - EARNINGS PER SHARE

The computations for basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001 are as follows:

                                               THREE MONTHS                       NINE MONTHS
                                            ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                        --------------------------        --------------------------
                                           2002             2001             2002             2001
                                        ---------        ---------        ---------        ---------
Numerator:
Net income                              $  16,056        $  12,193        $  10,415        $  16,975
Less preferred dividends                     (393)            (439)          (1,272)          (1,409)
                                        ---------        ---------        ---------        ---------
Net income for basic earnings
  per common share                         15,663           11,754            9,143           15,566
Plus preferred dividends                      393              394            1,182            1,181
                                        ---------        ---------        ---------        ---------
Net income for diluted earnings
  per common share                      $  16,056        $  12,148        $  10,325        $  16,747
                                        =========        =========        =========        =========

Denominator:
Basic weighted average shares             135,975          136,219          136,056          135,834
                                        =========        =========        =========        =========
Diluted weighted average shares           162,225          162,469          162,306          162,084
                                        =========        =========        =========        =========

Basic earnings per common share         $  115.19        $   86.29        $   67.20        $  114.60
Diluted earnings per common share       $   98.97        $   74.77        $   63.61        $  103.32

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 7 - FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

The table below summarizes certain financial information for each of the Company's segments and reconciles such information to the unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001.

                                                       Oil and
                                          Ship         Chemical
                                         Assist      Distribution     Energy
                                          and            and           and
                            Liner        Escort     Transportation    Marine       Segment                            Consolidated
                           Services     Services       Services       Services      Total       Other    Elimination     Total
                          ---------    ---------    --------------   ---------    ---------   ---------  -----------  ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2002 (1)
Operating revenues        $ 138,953    $  17,555      $  90,853      $  27,701    $ 275,062        --          --      $ 275,062
Intersegment revenues           274          317           --            7,088        7,679   $  24,563   $ (32,242)        --
Depreciation and
   amortization               1,948            9          5,001          2,840        9,798       3,752        --         13,550
Operating income              6,132        3,181         10,357          6,059       25,729        --          --         25,729

THREE MONTHS ENDED
SEPTEMBER 30, 2001 (2)
Operating revenues        $ 124,664    $  18,022      $ 113,919      $  28,420    $ 285,025        --          --      $ 285,025
Intersegment revenues           338          377           --            7,865        8,580   $  20,415   $ (28,995)        --
Depreciation and
   amortization               1,807            9          5,348          3,110       10,274       3,163        --         13,437
Operating income (loss)         (29)       2,838         12,047          4,711       19,567        --          --         19,567

NINE MONTHS ENDED
SEPTEMBER 30, 2002 (1)
Operating revenues        $ 390,636    $  53,055      $ 226,014      $  69,465    $ 739,170        --          --      $ 739,170
Intersegment revenues         1,135          931           --           20,009       22,075   $  70,530   $ (92,605)        --
Depreciation and
   amortization               5,487           27         15,409          8,641       29,564      10,955        --         40,519
Operating income              6,621        8,907          5,709            878       22,115        --          --         22,115

NINE MONTHS ENDED
SEPTEMBER 30, 2001 (2)
Operating revenues        $ 376,794    $  53,342      $ 265,325      $  59,167    $ 754,628        --          --      $ 754,628
Intersegment revenues           894        1,267           --           21,850       24,011   $  64,214   $ (88,225)        --
Depreciation and
   amortization               5,687           27         13,453          9,551       28,718       9,358        --         38,076
Operating income (loss)        (613)       7,675         28,582         (4,397)      31,247        --          --         31,247

----------
(1)   MTL Petrolink Corp. was sold on May 15, 2002, as discussed in Note 2.

(2)   Marine Transport Corporation was purchased on February 7, 2001.

The Company does not segregate assets by reporting segment. Total assets were $868,562 and $803,866 at September 30, 2002 and December 31, 2001, respectively.

                  CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Geographic Area Information

Revenues are attributed to the United States and to all foreign countries based on the port of origin for the carriage of ocean cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material.

Operating revenue from external customers and net property and equipment information by geographic area, excluding discontinued operations, are summarized as follows:


                                                    UNITED             ALL FOREIGN           CONSOLIDATED
                                                    STATES              COUNTRIES               TOTAL
                                                   --------            -----------           -------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Operating revenues                                 $246,518              $ 28,544              $275,062

THREE MONTHS ENDED SEPTEMBER 30, 2001
Operating revenues                                 $257,467              $ 27,558              $285,025


NINE MONTHS ENDED SEPTEMBER 30, 2002
Operating revenues                                 $660,591              $ 78,579              $739,170
Property and equipment, net                         543,547                 6,081               549,628

NINE MONTHS ENDED SEPTEMBER 30, 2001
Operating revenues                                 $672,443              $ 82,185              $754,628
Property and equipment, net                         481,850                 8,469               490,319

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

CRITICAL ACCOUNTING POLICIES

The preparation of the unaudited condensed consolidated financial statements, upon which this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based, requires management to make estimates which impact these unaudited condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to the long-lived asset depreciation and amortization policies and impairment, revenue recognition, and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. Refer to "Note 1 - Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" and "Critical Accounting Policies" in the "Management Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's General Form for Registration of Securities on Form 10, as amended, as filed with the Securities and Exchange Commission on June 26, 2002 for details regarding all of the Company's critical and significant accounting policies.

NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the standard effective January 1, 2003.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (DOLLARS IN THOUSANDS)

Net income for the three months ended September 30, 2002 increased by $3,863 to $16,056 compared with net income of $12,193 in the same period of the prior year. The primary reason for this increase is an increase in operating income of $6,162, (operating income of $25,729 versus $19,567 for the three months ended September 30, 2002 and 2001, respectively), principally in the Liner Services segment. In addition, the Company had lower gains on asset dispositions and higher interest and income tax expense that were substantially offset by a gain on involuntary conversion.

LINER SERVICES

Revenues from our Liner Services segment for the three months ended September 30, 2002 increased $14,289 or 11.5%, to $138,953 compared with $124,664 for the third quarter in 2001. The increase in revenues is primarily attributable to a 17.8% increase in container and non-container volume, which was offset by an 8.4% decrease in average revenue per twenty-foot equivalent unit, or TEU, ("average revenue"). The Company's container and noncontainer volume during the third quarter in 2002 and 2001 was 135,803 TEUs and 115,278 TEUs, respectively. The Company experienced a 25.5% increase in the Puerto Rico and Eastern Caribbean Islands Service container and noncontainer volume and a 9.3% increase in container and noncontainer volume in the Latin America Service. In the third quarter of 2002, the Company experienced an 8.4% average revenue decrease in the Puerto Rico and Eastern Caribbean Islands Service and no change in the average revenue in the Latin America Service compared with the third quarter of 2001. The decrease in average revenue was due to competitive pressures.

Operating expenses for the three months ended September 30, 2002 increased $6,577, or 5.6%, to $124,605 compared with $118,028 from the third quarter in 2001. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs. The increase in operating expenses is directly attributable to the increase in container and non-container volume, as noted above.

Depreciation and amortization for the three months ended September 30, 2002 increased $141, or 7.8%, to $1,948 compared with $1,807 from the third quarter in 2001. The increase was directly attributable to an increase in dry-dock amortization relating to additional vessels dry-docked in 2002.

As a result, the operating income for the three months ended September 30, 2002 from Liner Services increased $6,161 to $6,132 compared with an operating loss of $29 for the three months ended September 30, 2001.

SHIP ASSIST AND ESCORT SERVICES

Revenues from our Ship Assist and Escort Services segment for the three months ended September 30, 2002 decreased $467 or 2.6%, to $17,555 compared with $18,022 for the three months ended September 30, 2001. The decrease was directly attributable to a decrease in activity in Los Angeles/Long Beach, California and Puget Sound, Washington, resulting in a decrease of approximately 5.6% in the total vessel hours utilized by its vessel fleet (67,137 vessel hours compared with 71,133 vessel hours). Vessel hours utilized is directly impacted by harbor and oil trading activity.

Operating expenses for the three months ended September 30, 2002 decreased $1,069 or 7.2%, to $13,801 compared with $14,870 from the third quarter in 2001. The decrease was directly attributable to a decrease in fuel and crew costs as a result of lower vessel utilization.

As a result, the operating income for the three months ended September 30, 2002 increased $343 to $3,181 compared with $2,838 for the three months ended September 30, 2001.

OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

Revenues from our Oil and Chemical Distribution and Transportation Services segment for the three months ended September 30, 2002 decreased $23,066 or 20.2%, to $90,853 compared with $113,919 for the three months ended September 30, 2001. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and an overall decrease in vessel utilization (88.2% compared with 95.3%). The decrease in vessel utilization is a result of declining oil and trading activity among West Coast suppliers and the 2001 reopening of the Olympic Pipeline.

Operating expenses for the three months ended September 30, 2002 decreased $20,269 or 21.4%, to $74,365 compared with $94,634 from the third quarter in 2001. The decrease was primarily attributable to the exclusion of the expenses associated with MTL Petrolink Corp. for the three months ended September 30, 2002 compared with the three months ended September 30, 2001.

Depreciation and amortization for the three months ended September 30, 2002 decreased $347 or 6.5%, to $5,001 compared with $5,348 for the three months ended September 30, 2001. The decrease was directly attributable to a decrease arising from the retirement of a number of vessels, not including the operations of MTL Petrolink Corp. in the three months ended September 30, 2002, and a decrease from not recording goodwill amortization in 2002, in accordance with SFAS 142. This decrease was partially offset by an increase in dry-dock amortization for additional vessels dry-docked in 2002.

As a result, the operating income for the three months ended September 30, 2002 from Oil and Chemical Distribution and Transportation Services decreased $1,690 to $10,357 compared with $12,047 for the third quarter in 2001.

ENERGY AND MARINE SERVICES

Revenues from our Energy and Marine Services segment for the three months ended September 30, 2002 decreased $719 or 2.5%, to $27,701 compared with $28,420 for the three months ended September 30, 2001. The higher revenues in 2001 resulted from a contract to transport a drilling facility from Alaska to Russia. The impact of this contract was offset by a new contract in 2002 with a global service provider for project barge transportation and other activities to Russia. Contributing to the decrease in revenue was a decrease in vessel utilization to 54% during the third quarter of 2002 compared with 68% during the same quarter of 2001. Vessel utilization is very volatile and is impacted by oil exploration activity and general economic conditions.

Operating expenses for the three months ended September 30, 2002 decreased $2,623 or 9.5%, to $25,009 compared with $27,632 from the third quarter in 2001. The decrease was directly attributable to the decrease in vessel utilization which led to the decreased revenues noted above.

Depreciation and amortization for the three months ended September 30, 2002 decreased $270 or 8.7%, to $2,840 compared with $3,110 for the three months ended September 30, 2001. The decrease was directly attributable to an increase in the number of operating vessels and terminals which became fully depreciated in 2002.

As a result, the operating income for the three months ended September 30, 2002 increased $1,348 to $6,059 compared with $4,711 for the three months ended September 30, 2001.

OTHER INCOME (EXPENSE)

Gain (loss) on asset disposition for the three months ended September 30, 2002 decreased $2,074 or 108%, to a loss of $154 compared with a gain of $1,920 for the three months ended September 30, 2001. These gains (losses) resulted from the Company's plans to continually sell surplus equipment and vessels that have been replaced with more modern equipment. In the third quarter of 2002, the Company sold 1 vessel and other equipment, resulting in net proceeds of $426. In the third quarter of 2001, the Company sold two vessels and other equipment, resulting in proceeds of $2,019.

In July 2002, a fire occurred in the engine room of one of the Company's tankers. As a result of the fire, the extensive damages caused by it and the short remaining useful life of the vessel, management decided not to repair the vessel. The Company has received notification from its insurance company that it will receive insurance proceeds in the amount of $5,850 based upon the damage to the vessel caused by the fire. Accordingly, the Company has recognized a gain net of incurred costs from involuntary conversion of $3,897.

Interest income for the three months ended September 30, 2002 decreased $47 or 14.2%, to $285 compared with $332 from the third quarter in 2001. This decrease was due to lower interest rates in 2002.

Interest expense for the three months ended September 30, 2002 increased $437 or 11.2%, to $4,348 compared with $3,911 from the third quarter in 2001. This is a result of additional interest expense from increased borrowings under the Company's revolving line of credit agreement.

Income tax expense for the three months ended September 30, 2002 increased $3,190 or 53.1%, to $9,200 compared with $6,010 for the three months ended September 30, 2001. The effective tax rate was 36% and 33% for the third quarter of 2002 and 2001, respectively. The higher effective tax rate for the three months ended September 30, 2001 was a result of the Company's inability to utilize foreign tax credits.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (DOLLARS IN THOUSANDS)

Net income for the nine months ended September 30, 2002 declined by $6,560 to a net income of $10,415 compared with net income of $16,975 in the same period of the prior year. The primary reason for this decline is a decrease in operating income of $9,132 (operating income of $22,115 versus $31,247 for the nine months ended September 30, 2002 and 2001, respectively), principally in the Oil and Chemical Distribution and Transportation Services segment. In addition, the Company had lower gains on asset dispositions and interest income that were substantially offset by a gain on involuntary conversion and reduced income tax expense.

LINER SERVICES

Revenues from our Liner Services segment for the nine months ended September 30, 2002 increased $13,842 or 3.7 %, to $390,636 compared with $376,794 for the nine months ended September 30, 2001. The increase in revenues is primarily attributable to a 9.0% increase in container and noncontainer volume, which was offset by a 9.6% decrease in average revenue per TEU ("average revenue"). The Company's container and noncontainer volume during the nine months ended September 30, 2002 and 2001 was 376,141 TEUs and 345,155 TEUs, respectively. The Company experienced a 13.7% increase in the Puerto Rico and Eastern Caribbean Islands Service container and noncontainer volume and a 3.7% increase in container and noncontainer volume in the Latin America Service. In the nine months ended September 30, 2002, the Company experienced a 7.7% average revenue decrease in the Puerto Rico and Eastern Caribbean Islands Service and a 1.9% average revenue decrease in the Latin America Service compared with the nine months ended September 30, 2001. The decrease in average revenue was due to competitive pressures. This decrease in average revenue was offset by an increase in other logistical service revenues.

Operating expenses for the nine months ended September 30, 2002 increased $5,350, or 1.5%, to $361,857 compared with $356,507 for the nine months ended September 30, 2001. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs. The increase in operating expenses is directly attributable to the increase in container and non-container volume, as noted above.

Depreciation and amortization for the nine months ended September 30, 2002 decreased $200, or 3.5%, to $5,487 compared with $5,687 from the nine months ended September 30, 2001. The reduction in depreciation was due to the sale of container and trailer equipment in 2001, which was partially offset by an increase in dry-dock amortization for additional vessels dry-docked in 2002.

As a result, the operating income for the nine months ended September 30, 2002 from Liner Services increased $7,234 to $6,621 compared with an operating loss of $613 for the nine months ended September 30, 2001.

SHIP ASSIST AND ESCORT SERVICES

Revenues from our Ship Assist and Escort Services segment for the nine months ended September 30, 2002 decreased $287 or .5%, to $53,055 compared with $53,342 for the nine months ended September 30, 2001. The decrease was directly attributable to a decrease in activity in Puget Sound, Washington and Los Angeles/Long Beach, California during the nine months, resulting in an overall decrease of approximately 3.9% in the total vessel hours utilized by its vessel fleet (202,788 vessel hours compared with 210,973 vessel hours). Vessel hours utilized is directly impacted by harbor and oil trading activity.

Operating expenses for the nine months ended September 30, 2002 decreased $2,230 or 5%, to $42,620 compared with $44,850 from the nine months ended September 30, 2001. The decrease was directly attributable to the decrease in vessel related costs due to decreased utilization hours, with the largest component being a decrease in fuel costs.

As a result, the operating income for the nine months ended September 30, 2002 increased $1,232 to $8,907 compared with $7,675 for the nine months ended September 30, 2001.

OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

Revenues from our Oil and Chemical Distribution and Transportation Services segment for the nine months ended September 30, 2002 decreased $39,311 or 14.8%, to $226,014 compared with $265,325 for the nine months ended September 30, 2001. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and an overall decrease in vessel utilization (70.0% compared with 80.1%). As a result of the sale of MTL Petrolink Corp., only 4.5 months of the results of its operations were included in the Company's consolidated results for the nine months ended September 30, 2002 as opposed to 7.5 months of operations which were included in the Company's consolidated results for the nine months ended September 30, 2001. Due to uncertainty surrounding the sale of MTL Petrolink Corp. and the time which was required to conclude the sale, some of its customers chose to use other lightering companies during the months preceding the conclusion of the sale. The loss of these customers combined with an overall decline in the market adversely affected the results of MTL Petrolink Corp. which, in turn, adversely affected the results of Oil and Chemical Distribution and Transportation Services. The decrease in vessel utilization is a result of declining oil and trading activity among West Coast suppliers and the 2001 reopening of the Olympic Pipeline. The decrease was offset by an increase related to the acquisition of Marine Transport Corporation ("MTC") on February 7, 2001, which provided additional revenue by being included in operations for a full quarter during the first quarter of 2002.

Operating expenses for the nine months ended September 30, 2002 decreased $15,869 or 7.3%, to $202,119 compared with $217,988 from the nine months ended September 30, 2001. This decrease was primarily attributable to reduced expenses associated with MTL Petrolink Corp., reduced activity due to declining oil shipments as discussed above and a decrease in vessel related costs due to decreased vessel utilization. The increase was offset by the acquisition of MTC in 2001, which resulted in the inclusion of a full 9 months of expenses in the Company's operations in 2002 versus the inclusion of only 7.5 months of expenses in 2001.

Depreciation and amortization for the nine months ended September 30, 2002 increased $1,956 or 14.5%, to $15,409 compared with $13,453 for the nine months ended September 30, 2001. The increase was directly attributable to the acquisition of MTC, which resulted in additional depreciation expense in 2002 because MTC's operations were included for a full 9 months in 2002 versus 7.5 months in 2001, and an increase in dry-dock amortization for vessels dry-docked in 2002. This increase was partially offset by a decrease arising from the exclusion of the operations of MTL Petrolink Corp. from the three months ended September 30, 2002 and a decrease from not recording goodwill amortization in 2002, in accordance with SFAS 142.

As a result, the operating income for the nine months ended September 30, 2002 from Oil and Chemical Distribution and Transportation Services decreased $22,873 to $5,709 compared with $28,582 from the nine months ended September 30, 2001.

ENERGY AND MARINE SERVICES

Revenues from our Energy and Marine Services segment for the nine months ended September 30, 2002 increased $10,298 or 17.4%, to $69,465 compared with $59,167 for the nine months ended September 30, 2001. The increase was directly attributable to: (a) a strong exploration season during 2002 in Alaska and non-recurring demobilization fees related to contracts performed in Hawaii and Alaska; and (b) the commencement of services under a new contract the Company entered into with a global service provider for project barge transportation and other services to Russia. This increase in revenue was partially offset by a decrease in vessel utilization. Vessel utilization during the nine months ended September 30, 2002 was 44% compared with 56% during the nine months ended September 30, 2001. Vessel utilization is very volatile and it is impacted by oil exploration activity and general economic conditions.

Operating expenses for the nine months ended September 30, 2002 increased $4,221 or 5.8%, to $77,548 compared with $73,327 from the nine months ended September 30, 2001. The increase was directly attributable to the higher level of activity during 2002 as noted above, and was offset by the decrease in vessel utilization.

Depreciation and amortization for the nine months ended September 30, 2002 decreased $910 or 9.5%, to $8,641 compared with $9,551 for the nine months ended September 30, 2001. The decrease was directly attributable to an increase in the number of operating vessels and terminals that became fully depreciated in 2002.

As a result, the operating income for the nine months ended September 30, 2002 increased $5,275 to $878 compared with an operating loss of $4,397 for the nine months ended September 30, 2001.

OTHER INCOME (EXPENSE)

Gain on asset disposition for the nine months ended September 30, 2002 decreased $3,837 or 86.6%, to $592 compared with $4,429 for the nine months ended September 30, 2001. These gains resulted from the Company's plans to continually sell surplus equipment and vessels that have been replaced with more modern equipment. In the nine months ended September 30, 2002, the Company sold two vessels and other equipment, resulting in proceeds of $1,785. In the nine months ended September 30, 2001, the Company sold six vessels and other equipment, resulting in proceeds of $4,505.

In July 2002, a fire occurred in the engine room of one of the Company's tankers. As a result of the fire, the extensive damages caused by it and the short remaining useful life of the vessel, management decided not to repair the vessel. The Company has received notification from its insurance company that it will receive insurance proceeds in the amount of $5,850 based upon the damage to the vessel caused by the fire. Accordingly, the Company has recognized a gain net of incurred costs from involuntary conversion of $3,897.

Interest income for the nine months ended September 30, 2002 decreased $1,424 or 74.3%, to $492 compared with $1,916 from the nine months ended September 30, 2001. This decrease was due to a decrease in the Company's average cash and cash equivalents amounts during this period and lower interest rates in 2002.

Interest expense for the nine months ended September 30, 2002 decreased $584 or 4.9%, to $11,264 compared with $11,848 from the nine months ended September 30, 2001. This is a result of higher capitalized interest on the construction of the articulated tug/barge units during the first nine months ended September 30, 2002 as compared with 2001, which was offset by additional interest expense on borrowings under the Company's revolving credit agreement as well as additional interest expense arising from the inclusion of MTC's operations for more months in 2002 than in 2001 (MTC was purchased in February of 2001).

Income tax expense for the nine months ended September 30, 2002 decreased $3,541 or 37.1%, to $6,000 compared with income tax expense of $9,541 for the nine months ended September 30, 2001. The effective tax rate was 37% and 36% for the nine months ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Funds provided from operations and borrowings have historically been the sources for meeting working capital requirements and financing capital expenditures.

At September 30, 2002, the Company's cash and cash equivalents totaled $31,206 compared with $18,468 at September 30, 2001. Net cash provided by continuing operations was $27,849 for the nine month period ended September 30, 2002 compared with $36,933 for the nine month period ended September 30, 2001.

Net cash used in discontinued operations was $1,209 for the nine month period ended September 30, 2002 compared with net cash provided of $6,735 for the nine month period ended September 30, 2001, which includes the receipt of $8,173 of proceeds during the nine months ended September 30, 2001 related to the Company's sale of its South America liner services in January 2000.

Net cash used in investing activities for continuing operations was $77,643 for the nine month period ended September 30, 2002 compared with $111,513 for the nine month period ended September 30, 2001. The decrease reflects the acquisition of Marine

Transport Corporation in the first quarter of 2001 for approximately $40,389, while receiving proceeds of approximately $18,138 from the sale of MTL Petrolink Corp. in the second and third quarters of 2002 and the increase in capital expenditures ($74,408 in 2002 compared with $70,272 in 2001) associated with the construction and modernization of assets of the Company. The Company has spent $11,594 for dry-docking for the nine months ended September 30, 2002 compared with $2,550 for the nine months ended September 30, 2001. During the second quarter of 2002, the Company also placed in escrow $8,937 generated by: (a) the issuance of debt guaranteed pursuant to Title XI of the Merchant Marine Act of 1936, by the United States Department of Transportation, Maritime Administration; and (b) construction borrowings that will be used in each case to reimburse the Company for expenditures on four articulated tug/barge units.

Net cash provided by financing activities was $48,788 for the nine month period ended September 30, 2002 compared with net cash used of $21,486 for the nine month period ended September 30, 2001. This increase was a result of the receipt by the Company of proceeds of $102,906 to finance the construction of four articulated tug/barge units. The Company has borrowed $50,000 and repaid $25,000 on its Revolving Credit Agreement in 2002 compared with borrowings of $12,500 and repayments of $6,000 in 2001. This is offset by $5,892 in higher debt issue costs paid ($6,400 in 2002 compared with $508 in 2001) and $44,369 in higher principal payments ($68,338 in 2002, which includes the repayment of $49,990 of construction financing used for the construction of the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE/Barge 550-2, compared with $23,969 in 2001) on long term debt.

Management plans to continue its efforts to modernize the Company's fleet of vessels. Many of the tugs and barges and a number of the tankers used in Oil and Chemical Distribution and Transportation Services are more than two-thirds through their estimated useful lives. Federal regulations currently require the phase-out of single hull oil barges and of single hull tankers beginning in 2003. The majority of the Company's single hull oil barges will be retired between 2003 and 2010 and five of the Company's tankers will be retired between 2003 and 2006. Accordingly, the Company is consulting with its customers and developing plans where justified by business prospects, either to refurbish the existing fleet of tugs, barges and tankers, thereby extending their useful lives, or to purchase used equipment or build new equipment which complies with current federal regulations. At September 30, 2002, the Company continues to construct two articulated tug/barge units, the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 at a total cost of approximately $65,000. The Company has taken delivery of the first two articulated tug/barge units, the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE,/Barge 550-2 in the third quarter of 2002. These units are being operated by the Oil and Chemical Distribution and Transportation Services.

Subsequent to the sale of MTL Petrolink Corp., the Company requested and was granted an amendment to its $115,000,000 Amended and Restated Credit Agreement (the "Revolver") which removed certain lease commitments and earnings before interest, taxes, depreciation and amortization of MTL Petrolink Corp. from the calculation for the Company's net debt (as defined in the Revolver) to earnings before interest, taxes, depreciation and amortization ratio. This amendment became effective as of July 23, 2002. As of September 30, 2002, the Company is in compliance with all of its covenants.

In June 2002, the Company received, pursuant to Title XI of the Merchant Marine Act of 1936, a guaranty from the United States Department of Transportation, Maritime Administration, of the repayment of $58,207 of debt issued by the Company to finance the construction of two articulated tug/ barge units, the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE,/Barge 550-2. Principal is due semi-annually with interest at a fixed rate of 5.85% through 2027. In July 2002, proceeds in the amount of $50,437 from the debt issued by the Company were used to: (a) repay $49,990 of construction financing used for the construction of the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE/Barge 550-2; and (b) reimburse the Company for incurred expenditures. The remaining $7,770 has been placed in escrow (with $833 classified as restricted cash in Cash and Cash Equivalents and $6,937 classified as Property and Equipment) and is available to reimburse the Company for incurred expenditures on these vessels.

On April 16, 2002, the Company finalized the terms of a floating rate construction term loan facility (the "Facility") in the aggregate principal amount of $61,327 for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 currently under construction. Repayment of the Facility is guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 by the United States Department of Transportation, Maritime Administration. Interest on outstanding borrowing is due semi-annually based on the applicable commercial paper rate plus .3%, which is 1.81% at September 30, 2002. The Company intends to refinance this debt with long term debt guaranteed pursuant to Title XI upon delivery of the OCEAN RELIANCE/Barge 550-3 during the fourth quarter of 2002 and the delivery of the COASTAL RELIANCE/Barge 550-4 during the first quarter of 2003 and has received a commitment letter from the United States Department of Transportation Maritime Administration to guarantee the refinancing of up to 87.5% of the actual cost of these vessels. Until the vessels have been delivered, the Company must fund the construction costs in advance and request reimbursement from the Facility for eligible expenditures. As of September 30, 2002, the Company had expended $57,799 on the construction of these vessels. In May and July 2002, the Company borrowed $21,620 and $16,148, respectively, against the Facility.

On April 29, 2002, the Company entered into an agreement to sell 100% of the outstanding common stock of MTL Petrolink Corp. for $18,000, subject to certain working capital adjustments, and on May 15, 2002, this transaction was completed. MTL Petrolink Corp. was a subsidiary of Marine Transport Corporation. Marine Transport Corporation was acquired by the Company on February 7, 2001. Based on working capital adjustments to the purchase price contained in the sales agreement and based on certain arrangements by which the Company agreed to charter two tankers from MTL Petrolink Corp. and to the purchaser of MTL Petrolink Corp. for a period of approximately 85 days commencing on May 15, 2002, the Company's net proceeds from the sale of MTL Petrolink Corp. were $18,138.

The Company decided to consider the sale of MTL Petrolink Corp. subsequent to its acquisition of Marine Transport Corporation and made no effort separately to determine the fair value of MTL Petrolink Corp. at that time. Accordingly, the Company has recorded the excess of the sales price, net of selling costs, over the net asset value as a purchase price adjustment resulting in a reduction to goodwill of $2,510.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect the results of our operations and financial condition. The Company's policy is not to use financial instruments for trading purposes or other speculative purposes.

On May 29, 2002, the Company hedged a portion of its interest rate exposure by entering into a rate lock agreement, which has the effect of locking the underlying benchmark rate on the permanent financing for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4 at 5.45%. The rate lock agreement is designated as a cash flow hedge; therefore, the changes in fair value, to the extent the rate lock agreement is effective, is recognized in other comprehensive income (loss) until the debt is funded. Subsequent to funding, the amount recorded in other comprehensive income (loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The fair value of the rate lock agreement was recorded as a current accrued liability of $8,041 at September 30, 2002. For the nine months ended September 30, 2002, the Company has recorded an unrealized loss of $5,146, net of $2,895 deferred taxes, to other comprehensive income as an interest rate hedge fair value adjustment. Amounts were determined as of September 30, 2002 based on quoted dealer market values. The Company has not reclassified any amounts into earnings during the three and nine month periods ended September 30, 2002.

During the second quarter of 2002, the Company recognized translation losses on its net assets in Venezuela into other comprehensive income due to the functional currency being identified as the Venezuelan Bolivar. For the three months ended September 30, 2002, the Company has recorded a reduction to its assets and liabilities in the amount of $1,038 and recorded an unrealized loss of $670, net of $368 in deferred taxes to other comprehensive income (loss). For the nine months ended September 30, 2002, the Company has recorded a reduction to its assets and liabilities in the amount of $2,598 and recorded an unrealized loss of $1,663, net of $935 deferred taxes to other comprehensive income (loss). Amounts were determined as of September 30, 2002 based on the foreign currency exchange rate of the Bolivar with the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES.

The Company's management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Vice President, Tax and Audit), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures are effective in ensuring that all material required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION

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

On May 24, 2002, a hearing was held on plaintiff's motion to certify this case as a class action. On June 10, 2002, the Court denied plaintiff's motion seeking to certify this case as a class action. On June 26, 2002, the parties began settlement negotiations. On October 4, 2002, the entire matter was settled and the complaint was dismissed with prejudice. Neither the Company nor any members of the Board of Directors paid any damages or other amounts to the plaintiff.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit 11        Statement regarding computation of per share earnings*

Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

----------
* Refer to Note 6 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

(b) Reports on Form 8-K.

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CROWLEY MARITIME CORPORATION
                                           (Registrant)



November 14, 2002                    By:  /s/ Thomas B. Crowley, Jr.
                                          -------------------------------------
                                          Thomas B. Crowley, Jr.
                                          Chairman of the Board,
                                          President and Chief Executive Officer


November 14, 2002                    By:  /s/ Richard L. Swinton
                                          -------------------------------------
                                          Richard L. Swinton
                                          Vice President, Tax & Audit

                                 CERTIFICATIONS

I, Thomas B. Crowley, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Crowley Maritime Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                          /s/ Thomas B. Crowley, Jr.
                                          -------------------------------------
                                          Thomas B. Crowley, Jr.
                                          Chairman of the Board,
                                          President and Chief Executive Officer

I, Richard L. Swinton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Crowley Maritime Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                          /s/ Richard L. Swinton
                                          -------------------------------------
                                          Richard L. Swinton
                                          Vice President, Tax & Audit

                                  EXHIBIT INDEX
Exhibit
Number            Description

11                Statement regarding computation of per share earnings*

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2              Certification of Chief Financial Officer pursuant
                  to 18 U.S.C. Section 1350
----------
* Refer to Note 6 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.