Form 10-K
period 2002-12-31
CROWLEY MARITIME CORP
filed 2003-03-19
CIK 1130194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                    COMMISSION FILE NUMBER 33-94884

                          CROWLEY MARITIME CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           94-3148464
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                            Identification No.)
                 155 GRAND AVENUE,                                         94612
                OAKLAND, CALIFORNIA                                     (Zip Code)
     (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (510) 251-7500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
                       None                                                None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  [ ] Yes     [X] No

     The aggregate market value of the shares of the registrant's $0.01 par value voting common stock held by non-affiliates of the registrant as of June 28, 2002 was $26,283,142.40 (based upon $1,258 per share being the average of the closing bid and asked price on June 28, 2002 as reported in the Pink Sheets). In making this calculation the issuer has assumed, without admitting for any purpose, that all directors of the registrant are affiliates.

     As of March 17, 2003, 89,710 shares of voting common stock, $.01 par value per share and 46,138 shares of Class N non-voting common stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is, pursuant to General Instruction G(3), incorporated by reference from the registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2003 annual meeting of stockholders (the "2003 Proxy Statement") that will be filed no later than 120 days after the end of the year to which this report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   37
Item 8.   Financial Statements and Supplementary Data.................   39
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   64

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   64
Item 11.  Executive Compensation......................................   64
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   64
Item 13.  Certain Relationships and Related Transactions..............   64
Item 14.  Controls and Procedures.....................................   64

PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   65

SIGNATURES............................................................   67
CERTIFICATIONS........................................................   70

     Certain statements in this Form 10-K and its Exhibits ("Form 10-K") contain or may contain information that is forward looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" of this Form 10-K. Readers should carefully review this Form 10-K in its entirety, including, but not limited to, Crowley Maritime Corporation's consolidated financial statements and the notes thereto. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

                                     PART I

ITEM 1.  BUSINESS

     Unless otherwise noted, references to "the Company", "we", "our" or "us" means Crowley Maritime Corporation, a Delaware corporation, and its subsidiaries. Our principal executive offices are located at 155 Grand Avenue, Oakland, California 94612, and our telephone number is (510) 251-7500. The Company's web site is http://www.crowley.com. Information contained on the Company's web site is not part of this report.

COMPANY OVERVIEW

     We provide diversified transportation services in domestic and international markets by means of four operating lines of business: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. Liner Services provides scheduled marine transportation services between designated ports, certain complementary inland transportation services, terminal operations, vessel management for third parties, and varied logistics management services. Ship Assist and Escort Services provides ship assist, tanker escort, docking, fire fighting and oil spill response services primarily in ports located on the west coast of the continental United States and in Alaska. Ship Assist and Escort Services also provides emergency towing services. Oil and Chemical Distribution and Transportation Services transports crude oil, petroleum products and chemicals among ports on the east and west coasts of the United States, Alaska, the Gulf of Mexico and Puerto Rico. This segment also manages vessels for third party owners, operates tank farms and distributes and sells fuel oil in Alaska. Energy and Marine Services provides specialized services to companies engaged in the exploration, production and distribution of oil and gas including project management and logistics, inventory control and emergency response services. The Company supports all four of its segments by providing corporate services, supervising construction of new vessels, and owning vessels which are chartered for use in our operating lines of business. The Company arranges most of the insurance required for its operations through its captive insurance company.

     The Company employs approximately 3,900 people and provides its services using a fleet of more than 280 vessels, consisting of RO/RO (roll on roll off) vessels, LO/LO (lift on lift off) vessels, tankers, tugs and barges. Our land-based facilities and equipment includes terminals, warehouses, tank farms, office buildings, trucks, trailers, containers, chassis, cranes and other specialized vehicles.

     The grandfather of our current President, Mr. Thomas B. Crowley, Jr., began our business on the San Francisco Bay in 1892. The business was incorporated in the State of Delaware as "Crowley Maritime Corporation" on December 1, 1972. The present structure, in which Crowley Maritime Corporation is a holding company for our lines of business, was put in place in 1992.

     The Company is predominantly owned by certain members of the Crowley family and Company employees and its shares do not trade on any national securities exchange or in any market. See "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, and "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and Risk Factors in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following table lists the Company's owned, managed and chartered vessels as of December 31, 2002:

                                                                NUMBER
CLASS OF VESSEL                                               OF VESSELS
---------------                                               ----------
OWNED VESSELS
  Tank Ships................................................       5
  580' Triple Deck Barges...................................       4
  730' Triple Deck Barges...................................       5
  Integrated Tug and Barges.................................       2
  Articulated Tugs and Barges...............................       4
  Off Shore Tugs............................................      58
  Tractor Type Tugs.........................................      15
  Near Shore/River Tugs.....................................      12
  1,000 -- 5999 DWT Barges..................................      28
  6,000 -- 20,000 DWT Barges................................      42
CHARTERED VESSELS
  Oil Spill Recovery Vessels................................      57
  Tank Ships................................................       6
  LO/LO Ships...............................................       3
  RO/RO Ships...............................................      11
  Miscellaneous Barges......................................       4
MANAGED VESSELS.............................................      34
                                                                 ---
TOTAL VESSELS...............................................     290
                                                                 ===

     For additional information about the Company's lines of business, see "Item
1. Business -- Liner Services", "Item 1. Business -- Ship Assist and Escort Services", "Item 1. Business -- Oil and Chemical Distribution and Transportation Services", and "Item 1. Business -- Energy and Marine Services" below, and Note 17 of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

LINER SERVICES

     Liner Services provides scheduled marine transportation services between designated ports for the carriage of cargo including containers, trailers, vehicles and oversized cargo, and performs logistics, warehousing, distribution and special cargo handling services, including the carriage of apparel, refrigerated perishable goods and hazardous materials. At December 31, 2002, Liner Services provided service to approximately 25 countries in the Caribbean, Central America and South America with 35 ocean going ships, tugs and barges capable of carrying approximately 11,700 twenty foot equivalent units, or TEUs. Liner Services also leases space for approximately 800 TEU slots on three vessels under vessel sharing agreements. Liner Services owns or leases approximately 37,000 pieces of intermodal equipment including containers, trailers, and chassis. Liner Services also provides third party vessel management services for eight vessels.

 THE PUERTO RICO AND EASTERN CARIBBEAN ISLANDS SERVICE

     Our Puerto Rico and Eastern Caribbean Islands service provides scheduled liner services between:

     - ports in the United States North Atlantic and ports in Puerto Rico, and

     - ports in the United States South Atlantic and ports in Puerto Rico, U.S. Virgin Islands, certain Eastern Caribbean Islands and the Bahamas.

     The fleet for this service consists of nine triple-deck RO/RO barges. Five of these barges are 730 feet in length, with an average capacity of 924 TEUs. The remaining four barges are 580 feet in length with an average capacity of 617 TEUs. The nine barges are towed by a fleet of eleven offshore tugs owned by us. This service also uses one barge for additional dock space. Departures are normally scheduled for three or four times a week from Jacksonville, Florida and once a week from Pennsauken, New Jersey. This service also provides third party vessel management services for eight vessels.

     The Eastern Caribbean Islands service calls on two ports in the Virgin Islands, three ports in the Eastern Caribbean and also provides service to various other ports through connecting carriers. This service uses two time chartered LO/LO vessels. The average capacity of these vessels is 530 TEUs. Departures are scheduled from Jacksonville and Port Everglades, Florida once a week.

     The Bahamas service uses a time chartered RO/RO vessel having a capacity of approximately 191 TEUs. This service has two scheduled departures a week from Jacksonville and Port Everglades, Florida to Nassau, Bahamas.

 THE LATIN AMERICA SERVICE

     Our Latin American Service provides scheduled liner services between:

     - ports in the United States South Atlantic and ports in the Northern Zone of Central America, the Southern Zone of Central America, the Dominican Republic, Mexico and Cuba; and

     - ports in the Gulf of Mexico and ports in the Northern Zone of Central America, the Northern Coast of South America and Cuba.

     The United States South Atlantic to the Northern Zone of Central America service employs three time chartered RO/RO vessels with an average capacity of 320 TEUs. This service has three weekly sailings between Port Everglades, Florida and ports in Guatemala and Honduras with overland services to Nicaragua and El Salvador.

     The United States South Atlantic to the Southern Zone of Central America service employs two time chartered RO/RO vessels with an average capacity of 350 TEUs maintaining weekly sailings between Port Everglades, Florida, Costa Rica, Panama and Guatemala northbound, and one time chartered RO/RO vessel with capacity of 140 TEUs providing weekly service between Port Everglades and Costa Rica.

     The Gulf of Mexico to the Northern Zone of Central America service employs two time chartered RO/RO vessels, with an average capacity of 350 TEUs. This service (a) has twice weekly sailings from Gulfport, Mississippi to Honduras and Guatemala with overland services to Nicaragua and El Salvador; and (b) calls upon Cuba three or four times a month depending on cargo demand.

     The United States South Atlantic to the Dominican Republic service employs two time chartered RO/RO vessels, with an average capacity of 290 TEUs. The service has two sailings a week between Port Everglades, Florida and the Dominican Republic.

     The United States South Atlantic to Mexico service employs one time chartered LO/LO vessel with a capacity of 280 TEUs. The service (a) offers one sailing every ten days between Jacksonville and Port Everglades, Florida to Progresso and Veracruz, Mexico; and (b) calls upon Cuba two or three times a month depending on cargo demand.

     The Gulf Latin America Service is operated under a Vessel Sharing Agreement with Lykes Lines Limited LLC, a subsidiary of Canadian Pacific Ltd., APL Limited as agent for and on behalf of American President Lines, Ltd. and TMM Lines Limited, LLC. Three LO/LO vessels with an aggregate capacity of approximately 1,100 to 1,300 TEUs are chartered in and managed by Lykes for this service between ports in Houston, Texas and ports in Mexico, Costa Rica, Colombia, Venezuela and the Dominican Republic. The Company pays for and uses approximately 24% of the total container space in this service. Although the Vessel Sharing Agreement expires on July 1, 2003, we expect its term to be extended.

     Time charters for the vessels used in the services described above expire between 2003 and 2004. Vessels of the type time chartered by the Company for these services have been readily available and it has not been difficult to charter new vessels or renew the charters for existing vessels. By chartering the vessels required on a short-term basis the Company is able to react quickly to changes in cargo volume.

     Liner Services provides logistics services in Brazil, Venezuela, Colombia, Panama, Costa Rica, Honduras, Guatemala, El Salvador, Nicaragua, Mexico and the United States. Logistics services include:

     - trucking in the United States, the Northern part of South America and Central America;

     - providing facilities including marine terminals, trailer containers and chassis, trailer and container yards, warehouses, and distribution centers;

     - freight booking and documentation;

     - freight forwarding and non-vessel owning common carrier and warehousing services; and

     - other logistics optimization activities intended to create efficiencies in the carriage of goods.

     At December 31, 2002, Liner Services owned or leased, on a longterm basis, marine terminals and container yards in the locations listed in the table below. In those ports where the Company does not own or lease terminals or container yards, it depends upon common use terminals.

                      MARINE TERMINALS AND CONTAINER YARDS

LOCATION                                                      ACRES
--------                                                      -----
Pennsauken, New Jersey......................................  59.0
Jacksonville, Florida.......................................  89.0
Port Everglades, Florida....................................  68.5
San Juan, Puerto Rico.......................................  79.0
St. Thomas, Virgin Islands..................................   5.0
Limon, Costa Rica...........................................   7.0
Heredia, Costa Rica.........................................   2.8
San Salvador, El Salvador...................................   2.3
Guatemala City, Guatemala...................................   5.4
San Pedro Sula, Honduras....................................   8.6
Tegucigalpa, Honduras.......................................   4.4
Panama City, Panama.........................................   9.6
Valencia, Venezuela.........................................   5.5

     The Company also leases warehouse and distribution space in several locations in Northern South America, Central America and the United States as listed in the table below.

                        WAREHOUSE AND DISTRIBUTION SPACE

LOCATION                                                      SQUARE FEET
--------                                                      -----------
Miami, Florida..............................................    84,885
Buena Vista, Honduras.......................................    20,659
Guatemala City, Guatemala...................................     7,535
Export Salva, El Salvador...................................    24,582
Las Cumbres, Panama.........................................    32,293
Valencia, Venezuela.........................................    80,000
Bogota, Colombia............................................     2,422

CONTRACT SERVICES

     The Company conducts its contract services through three separate lines of business: Ship Assist and Escort Services, Oil and Chemical Distribution and Transportation Services and Energy and Marine Services. The activities of these three lines of business are described in more detail below. Each of these lines of business uses tugs and barges for its operations which, depending upon market conditions, may be shifted and redeployed by the Company among different geographical locations and among the different lines of business. It is the Company's practice to regularly monitor the demands for the services of each of these lines of business and to transfer tugs and barges among them based upon prevailing market conditions. In addition to using tugs and barges (including articulated and integrated tug/barges), Oil and Chemical Distribution and Transportation Services also uses a fleet of tankers which, as a general matter, are not well suited for use by either Ship Assist and Escort Services or Energy and Marine Services.

 SHIP ASSIST AND ESCORT SERVICES

     Ship Assist and Escort Services provides ship assist, tanker escort, docking and related services in San Diego, Los Angeles and Long Beach, California, Puget Sound, Washington and Valdez, Alaska. Included within its fleet are 29 tugs ranging in length from 85 feet to 150 feet with between 3,500 and 10,192 brake horsepower, and 62 barges of various sizes, capacities and capabilities. In addition to ship assist and escort services, the tugs and barges based in Valdez, Alaska are capable of providing fire fighting and oil spill response services. The Ship Assist and Escort barges are predominantly used for these response services. The tugs operating in San Diego, Los Angeles and Long Beach, California and Puget Sound, Washington primarily provide assistance to large tankers and container vessels as they enter and depart from west coast harbors.

     Numerous vessels which call upon or trade between United States ports are precluded, due to their size, the nature of their cargo or by the application of local regulations from coming within certain distances of the docks where they load or discharge their cargoes without the assistance of one or more tugs. The number of tugs required and the distance at which they must be engaged vary depending upon the port which is called. According to certain regulations intended to protect the environment which apply to ports located in Alaska, Washington and California, tankers loaded with full or partial cargoes of oil are not permitted to enter or leave these ports unless they are escorted by one or more tugs. These tugs are equipped to assume control of the tankers escorted by them in the event that the tankers lose navigational control due to the loss of power or otherwise. In certain cases, these escort tugs are tethered to the tankers that they escort and in certain cases they operate without a tether but within a prescribed distance of the escorted tanker. Our escort tugs typically relinquish responsibility for escorted tankers either at the time that the tankers have passed beyond the jurisdictional boundaries of the port or when the tankers have been met by docking tugs. Our Ship Assist and Escort tugs generally employ three to six crew members and are available 24 hours a day seven days a week to respond to calls for their services. All of our tugs are constructed of steel and each is powered by one or more diesel engines. After our ship assist tugs have met the vessel which they will be assisting as it approaches or departs from its designated dock, the assisted vessel generally decreases the use of its own propulsion system and relies upon our tugs for the maneuvers required to tie up and depart from a dock safely. All of our tugs are fitted and equipped with special fenders and other equipment which allows them to maintain contact with the vessel which is being served without damaging its hull. Depending upon the demand for their services, it is our practice to keep between two and seven tugs positioned in the ports which we serve.

     We currently provide various marine services to the Alyeska Pipeline Service Company ("Alyeska") pursuant to a long-term master time charter and other related agreements. Alyeska is owned by a group of major oil companies or their subsidiaries including BP Pipelines (Alaska) Inc., Phillips Transportation Alaska, Inc. and ExxonMobil Pipeline Company. Our relationship with Alyeska began in the early 1970s during construction of the Trans-Alaska Pipeline and we have had formal agreements with Alyeska since 1994. Under the master time charter, Alyeska may, pursuant to separate charter orders which set forth the specific terms and conditions of each time charter, time charter from us either our vessels or vessels owned by third parties as required to provide tanker assist services, tanker escort services, ship docking and other related services needed by the oil companies to transport crude oil by tanker from Alaska to the continental United States. Each of the vessels chartered to Alyeska is manned and operated by us. Under our agreements with

Alyeska, we also provide the oil companies with various shore-side services. As of December 31, 2002, 17 vessels owned by us, consisting of 10 tugs, 2 line boats and 5 barges, are under time charter to Alyeska. The tugs currently chartered to Alyeska are also capable of providing fire fighting and oil spill response services.

     We have also bareboat chartered from Prince William Sound Corporation nine vessels and 48 mini-barges which are time chartered by us to Alyeska for oil spill, oil recovery and emergency response services. A number of these vessels are on standby throughout Prince William Sound solely for emergency response to oil spills. Unlike the vessels that we own, the vessels owned by Prince William Sound Corporation may only be used by Alyeska.

     Because our tugs, line boats and barges chartered to Alyeska are capable of performing similar services for other companies in other geographical locations, in the event that Alyeska decided that it did not require some or all of these vessels for its operations in Alaska, the Company could redeploy the vessels not required by Alyeska to other locations. A number of our vessels chartered to Alyeska were financed with guarantees provided by the United States government pursuant to Title XI of the Merchant Marine Act of 1936. The Company's ability to redeploy vessels encumbered by Title XI debt which may not be required by Alyeska could assist the Company in honoring its obligations subject to the guarantees provided pursuant to Title XI.

 OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     The oil and petrochemical industries based in the United States require various forms of transportation to supply them with the raw materials required for their plants and to distribute their finished products. While companies engaged in the oil and petrochemical industries employ numerous forms of transportation including trucks, railroads and pipelines, certain distribution patterns and requirements make the use of ocean going vessels the most efficient means of transportation. The ocean going vessels used by Oil and Chemical Distribution and Transportation Services consist of tugs, barges (including articulated and integrated tug/ barges) and tankers. In each case, the vessels are made of steel and contain a series of tanks, valves, pumps, generators and other equipment required for the carriage of liquid cargoes. All of our barges (including articulated and integrated tug/barges) and tankers are equipped with pumps which are capable of discharging the cargoes which have been loaded by shore based facilities.

     While our towed barges contain the power generation systems required to operate the pumps required to discharge cargo and other equipment, they have no means of self propulsion and depend upon our tugs to be moved between ports. Although there are no accommodation spaces on our barges and they are not manned while being towed between ports, our ocean going tugs used to tow these barges are equipped with living quarters and typically employ a crew of seven. As a general rule, and depending upon the horsepower of the tug which is being used for the tow, our barges typically maintain sea speeds of between 7 and 12 knots. During 2002, we took delivery of four newly constructed articulated tug/barge units which are dedicated to Oil and Chemical Distribution and Transportation Services. Three of these articulated tug/barge units were placed into service in 2002 and the fourth will be placed into service in 2003. Unlike our oil barges which are towed by steel cables connected to tugs, our articulated tug/barge units are powered by specially designed tug boats which, through mechanical connections which utilize two large cylindrical pins, are connected to special fittings located in notches at the rear of their respective barges. Although the connection between these specially designed tugs and barges is not permanent and the tugs may operate independently of their barges, once the connection has been made, the tugs and barges operate as a single unified unit. Our articulated tug/ barge units employ a crew of eight and are capable of operating at a speed of 12 knots.

     Our tankers are powered either by steam turbine propulsion systems or diesel engines and are capable of propelling themselves at speeds of up to approximately 15 knots. Our integrated tug/barge units are powered by diesel engines and are capable of propelling themselves at speeds of up to 14 knots. Each of our tankers and each of our integrated tug/barge units is equipped with living quarters for its crew members. Our steam powered tankers typically employ a crew of approximately 28 and our diesel powered tankers typically employ a crew of approximately 24. Our integrated tug/barge units typically employ a crew of approximately 18. Our tankers used for the carriage of crude oil are designed and equipped only to carry one type of cargo. Our tankers and integrated tug/barge units used for the carriage of petroleum products are capable of carrying three or four types of cargo simultaneously and our tankers used for the carriage of chemicals can carry up to 48 different cargoes at the same time.

     Oil and Chemical Distribution and Transportation Services either owns or leases numerous vessels used for the carriage of crude oil, petroleum products and chemicals. Among these vessels is a fleet of 21 petroleum barges with capacities of up to 29,100 long tons and a fleet of 11 tankers and 20 other specially designed vessels (including 2 integrated and 4 articulated tug/barges) with capacities of up to approximately 135,000 long tons. Our petroleum barges are primarily towed by tugs owned by us. The barges, tankers and other specially designed vessels carry crude oil, petroleum products and chemicals:

     - among refineries and storage terminals on the east and west coasts of the United States, Alaska and the Gulf of Mexico;

     - among ports in Puerto Rico and the Gulf of Mexico; and

     - between ports in the United States and ports in Israel.

     We also provide vessel management services for 26 vessels belonging to other owners including commercial companies and the United States government.

     We also own three tank farms in western Alaska with a cumulative storage capacity of 329,000 barrels of petroleum product, and are constructing a fourth tank farm with a storage capacity of 130,000 barrels. A number of our oil barges are used to carry petroleum product purchased for our account to and within Alaska. A number of these barges also carry, together with the product owned by us, product owned by third parties. The fuel which is purchased by us and carried aboard our barges is sold directly from our vessels and tank farms to customers who are the ultimate consumers.

 ENERGY AND MARINE SERVICES

     The vessels primarily used by Energy and Marine Services consist of flat deck barges designed for the carriage of heavy loads and tugboats of different sizes and capabilities. Our flat deck barges are unmanned and require the use of our tugs to be moved between job locations.

     Energy and Marine Services provides specialized services to companies engaged, on a worldwide basis, in the exploration, production and distribution of oil and gas. Permanent areas of operation extend from Prudhoe Bay, Alaska to Rio de Janeiro, Brazil. These services are traditionally provided through specialized marine transportation projects which use assets either owned by the Company or chartered from the world market as needed.

     We also offer turnkey project management for major infrastructure projects as well as logistics and inventory control services for the oil and gas industry. Past projects range from sea lifting supplies to Alaska for the Trans-Alaska oil pipeline, to delivery of oversized modules for oil and gas exploration and production in Africa, Asia and the Americas. Energy and Marine Services also provides salvage services and transports petroleum products under term contracts.

     Due to our extensive network of facilities, our large fleet of vessels and active services over a large geographic area, Energy and Marine Services is able to respond quickly to a variety of situations, including emergencies, and assemble to customer specifications unique configurations of marine equipment which are otherwise unavailable. To provide this service we use 30 tugs, 47 barges, and one crewboat and occupy approximately 15 acres of shore side terminals.

     Projects completed by Energy and Marine Services during 2001 and 2002 include:

     - providing assistance for the installation of topside structures for the Osprey drilling platform in Alaska;

     - providing assistance for the recovery and relocation of the Japanese fishing vessel Ehime Maru;

     - transporting a concrete drilling structure from Alaska to Russia;

     - providing assistance for the installation of several platforms in the Gulf of Mexico used for oil exploration;

     - transporting drilling modules from the Gulf of Mexico to West Africa;

     - managing the transportation from the Gulf of Mexico and installation of boiler units at a power facility in New Jersey;

     - transporting drilling platform and ancillary equipment from the Gulf of Mexico to Maine;

     - supporting diving and oil recovery operations off the coast of California; and

     - transporting oil exploration cargo from the United States to Sakhalin Island, Russia, and between ports in Russia.

CORPORATE SERVICES

     Corporate services include supervising the construction of new vessels, providing engineering services internally, owning vessels which are chartered by our operating lines of business and providing insurance coverage. The Company's risk management and insurance program is structured to allow it to self-insure a multiple of predictable claims based on historical loss/claim experience and to insure more significant claims in Beacon Insurance Company Ltd., which is a wholly-owned subsidiary. Beacon Insurance Company Ltd. retains a layer of risk/losses and purchases reinsurance in the international insurance markets to cover catastrophic casualties and a multiple of major claims. In addition, the program is structured to ensure compliance with federal, state and local insurance regulations. Corporate services also provides accounting, legal, human resources, information technology and purchasing support.

SEASONALITY

     Revenues from Liner Services' trade between Puerto Rico and the United States have historically increased during the latter part of the third quarter and the early part of the fourth quarter of each year in anticipation of increased holiday sales by our customers and declined during the first quarter of each year. The activities of Ship Assist and Escort Services are generally not affected by seasonal factors. The carriage of chemicals and petroleum products among ports in the United States and Puerto Rico by the tankers used by Oil and Chemical Distribution and Transportation Services usually experiences a slight downturn during the summer months because of customer inventory adjustments and refinery shutdowns. The activities of our barges used by Oil and Chemical Distribution and Transportation Services to transport fuel to Alaska tend to increase during the second and third quarters and decline during the first and fourth quarters. It is our practice to redeploy those barges which cannot be used in Alaska during the first and fourth quarters to other areas which are not restricted by weather conditions. The activities of Energy and Marine Services conducted in Alaska tend to increase during the second and third quarters and decline during the first and fourth quarters.

                  2002 REVENUE AND INCOME (LOSS) BY QUARTER(1)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Operating revenues.................................  $226,472   $237,636   $275,062   $238,734
Operating income (loss)(3).........................  $   (984)  $ (1,884)  $ 29,472   $ 12,356
Net income (loss)..................................  $ (2,711)  $ (2,930)  $ 16,056   $  6,857
Basic earnings (loss) per common share.............  $ (23.14)  $ (24.77)  $ 115.19   $  47.57
Diluted earnings (loss) per common share...........  $ (23.14)  $ (24.77)  $  98.97   $  42.29

                     2001 REVENUE AND INCOME BY QUARTER(2)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Operating revenues.................................  $221,110   $248,493   $285,025   $245,955
Operating income(3)................................  $  7,024   $  7,165   $ 21,487   $  6,281
Net income.........................................  $  2,410   $  2,372   $ 12,193   $  3,106
Basic earnings per common share....................  $  14.28   $  13.83   $  86.29   $  19.58
Diluted earnings per common share..................  $  14.28   $  13.83   $  74.77   $  18.84

---------------

(1) MTL Petrolink Corp. was sold on May 15, 2002 as discussed in Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

(2) Marine Transport Corporation was acquired on February 7, 2001 as discussed in Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

(3) During 2002, the Company adopted Statement of Financial Accounting Standard 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has reclassified the gain (loss) on asset disposition, net for the first three quarters of 2002 and all four quarters of 2001 to operating income (loss). The following is a reconciliation of its reclassification:

                                                            2002
                                                 ---------------------------
                                                  FIRST    SECOND     THIRD
                                                 QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------
                                                       (IN THOUSANDS)
Operating income (loss), as previously
  reported.....................................  $(1,706)  $(1,908)  $25,729
Asset recoveries...............................      722        24     3,743
                                                 -------   -------   -------
Operating income (loss)........................  $  (984)  $(1,884)  $29,472
                                                 =======   =======   =======

                                                                  2001
                                                  -------------------------------------
                                                   FIRST    SECOND     THIRD    FOURTH
                                                  QUARTER   QUARTER   QUARTER   QUARTER
                                                  -------   -------   -------   -------
                                                             (IN THOUSANDS)
Operating income, as previously reported........  $ 5,869   $ 5,811   $19,567   $5,863
Asset recoveries................................    1,155     1,354     1,920      418
                                                  -------   -------   -------   ------
Operating income................................  $ 7,024   $ 7,165   $21,487   $6,281
                                                  =======   =======   =======   ======

     For segment financial information concerning our revenues, operating profits and long-lived assets, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

CUSTOMERS

     Many of our services are in response to discrete customer requests for short-term services. For this reason, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. In general, the Company does not depend upon a single customer or a small group of customers, the loss of which would have a material adverse effect on its consolidated results of operations and financial condition. However, the failure to obtain contracts for a significant number of services could, in the aggregate, have a material adverse effect on the results of our operations and financial condition.

     Ship Assist and Escort Services derives a material amount of its revenues from a group of contracts with Alyeska. Energy and Marine Services derives a material amount of its revenues from two contracts with a global service provider to transport oil exploration cargo from the United States to Sakhalin

Island, Russia, and between ports in Russia. In the event that Alyeska decided not to renew a substantial number of these contracts and the Company was not able to successfully redeploy the vessels used for these contracts to other locations, the decision by Alyeska could have a have a material adverse effect on the results of Ship Assist and Escort Services. In the event that the global service provider decided not to renew either of its contracts and the Company was not able to successfully redeploy to other locations the vessels and equipment used for these contracts, any such decision by the global service provider could have a material adverse effect on Energy and Marine Services.

     No material portion of the Company's business is subject to renegotiation of profits by the United States government or (except as provided by certain regulations which generally apply to contracts with the United States government) termination of contracts or subcontracts at the election of the United States government.

COMPETITION

     The competition faced by our operating lines of business is intense. The principal methods of competition in the Company's business are price, service, experience and quality of equipment. The Company believes that its pricing is competitive and that the quality of its services, experience and equipment is among the highest in the industry. A number of our competitors have capital resources greater than those of the Company and, from time to time, may use those resources either to lower rates or acquire equipment which, in either case, may provide a competitive advantage over the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" below.

     Each of our operating lines of business participates from time to time in markets in which there are more vessels than the market can support at a profitable level. While we try to shift our tugs, barges, tankers and other vessels away from those markets in which there is a surplus of capacity to markets in which the supply of and demand for vessels is more balanced, our competitors tend to engage in similar practices. Over time, these practices by our competitors may undermine the effectiveness of our efforts to deploy our vessels to more balanced markets.

  LINER SERVICES

     Liner Services' sailings between the United States and Puerto Rico currently compete with three principal other carriers, CSX Lines, Inc., Trailer Bridge and Sea Star Line, LLC. CSX Lines, Inc. was sold to the Carlyle Group and renamed Horizon Lines, LLC on February 27, 2003. A former competitor, Navieras de Puerto Rico, filed for Chapter 11 bankruptcy protection on March 21, 2001 and certain of its assets were sold to Sea Star Line, LLC in 2002. Liner Services' operations between the United States and Central America currently compete with three principal carriers, Maersk/Sealand, Seaboard, and American President Line. We believe our share of these markets in 2002 was substantial.

  SHIP ASSIST AND ESCORT SERVICES

     Our principal competitor for providing ship assist, tanker escort, docking and lightering services on the West Coast of the United States is Foss Maritime. Numerous other public or privately held companies are also a source of competition. In Southern California, major competitors are Foss Maritime and Millennium Towing Company. In Puget Sound, our major competitor is Foss Maritime. We believe that we had a substantial share of each of the Southern California and Puget Sound markets in 2002.

  OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     We are a major carrier of petroleum products by barge in Alaska and by barge and tanker on the United States West Coast, Gulf Coast and East Coast. Major competitors in the barge trade are Sause Brothers, Foss Maritime, SeaCoast, Maritrans, Moran and Leevac. Oil companies and independent owners that operate tankers and other modes of petroleum transportation, including pipelines, also compete with our barges for petroleum cargo. Our tankers primarily compete against certain United States railroads, Allied Towing Corp. and Seabulk International, in the carriage of chemicals. Our tankers primarily compete against certain United

States railroads, Seabulk International, America Heavy Lift, Inc., United States Shipping LLC, Maritrans Inc. and Keystone Shipping Co. in the carriage of petroleum products.

  ENERGY AND MARINE SERVICES

     Our principal United States based competitors for providing energy and marine services include Tidewater, Edison Chouest, Delta Towing, Dolphin Towing, Harvey Gulf Marine, McDonough Marine Service and Otto Candies Marine Transportation and Towing, which operate in the Gulf of Mexico, and Foss, Seacoast and Sause Brothers which operate on the West Coast. West Coast transportation companies such as Lynden and Northland Services compete with us for general cargo moves, and to a lesser extent, for general towing and emergency services. Among our principal foreign competitors are Smit International/Smit Americas, Seaspan and Seaspan Cyprus, Ltd., Anchor Marine Transport of Great Britain, ITC Towing of the Netherlands and Fairplay Towing. Competitors also include segments of the heavy lift shipping industry such as Dockwise and Blue Marlin. In providing logistics services, our primary competitors include Asco and Energy Logistics, Inc., both of which have a strong international presence. Further competition, primarily for government work, comes from qualified small businesses. In addition to the competitive factors described above, the expenses of Energy and Marine Services may be higher than those of certain competitors who provide similar services with nonunion labor.

GOVERNMENT REGULATION

     The operation of our vessels is subject to regulation under various federal laws and international conventions, as interpreted and implemented by the United States Coast Guard, as well as certain state and local laws.

     Our vessels are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and/or the United States Coast Guard, and to meet operational and safety standards presently established by the United States Coast Guard. The United States Coast Guard licenses our seagoing supervisory personnel and certifies our seamen and tankermen.

     Our United States marine operations are also subject to regulation by various United States federal agencies, including the Surface Transportation Board (the successor federal agency to the Interstate Commerce Commission), the Maritime Administration, the Customs Service, the Federal Maritime Commission and the Coast Guard. These regulatory authorities have broad powers over operational safety, tariff filings of freight rates, certain mergers, contraband, environmental contamination, financial reporting and homeland, port and vessel security.

     Our common and contract motor carrier operations are regulated by the United States Surface Transportation Board and various state agencies. The Company's drivers, including owner-operators, also must comply with the safety and fitness regulations promulgated by the Department of Transportation, including certain regulations for drug testing and hours of service. The officers and unlicensed crew members employed aboard the Company's vessels must also comply with numerous safety and fitness regulations promulgated by the United States Coast Guard, including certain regulations for drug testing and hours of service.

  JONES ACT

     Section 27 of the Merchant Marine Act of 1920, commonly called the Jones Act, is a federal law that restricts maritime transportation between United States ports to vessels built and documented in the United States and owned and operated by United States citizens. Because we carry cargo between United States ports, we are subject to the provisions of this law. Other cabotage laws require that all United States vessels be manned by United States citizens.

     The United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States flag operators than for owners of vessels registered under foreign flags.

     Our marine transportation business which is conducted between United States ports is protected from foreign competition by the Jones Act. While there have been unsuccessful attempts in the past to broaden access to the Jones Act trade and to modify, limit or abolish the Jones Act, we believe it is unlikely that the Jones Act will be rescinded or materially modified in the foreseeable future. Nonetheless, there can be no assurance that the Jones Act will not be modified or rescinded.

  ENVIRONMENTAL REGULATION

     All of the Company's operations are subject to various federal, state and local environmental laws and regulations implemented principally by the Environmental Protection Agency, the United States Department of Transportation, the United States Coast Guard and state environmental regulatory agencies. These regulations govern the management of hazardous wastes, discharge of pollutants into the air, surface and underground waters including rivers, harbors and the 200-mile exclusive economic zone of the United States, and the disposal of certain substances. We are currently involved in the remediation of thirteen properties and have budgeted approximately $5.0 million to be spent over the next ten years on these projects. The contamination at these properties is the result of historic operations. We believe that our operations are in material compliance with current environmental laws and regulations.

  OIL POLLUTION ACT OF 1990

     The Oil Pollution Act of 1990 ("OPA 90") established an extensive regulatory and liability regime intended to protect the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters and owners, operators and bareboat charterers of vessels operating in United States waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of establishing liability limits, financial responsibility and response planning requirements, OPA 90 distinguishes tank vessels (which include our chemical and petroleum product tankers, our crude oil carriers and our oil barges) from "other vessels" (which include our tugs and the RO/RO and LO/LO vessels used by Liner Services). As a result of certain oil spills in 2002 by other shipping companies which received international publicity, our single hulled tankers and barges are subject to heightened scrutiny by our customers and various regulatory bodies.

     Under OPA 90, owners and operators of facilities and owners, operators and bareboat charterers of vessels are "responsible parties" and are jointly, severally and strictly liable for removal costs and damages arising from oil spills relating to their facilities and vessels, unless the spill results solely from the act or omission of a third party, an act of God or an act of war. Damages are defined broadly to include:

     - natural resources damages and the costs of assessment thereof;

     - damages for injury to, or economic losses resulting from the destruction of, real and personal property;

     - the net loss of taxes, royalties, rents, fees and profits by the United States government, a state or political subdivision thereof;

     - lost profits or impairment of earning capacity due to property or natural resources damage;

     - the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and

     - the loss of subsistence use of natural resources.

     For facilities, the statutory liability of responsible parties is limited to $350 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel; for any "other vessel" such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident proximately caused by violation of federal safety, construction or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with the oil removal activities. Although we currently maintain the maximum available pollution liability insurance coverage that is available through the international Protection & Indemnity Insurers, a catastrophic spill could result in liability in excess of available insurance coverage, resulting in a material adverse effect on our business.

     Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers operating in United States waters must be built with double hulls, and existing single-hull double-side or double-bottom vessels must be phased out over time, unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the United States Coast Guard, the vessels listed below must stop carrying petroleum and petroleum products over the next five years if they are not retrofitted with double hulls beginning with the listed year.

                                                                 NUMBER OF
                                                 NUMBER OF       BAREBOAT        NUMBER OF
YEAR                                            OWNED SHIPS   CHARTERED SHIPS   OWNED BARGES
----                                            -----------   ---------------   ------------
2003..........................................       3               1               1
2004..........................................      --              --               1
2005..........................................      --              --               1
2006..........................................      --               1               2
2007..........................................      --              --              --

     In addition to those vessels listed above, we either own or charter other tank vessels which, during the eight year period beginning in 2008, will need to be retrofitted with double hulls in order to continue to carry petroleum or petroleum products in United States waters. While the Company has not completed its study of what it would cost to make such vessels comply with OPA 90 or to replace non-complying vessels with new or used complying vessels, we believe that the cost would represent a material capital expenditure.

     OPA 90 expanded pre-existing financial responsibility requirements and requires vessel owners, operators and bareboat charterers to establish and maintain with the United States Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Coast Guard regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall amount of financial responsibility from $1,200 to $1,500 per gross ton. We have obtained "Certificates of Financial Responsibility" pursuant to the Coast Guard Regulations for our product and chemical carriers through self-insurance and commercial insurance.

     OPA 90 also amended the federal Water Pollution Control Act to require the owner or operator of certain facilities and tank vessels to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove to the maximum extent practicable a worst-case discharge. We have complied with these requirements.

     OPA 90 does not prevent individual states from imposing their own liability regimes with respect to oil pollution incidents occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. Some states have issued regulations addressing oil spill liability, financial responsibility, and vessel and facility response planning requirements. We do not anticipate that such legislation or regulations will have any material impact on our operations.

     We believe we are currently in compliance in all material respects with the environmental laws and regulations to which our operations are subject. We are currently working with different state and federal agencies through agreed upon orders, decrees or voluntary actions on the remediation of the impacted properties mentioned above. We are unaware of any material pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities, and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

  TITLE XI

     Title XI of the Merchant Marine Act of 1936 permits the Secretary of Transportation, acting through the Maritime Administration, to provide a United States government guarantee of the repayment of certain loans arranged for the construction, reconstruction or reconditioning of vessels constructed, reconstructed or reconditioned in the United States. Debt guaranteed pursuant to Title XI can have a term of up to twenty five years and interest rates are generally more favorable than rates available from commercial lenders. Recent federal legislation has failed to fund the Title XI program for new projects. Unless this is remedied by future legislation, this could effectively end the Title XI program. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

  CAPITAL CONSTRUCTION FUND

     Pursuant to Section 607 of the Merchant Marine Act of 1936, we have entered into a Capital Construction Fund Agreement with the Maritime Administration acting for the United States of America. The Capital Construction Fund program allows United States citizens who are owners and operators of United States flag vessels to accumulate the capital necessary to modernize and expand their fleets by deferring federal income taxes on vessel earnings deposited into the fund. Moneys deposited by us into our Capital Construction Fund must be used to acquire, construct or reconstruct United States flag vessels built in United States shipyards. Any vessel which we may acquire, construct or reconstruct using Capital Construction Fund funds may only be used in the United States foreign, non-contiguous domestic or Great Lakes trade.

  INTERNATIONAL

     Our vessels that operate internationally are subject to various international conventions, including certain safety, environmental and construction standards. Among the more significant conventions are: (i) the International Convention for the Prevention of Pollution from Ships 1973, 1978 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1978 Protocol, including the International Management Code for the Safe Operation of Ships and for Pollution Prevention, which went into effect for tank vessels on July 1, 1998, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978, as amended in 1995. These conventions govern oil spills and other matters related to environmental protection, worker health and safety, and the manning, construction and operation of vessels. As a general matter, surveys and inspections are performed by internationally recognized classification societies.

     Although we believe we are in substantial compliance with all applicable requirements, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in some of our offshore operations and there can be no assurance that such costs, liabilities and penalties will not be incurred by or imposed on us in the future.

EMPLOYEES

     As of December 31, 2002, we had 3,913 employees, including 1,588 employed on vessels, and 2,325 employed at our offices and other land-based facilities. Approximately 2,422 of the Company's employees are employed under the terms of 34 separate collective bargaining agreements with 11 different unions which, among other things, set forth the wages and benefits of these employees. These agreements have expiration dates ranging from 2003 to 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                                              PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE
NAME                                   AGE               DURING PAST FIVE YEARS
----                                   ---    ---------------------------------------------
Thomas B. Crowley, Jr. ..............  36    Chairman of the Board, President and Chief
                                             Executive Officer of the Company since July
                                             1994
William A. Pennella..................  58    Vice Chairman of the Board of Directors of the
                                             Company since September 2000, Executive Vice
                                             President of the Company since January 1996
Albert M. Marucco....................  61    Vice President and Treasurer of the Company
                                             since November 1982
Richard L. Swinton...................  55    Vice President, Tax and Audit of the Company
                                             since September 2000, Controller of the Company
                                             from August 1994 to September 2000
William P. Verdon....................  62    Senior Vice President and General Counsel of
                                             the Company since April 1992

ITEM 2. PROPERTIES

     Our corporate headquarters and executive offices are located at 155 Grand Avenue, Oakland, California 94612, where we lease approximately 15,800 square feet pursuant to a lease which expires in 2008. Liner Services conducts its operations from offices located at 9487 Regency Square Boulevard, Jacksonville, Florida 32225, a 100,000 square foot building owned by the Company. The operations of Ship Assist and Escort Services and the operations of Energy and Marine Services are primarily conducted from offices located at 1102 Southwest Massachusetts Street, Pier 17, Seattle, Washington 98134, where we lease approximately 40,000 square feet pursuant to a lease which expires in 2022. The operations of Oil and Chemical Distribution and Transportation Services are primarily conducted from our offices located at 1200 Harbor Boulevard, Weehawken, New Jersey 07087-0901, where we lease approximately 16,500 square feet pursuant to a lease which, subject to a renewal option granted to the Company, expires in 2004, and our offices located at 1102 Southwest Massachusetts Street, Pier 17, in Seattle, Washington 98134.

     We also maintain additional facilities in the United States and abroad to support our businesses including warehouse facilities and dock facilities in Jacksonville, Florida, Port Everglades, Florida, Pennsauken, New Jersey, Valdez, Alaska, Seattle, Washington, and San Juan, Puerto Rico, some of which serve as ports-of-call for many customers. In addition, we maintain strategically dispersed operating bases, and offices in Houston, Texas, Long Beach, California, Atlanta, Georgia, New Orleans, Louisiana, Vancouver, Washington, and Rye Brook, New York. We believe that all of our facilities and equipment are in good condition, well maintained and able to support our current operations. For additional information concerning our properties, see the information concerning our fleet of vessels and certain other properties as set forth in tabular form in "Item 1. Business" of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

ASBESTOS LITIGATION

     The Company is currently a defendant with respect to approximately 15,000 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands, and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge

Charles R. Weiner, subject to reinstatement in the future. At present it is not known how long the process will require. It is not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is unsuccessful, upon reinstatement, the cases should be remanded to the Ohio, Michigan, and New Jersey courts.

     We have insurance coverage that reimburses us for a substantial portion of the costs incurred defending against open asbestos claims. This coverage also reimburses us for a substantial portion of amounts we pay to settle claims and amounts awarded in court judgments. The coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of many years for us, our subsidiaries and their predecessors. The amount of insurance coverage available to us depends on the nature of the alleged exposure to asbestos and the specific subsidiary against which an asbestos claim is asserted.

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of asbestos claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the applicable jurisdiction and other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their eventual resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. We do not include any amounts in our reserves for existing asbestos related cases or cases that may be filed in the future. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition or operating results.

ENVIRONMENTAL LITIGATION

     Environmental costs represent reclamation costs filed against the Company. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when the Company's responsibility for environmental remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of contamination of property and the Company's share of remediation responsibility. The recorded liabilities for estimated future environmental costs at December 31, 2002 and 2001 are approximately $5,440,000 and $4,054,000, respectively.

     During 2002, the Company reached an agreement with its insurance underwriters to settle all costs incurred to date and any future costs related to environmental remediation resulting from occurrences prior to 1986. The amount of the settlement was $5,324,000, net of unrecoverable amounts due to the insolvency of certain underwriters, and is recorded in the Company's Consolidated Balance Sheet in Other Receivables at December 31, 2002. In conjunction with this settlement, the Company increased its estimated liabilities $3,095,000 for any remaining environmental remediation. That resulted in the Company recognizing $2,229,000 as a reduction to claims expense in the current year. Refer to "Item 8. Financial Statements and Supplementary Data" for additional information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for our common stock. Shares of our common stock are neither listed on any national securities exchange, nor presently traded on any public stock exchange or in any other public market and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a public trading market in our common stock. Although quotations for shares of our common stock may be obtained in the Pink Sheets (a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities), because secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would currently be willing to purchase or sell such shares.

     The following table shows the range of high and low closing bid prices for our common stock, as reported in the Pink Sheets, for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED DECEMBER 31, 2002
Fourth Quarter..............................................  $1,222   $1,207
Third Quarter(1)............................................  $1,230   $1,215
Second Quarter..............................................  $1,225   $1,202
First Quarter(1)............................................  $1,219   $1,205
FISCAL YEAR ENDED DECEMBER 31, 2001
Fourth Quarter..............................................  $1,235   $1,200
Third Quarter(1)............................................  $1,261   $1,205
Second Quarter..............................................  $1,225   $  700
First Quarter(1)............................................  $  700   $  642

---------------

(1) No trades during this quarter

     As of March 17, 2003, we had 552 stockholders of record of our voting common stock and one shareholder of Class N non-voting common stock.

     We pay no dividends on our common stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings to finance operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors may deem relevant. Payment of cash dividends on our common stock is currently prohibited by the terms of certain agreements to which the Company is a party. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 9 to the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".)

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents summary consolidated financial and operating data for the Company. The data presented in this table are derived from the audited financial statements of the Company. You should read the consolidated financial statements and the notes thereto in "Item 8. Financial Statements and Supplementary Data" for a further explanation of the financial data summarized here. You should also read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", which describes a number of factors which have affected our financial results.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                           2002        2001        2000       1999       1998
                                         --------   ----------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Operating revenues.....................  $977,904   $1,000,583   $798,913   $769,799   $768,687
Operating income from continuing
  operations(1)........................    38,960       41,957     40,818     10,400     27,896
Income (loss) from continuing
  operations...........................    17,272       20,081     20,253     (6,434)     3,108
Income (loss) from discontinued
  operations...........................        --           --         --    (28,059)    19,187
Net income (loss)......................    17,272       20,081     20,253    (34,493)    22,295
Preferred stock dividends..............    (1,666)      (1,849)    (2,031)    (2,213)    (2,396)
Net income (loss) attributable to
  common shareholders..................  $ 15,606   $   18,232   $ 18,222   $(36,706)  $ 19,899
Basic Earnings Per Common Share:
Income (loss) from continuing
  operations...........................  $ 114.74   $   134.14   $ 134.85   $ (63.74)  $   5.29
Income (loss) from discontinued
  operations...........................        --           --         --    (206.84)    142.45
                                         --------   ----------   --------   --------   --------
Net income (loss)......................  $ 114.74   $   134.14   $ 134.85   $(270.58)  $ 147.74
                                         ========   ==========   ========   ========   ========
Diluted Earnings Per Common Share:
Income (loss) from continuing
  operations...........................  $ 105.89   $   122.14   $ 122.67   $ (63.74)  $   5.29
Income (loss) from discontinued
  operations...........................        --           --         --    (206.84)    119.21
                                         --------   ----------   --------   --------   --------
Net income (loss)......................  $ 105.89   $   122.14   $ 122.67   $(270.58)  $ 124.50
                                         ========   ==========   ========   ========   ========
BALANCE SHEET DATA:
Current assets.........................  $232,726   $  200,618   $261,582   $244,352   $263,537
Non current assets.....................   650,568      603,248    428,938    414,222    482,206
                                         --------   ----------   --------   --------   --------
Total assets...........................  $883,294   $  803,866   $690,520   $658,574   $745,743
                                         ========   ==========   ========   ========   ========
Current liabilities....................  $192,077   $  199,661   $178,432   $190,826   $212,002
Non current liabilities................   403,287      322,017    246,441    217,167    242,773
Redeemable preferred stock.............        --        2,367      4,739      7,109      9,480
Stockholders' equity...................   287,930      279,821    260,908    243,472    281,488
                                         --------   ----------   --------   --------   --------
Total liabilities, redeemable preferred
  stock and stockholders' equity.......  $883,294   $  803,866   $690,520   $658,574   $745,743
                                         ========   ==========   ========   ========   ========

---------------

(1) During 2002, the Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has reclassified the gain (loss) on asset disposition, net for 2002 and all of 2001, 2000, 1999 and 1998 to operating income (loss).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presentation of Management's Discussion and Analysis ("MD&A") of the Company's financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-K. Dollar figures included in MD&A are stated in thousands of dollars, except for share and per share amounts. This discussion contains forward-looking statements that involve risks and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," and other similar expressions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Risk Factors" and elsewhere in this Form 10-K.

CRITICAL ACCOUNTING POLICIES

     The preparation of the consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact these consolidated financial statements. The most critical of these estimates and accounting policies relate to the long-lived asset depreciation, amortization and impairment, goodwill, revenue recognition, and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. For a more complete discussion of these and other accounting policies, see Note 1 to the Company's consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".

  LONG-LIVED ASSET DEPRECIATION, AMORTIZATION AND IMPAIRMENT

     The Company carefully monitors expenditures for long-lived assets to determine their appropriate useful lives. This determination is based on historical experience with similar assets and the assets' expected use in the Company's business. The determination of the assets' depreciable life can significantly impact the financial statements. In addition, the Company depreciates property and equipment, less estimated salvage value, using the straight-line method as such method is considered to be the most appropriate systematic and rational method to allocate the cost of property and equipment over the period to be benefited from its use.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

     Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

  GOODWILL

     Goodwill represents the excess costs of acquired companies over the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," goodwill deemed to have an indefinite life is not amortized, but is subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment; the assessment primarily incorporates management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

  REVENUE RECOGNITION

     The Company's accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized ratably over each voyage by load and discharge port. The Company's logistics services and Ship Assist and Escort Services are recognized as services are provided. Revenue from the Oil and Chemical Distribution and Transportation Services and Energy and Marine Services is recognized ratably over the length of the contract. Estimated losses are provided at the time such losses become evident. The Company's recognition of revenue includes estimates of the total costs incurred for each service and the total billings to perform the service that impacts the estimated operating margin. The Company has processes in place to assist in developing these estimates, but, if the Company experiences significantly higher costs or a significant decrease in estimated billings, the Company's financial position, results of operation and cash flows could be materially impacted.

  LITIGATION AND ENVIRONMENTAL RESERVES

     The Company carefully monitors its outstanding litigation (including unasserted claims). The Company estimates the expected probable loss (if any) of each claim or potential claim. If a range of probable loss is determined, the Company records a reserve at the low end of the range, unless there are indicators that another amount within the range better approximates the expected loss. The determination of whether a litigation reserve is necessary is based on internal analysis by management, consultation with the Company's general counsel and consultations with external counsel, when necessary. The Company's litigation reserves are a significant estimate that can and do change based on management's evaluation of the Company's existing and potential litigation liabilities.

     The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is unable to predict the ultimate outcome of this litigation and an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs however will depend upon the extent of contamination and the future costs of remediation of the contamination. The ultimate resolution of these litigation and environmental liabilities could have a material impact on the Company's financial position, results of operations and cash flows. See "Item 3. Legal Proceedings" and Note 14 to the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

     The following table sets forth: (a) operating revenues and operating income for Liner Services, Ship Assist and Escort Services, Oil and Chemical Distribution and Transportation Services, and Energy and Marine Services for the years ended December 31, 2002, 2001 and 2000; and (b) other revenues and expenses not specifically attributable to these operating segments. Other revenues and expenses include interest income, interest expense, and minority interest in consolidated subsidiaries. The Company evaluates the performance of its operating segments based upon the operating income of the segment, excluding interest income and expense, corporate expenses and income taxes. See the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for further information.

     Included in operating income of all four of our segments are allocations for corporate services, which include vessel management, accounting, legal, human resources, information technology and purchasing support. Vessel management charges represent an allocation of the utilized vessels, depreciation and amortization based on intercompany time charters. Other corporate services are allocated based upon various assumptions, depending on the type of cost being allocated. Asset charges (recoveries) are allocated to the segment that used the asset.

     The Company changed its method of accounting for goodwill to conform to SFAS 142. See Note 1 of the Company's consolidated financial statements in "Item
8. Financial Statements and Supplementary Data."

            SEGMENT OPERATING REVENUE AND OPERATING INCOME AND OTHER
                             REVENUES AND EXPENSES
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002        2001        2000
                                                              --------   ----------   --------
Operating revenues
  Liner Services............................................  $535,440   $  500,808   $490,588
  Ship Assist and Escort Services...........................    70,504       71,313     71,423
  Oil and Chemical Distribution and Transportation
     Services...............................................   283,383      353,004    145,664
  Energy and Marine Services................................    88,577       75,458     91,238
                                                              --------   ----------   --------
Total operating revenues....................................   977,904    1,000,583    798,913
                                                              --------   ----------   --------
Operating income:
  Liner Services............................................    16,555       (1,689)        76
  Ship Assist and Escort Services...........................    13,637       11,109     12,445
  Oil and Chemical Distribution and Transportation
     Services...............................................     6,682       33,373     18,585
  Energy and Marine Services................................     2,086         (836)     9,712
                                                              --------   ----------   --------
Total operating income......................................    38,960       41,957     40,818
                                                              --------   ----------   --------
Other income (expense):
  Interest income...........................................       688        2,116      4,964
  Interest expense..........................................   (15,482)     (15,674)   (11,838)
  Minority interest in consolidated subsidiaries............       629        1,249       (587)
  Other income (expense)....................................       177          233       (104)
                                                              --------   ----------   --------
Income before income taxes..................................    24,972       29,881     33,253
Income tax expense..........................................    (7,700)      (9,800)   (13,000)
                                                              --------   ----------   --------
Net income..................................................  $ 17,272   $   20,081   $ 20,253
                                                              ========   ==========   ========

COMPARISON OF FISCAL YEAR 2002 TO FISCAL YEAR 2001

     Operating income for 2002 was favorably impacted by the decline in vessel capacity in the Puerto Rican trades as a result of the consolidation of two competitors. This was partially offset by a downturn in the Oil and Chemical Distribution and Transportation market caused by economic conditions and the sale of MTL Petrolink Corp. In 2003 we expect that the decline in competitive pressures in Liner's Puerto Rican markets and the addition of the four articulated tug/barge units to the Oil and Chemical Distribution and Transportation Services will continue to strengthen our results.

     On May 15, 2002, the Company sold all of the outstanding common stock of MTL Petrolink Corp., a subsidiary of Marine Transport Corporation ("MTC"), for $18,000, subject to certain working capital adjustments. Based on working capital adjustments, net proceeds from the sale was $18,138. Included in the $18,000 purchase price is a $500 escrow deposit made by the buyer that will be used to fund certain claims, as defined by the sales agreement, if and when such claims arise. If no such claims arise, any funds remaining in escrow on May 15, 2003 shall be remitted to the Company. These escrow funds will not be accounted for as proceeds until received.

     Subsequent to its acquisition of MTC, the Company decided to sell MTL Petrolink Corp. In its allocation of the purchase price of MTC, the Company made no effort to separately determine the fair value of MTL Petrolink Corp. The Company recorded the excess of the sales price, net of selling costs, over the net asset value of MTL Petrolink Corp. as a purchase price adjustment resulting in a reduction to goodwill in the amount of $3,345. See Note 2 to the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

     During 2002, the Company took delivery of four newly constructed articulated tug/barge units, the SEA RELIANCE/Barge 550-1, the SOUND RELIANCE/Barge 550-2, the OCEAN RELIANCE/Barge 550-3, and the COASTAL RELIANCE/Barge 550-4. The first three units were placed into service in 2002 and the fourth unit will be placed in service in 2003. These units are being operated by Oil and Chemical Distribution and Transportation Services.

     Consolidated operating revenues decreased $22,679 or 2.3%, to $977,904 in 2002 from $1,000,583 in 2001. The decrease is primarily attributed to a downturn in the Oil and Chemical Distribution and Transportation market caused by economic conditions and the sale of MTL Petrolink Corp. during 2002. This was offset by the decline in vessel capacity in the Puerto Rican trades as a result of the consolidation of two competitors.

     Consolidated operating expenses decreased $32,889 or 3.7%, to $850,681 in 2002 from $883,570 in 2001. The decrease is primarily attributed to the sale of MTL Petrolink Corp. during 2002. Consolidated general and administrative expenses increased $5,228 or 18.6%, to $33,301 in 2002 from $28,073 in 2001. The increase is primarily attributable to a $4,342 reduction in asbestos related claim reserves recorded in 2001 due to the uncertainty of successful litigation by the claimants. Refer to "Item 3. Legal Proceedings" and Note 14 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data." Consolidated depreciation and amortization expense increased $2,928 or 5.6%, to $54,758 in 2002 from $51,830 in 2001. The increase is primarily attributable to an increase in dry-dock amortization which was offset by not recording amortization of goodwill in 2002 as a result of the Company adopting SFAS 142, "Goodwill and Other Intangible Assets". Consolidated asset charges (recoveries), net increased $5,051 or 104.2%, to a charge of $204 in 2002 from a recovery of $4,847 in 2001. This was primarily attributed to an impairment charge of $5,487 on vessels to be disposed of.

     As a result of the above, the consolidated operating income decreased $2,997 or 7.1%, to $38,960 in 2002 from $41,957 in 2001.

     Interest income decreased $1,428 or 67.5%, to $688 in 2002 compared with $2,116 in 2001. This decrease was due to a decrease in the Company's average cash and cash equivalents amounts during this period and lower interest rates in 2002.

     Interest expense decreased $192 or 1.2%, to $15,482 in 2002 compared with $15,674 in 2001. This is a result of higher capitalized interest on the construction of the articulated tug/barge units during 2002 as compared with 2001, which was offset by additional interest expense on new vessel financings and borrowings under the Company's revolving credit agreement.

     The minority interest in consolidated subsidiaries decreased $620 to income of $629 in 2002 compared with income of $1,249 in 2001. This decrease is due to the Company's joint venture with Stolt-Nielsen S.A. The Company owns 75% of the interests in the joint venture and Stolt-Nielsen S.A. owns the remaining 25%. The total loss of the joint venture in 2002 was $2,777.

     Income tax expense decreased $2,100 or 21.4%, to $7,700 in 2002 compared with $9,800 in 2001. The effective tax rate was 30.8% for 2002 and 32.8% for 2001.

     As a result, net income decreased $2,809 to $17,272 ($114.74 basic earnings per common share and $105.89 diluted earnings per common share) in 2002 from $20,081 ($134.14 basic earnings per common share and $122.14 diluted earnings per common share) in 2001.

     The Company provides diversified transportation services in the United States domestic and international markets. The Company is organized to provide services in four lines of business: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services and Energy and Marine Services (see "Item 1. Business".) The following is a discussion of the results of operations by the Company's lines of business.

  LINER SERVICES

     Operating revenues from our Liner Services segment increased $34,632 or 6.9%, to $535,440 in 2002 from $500,808 in 2001. The increase in revenues is primarily attributable to a 7.1% increase in container and noncontainer volume and an increase of 14.0% in other logistical service revenues. This increase was offset by a .9% decrease in average revenue per TEU ("average revenue"). The Company's container and noncontainer volume during 2002 and 2001 was 496,823 TEUs and 463,974 TEUs, respectively. The Company experienced a 9.1% increase in the Puerto Rico and Eastern Caribbean Islands Service container and noncontainer volume and a 4.8% increase in container and noncontainer volume in the Latin America Service. In 2002, the Company experienced a .8% average revenue increase in the Puerto Rico and Eastern Caribbean Islands Service as a result of less competition. The Latin America Service experienced a 1.7% decrease in average revenue due to competitive pressures.

     Operating expenses increased $11,138, or 2.3%, to $489,317 in 2002 compared with $478,179 in 2001. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs. The increase in operating expenses is directly attributable to the increase in container and non-container volume, as noted above.

     Depreciation and amortization increased $392, or 5.2%, to $7,888 in 2002 compared with $7,496 in 2001. The increase in depreciation was due to an increase in dry-dock amortization for additional vessels dry-docked in 2002, which was partially offset by the sale of container and trailer equipment in 2001.

     Asset charges (recoveries), net decreased $160 or 40.8% to a charge of $552 in 2002 compared with a charge of $392 in 2001. Liner Services recorded an impairment charge on 2 vessels in 2002 and 2001 of $763 and $484, respectively. These impairment charges were offset by gains on various equipment disposals of $211 in 2002 and $92 in 2001.

     As a result, the operating income from Liner Services increased $18,244 to $16,555 in 2002 from an operating loss of $1,689 in 2001.

  SHIP ASSIST AND ESCORT SERVICES

     Operating revenues from our Ship Assist and Escort Services segment decreased $809 or 1.1%, to $70,504 in 2002 compared with $71,313 for 2001. The decrease was directly attributable to a decrease in activity in Puget Sound, Washington and Los Angeles and Long Beach, California, resulting in an overall decrease of approximately 4.7% in the total vessel hours utilized by its vessel fleet (268,833 vessel hours compared with 282,199 vessel hours). Vessel hours utilized is directly impacted by vessel calls and international oil activity.

     Operating expenses decreased $4,525 or 7.6%, to $55,078 in 2002 compared with $59,603 during 2001. The decrease was directly attributable to the decrease in vessel related costs due to decreased utilization hours, with the largest component being a decrease in fuel and crewing expenses.

     As a result, operating income for Ship Assist and Escort Services in 2002 increased $2,528 to $13,637 compared with $11,109 for 2001.

  OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment decreased $69,621 or 19.7%, to $283,383 in 2002 compared with $353,004 for 2001. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and an overall decrease in vessel utilization (66.5% compared with 76.7%). As a result of the sale of MTL Petrolink Corp., only 4.5 months of the results of its operations were included in the Company's consolidated results in 2002 as opposed to 10.5 months of operations which were included in the Company's consolidated results in 2001. Due to uncertainty surrounding the sale of MTL Petrolink Corp. and the time which was required to conclude the sale, some of its customers chose to use other lightering companies during the months preceding the conclusion of the sale. The loss of these customers, combined with an overall decline in the market, adversely affected the results of

MTL Petrolink Corp. which, in turn, adversely affected the results of Oil and Chemical Distribution and Transportation Services. The decrease in vessel utilization is a result of declining oil and trading activity among West Coast suppliers and the 2001 reopening of the Olympic Pipeline. The decrease was offset by an increase based upon: (a) the acquisition of MTC on February 7, 2001, which provided additional revenue due to its inclusion in operations for a full quarter during the first quarter of 2002; and (b) revenue earned from the operations of three articulated tug/barge units placed in service during 2002.

     Operating expenses decreased $43,103 or 14.6%, to $252,899 during 2002 compared with $296,002 during 2001. This decrease was primarily attributable to reduced expenses associated with MTL Petrolink Corp., reduced activity due to declining oil shipments as discussed above and a decrease in vessel related costs due to decreased vessel utilization. The decrease was offset by: (a) the acquisition of MTC in 2001, which resulted in the inclusion of a full 12 months of expenses in the Company's operations in 2002 versus the inclusion of only
10.5 months of expenses in 2001; and (b) expenses related to the operation of three articulated tug/barge units placed in service during 2002.

     Depreciation and amortization increased $1,305 or 6.9%, to $20,176 during 2002 compared with $18,871 during 2001. The increase was directly attributable to the acquisition of MTC, which resulted in additional depreciation expense in 2002 because MTC's operations were included for a full 12 months in 2002 versus
10.5 months in 2001, and an increase in dry-dock amortization for vessels dry-docked in 2002. This increase was partially offset by a decrease arising from the sale of MTL Petrolink Corp. in 2002, a decrease from not recording goodwill amortization in 2002, in accordance with SFAS 142, and an increase in the number of operating vessels that became fully depreciated in 2002.

     Asset charges (recoveries), net increased $2,050 or 127.7%, to charges of $445 in 2002 compared with recoveries of $1,605 in 2001. In July 2002, a fire occurred in the engine room of one of the tankers used by Oil and Chemical Distribution and Transportation Services. As a result of the fire, the extensive damages caused by it and the short remaining useful life of the vessel, management decided not to repair the vessel. The Company has received insurance proceeds based upon the damage to the vessel caused by the fire. Accordingly, the Company has recognized a gain net of incurred costs from involuntary conversion of $3,897. Also in December 2002, an agreement was entered into to sell a vessel. An impairment analysis was performed which resulted in a charge of $4,239. During 2002, two vessels and miscellaneous equipment were sold for a loss of $103. During 2001, three vessels and miscellaneous equipment were sold for a gain of $1,605.

     As a result, the operating income of Oil and Chemical Distribution and Transportation Services decreased $26,691 to $6,682 in 2002 compared with $33,373 for 2001.

  ENERGY AND MARINE SERVICES

     Operating revenues from our Energy and Marine Services segment increased $13,119 or 17.4%, to $88,577 in 2002 compared with $75,458 for 2001. The increase was directly attributable to: (a) a strong exploration season during 2002 in Alaska and non-recurring demobilization and contract termination fees related to contracts performed in Hawaii, Alaska, and South America; and (b) the commencement of services under new contracts with a global service provider to transport oil exploration cargo from the United States to Sakhalin Island, Russia, and between ports in Russia. This increase in revenue was partially offset by a decrease in vessel utilization. Vessel utilization during 2002 was 45% compared with 53% during 2001. Vessel utilization is very volatile and it is impacted by oil exploration activity and general economic conditions.

     Operating expenses increased $9,686 or 10.6%, to $101,006 during 2002 compared with $91,320 in 2001. The increase was directly attributable to the higher level of activity during 2002 as noted above, and was offset by the decrease in vessel utilization.

     Depreciation and amortization decreased $1,295 or 10.1%, to $11,487 during 2002 compared with $12,782 during 2001. The decrease was directly attributable to an increase in the number of operating vessels, terminals and equipment that became fully depreciated in 2002.

     Asset charges (recoveries), net decreased $2,847 or 78.2% to a recovery of $793 in 2002 compared with a recovery of $3,640 in 2001. Energy and Marine Services sold two vessels and land for a gain of $1,243 in 2002.

Energy and Marine Services also performed an impairment analysis on five vessels and recorded a charge of $450 in 2002. During 2001, five vessels, land and facilities and miscellaneous assets were sold for a gain of $3,640.

     As a result, operating income for Energy and Marine Services increased $2,922 to $2,086 in 2002 compared with an operating loss of $836 for 2001.

 DISCONTINUED OPERATIONS

     The Company reported no income or loss from discontinued operations in 2002 and 2001. The Company had net liabilities of discontinued operations of $9,902 and $11,565, at December 31, 2002 and 2001, respectively, which are primarily comprised of accrued liabilities for surplus leased equipment that was used in the South America operations. These accruals require the use of estimates and assumptions regarding the costs relating to the ultimate disposition of this equipment. Actual results may differ from these estimates and may result in an additional loss from discontinued operations in subsequent years.

COMPARISON OF FISCAL YEAR 2001 TO FISCAL YEAR 2000

     Consolidated operating revenues increased $201,670 or 25.2%, to $1,000,583 in 2001 from $798,913 in 2000. The increase was primarily attributed to the purchase of MTC on February 7, 2001.

     Consolidated operating expenses increased $183,126 or 26.1%, to $883,570 in 2001 from $700,444 in 2000. The increase is primarily attributed to the purchase of MTC. Consolidated general and administrative expenses decreased $1,555 or 5.2%, to $28,073 in 2001 from $29,628 in 2000. The decrease is primarily attributable to a $4,342 reduction in asbestos related claim reserves recorded in 2001 due to the uncertainty of successful litigation by the claimants. Refer to "Item 3. Legal Proceedings" and Note 14 of the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data." This reduction was offset by a $1,996 additional charge relating to the change in the cash surrender value of the split dollar life insurance agreements for the benefit of the principal shareholder. Consolidated depreciation and amortization increased $13,143 or 34.0%, to $51,830 in 2001 from $38,687 in 2000. The increase is primarily attributable the purchase of MTC in 2001. Consolidated asset charges (recoveries), net decreased $5,817 or 54.5%, to a recovery of $4,847 in 2001 from a recovery of $10,664 in 2000. This was primarily attributed to a decrease in the number of vessels sold to 8 in 2001 from 19 in 2000.

     As a result of the above the consolidated operating income increased $1,139 or 2.8%, to $41,957 in 2001 from $40,818 in 2000.

     Interest income decreased $2,848 or 57.4%, to $2,116 in 2001 compared with $4,964 in 2000. This decrease was due to the decrease in cash and cash equivalents of the Company and lower interest rates in 2001. During 2001, the Company utilized approximately $49,130 in cash to acquire MTC and $61,500 in connection with the acquisition of the four articulated tug/barge units.

     Interest expense increased $3,836 or 32.4%, to $15,674 in 2001 compared with $11,838 in 2000. In connection with the acquisition of MTC, the Company acquired long-term debt of $51,795.

     The minority interest in consolidated subsidiaries increased $1,836 to income of $1,249 in 2001 compared with a loss of $587 in 2000. This increase is due to the Company's joint venture with Stolt-Nielsen S.A., which it acquired as part of MTC. The Company owns 75% of the interests in the joint venture and Stolt-Nielsen S.A. owns the remaining 25%. The total loss of the joint venture from the date of acquisition of MTC to December 31, 2001 was $4,879.

     Income tax expense decreased $3,200 or 24.6%, to $9,800 in 2001 compared with $13,000 in 2000. The effective tax rate was 32.8% for 2001 and 39.1% for 2000. The decrease in the effective tax rate is due to the reduction in the valuation allowance on certain foreign tax credit carryforwards to $822 from $2,561 at December 31, 2001 and 2000, respectively. The Company determined that with the acquisition of MTC, it is more likely than not that certain foreign tax credit carryforwards will be realized.

     As a result, net income decreased $172 to $20,081 ($134.14 basic earnings per common share and $122.14 diluted earnings per common share) in 2001 from $20,253 ($134.85 basic earnings per common share and $122.67 diluted earnings per common share) in 2000.

     The following is a discussion of the results of operations by the Company's lines of business.

 LINER SERVICES

     Operating revenues from our Liner Services segment increased $10,220 or 2.1%, to $500,808 in 2001 from $490,588 in 2000. The increase in revenues is primarily attributable to a 2.6% increase in container and noncontainer volume, which was offset by a .5% decrease in average revenue per TEU ("average revenue"). The Company's container and noncontainer volume in 2001 and 2000 was 463,974 TEUs and 452,377 TEUs, respectively. The Company experienced a 2.9% increase in the Puerto Rico and Eastern Caribbean Islands Service container and noncontainer volume and a 2.2% increase in container and noncontainer volume in the Latin America Service. In 2001, the Company experienced a 3.4% average revenue decrease in the Puerto Rico and Eastern Caribbean Islands Service and a ..2% increase in the Latin America Service. The decrease in average revenue was due to an over capacity in these trades and competitive pressures. This decrease in average revenue was offset by an increase in other logistical services revenues.

     Operating expenses increased $15,910, or 3.4%, to $478,179 in 2001 compared with $462,269 in 2000. These costs are driven by fuel costs, purchased transportation costs, maintenance and repair costs and labor costs. The increase in operating expenses is directly attributable to the increase in container and non-container volume, as noted above.

     Asset charges (recoveries), net decreased $868 or 182.4% to a charge of $392 in 2001 compared with a recovery of $476 in 2000. An impairment charge on two vessels of $484 was recorded in 2001 which was offset by gains on various disposals of equipment of $92. In 2000, Liner Services sold one vessel and equipment for a gain of $476.

     Depreciation and amortization decreased $1,587, or 17.5%, to $7,496 in 2001 compared with $9,083 in 2000. The reduction in depreciation was due to the sale of certain equipment in 2001 and assets becoming fully depreciated.

     As a result, the operating loss from Liner Services decreased $1,765 to an operating loss of $1,689 in 2001 compared with operating income of $76 in 2000.

 SHIP ASSIST AND ESCORT SERVICES

     Operating revenues from our Ship Assist and Escort Services segment decreased $110 or 0.2%, to $71,313 in 2001 compared with $71,423 for 2000. The decrease was directly attributable to a decrease of approximately 2.3% in the total vessel hours utilized of the 45 vessel fleet (282,199 vessel hours compared with 288,769 vessel hours), which was substantially offset by increases in rates charged.

     Operating expenses increased $1,704 or 2.9%, to $59,603 in 2001 compared with $57,899 during 2000. The increase was directly attributable to an increase in costs associated with maintenance of the vessel fleet.

     Depreciation and amortization increased $5 or 16.1%, to $36 in 2001 compared with $31 in 2000. The segment maintained a similar asset base during these two periods.

     As a result, operating income for Ship Assist and Escort Services in 2001 decreased $1,336 to $11,109 compared with $12,445 for 2000.

 OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment increased $207,340 or 142.3%, to $353,004 in 2001 compared with $145,664 for 2000. The increase was directly attributable to the acquisition of MTC on February 7, 2001. MTC contributed $217,191 of revenue during 2001. Vessel utilization excluding MTC was 69% for both 2001 and 2000, but there was a slight rate decrease during 2001. Vessel utilization is determined by dividing the total number of active hours by the available hours for all the vessels in the fleet.

     Operating expenses increased $174,851 or 144.3%, to $296,002 during 2001 compared with $121,151 during 2000. The increase was primarily attributable to the acquisition of MTC. MTC contributed $185,687 of operating expenses during 2001. This increase was partially offset by a decrease in vessel related costs due to decreased fuel costs.

     Depreciation and amortization increased $14,815 or 365.3%, to $18,871 during 2001 compared with $4,056 during 2000. The increase was directly attributable to the acquisition of MTC. MTC contributed $14,599 of additional depreciation and amortization during 2001.

     Asset charges (recoveries), net increased $442 or 38.0% to a recovery of $1,605 in 2001 compared with a recovery of $1,163 in 2000. During 2001, three vessels, land and miscellaneous equipment were sold for a gain of $1,605. During 2000, three vessels and miscellaneous equipment were sold for a gain of $1,163.

     As a result, the operating income of Oil and Chemical Distribution and Transportation Services increased $14,788 to $33,373 in 2001 compared with $18,585 for 2000.

 ENERGY AND MARINE SERVICES

     Operating revenues from our Energy and Marine Services segment decreased $15,780 or 17.3%, to $75,458 in 2001 compared with $91,238 for 2000. This decrease was due primarily to a decrease in vessel utilization. Vessel utilization during 2001 was 53% compared with 58% during 2000. The decrease in vessel utilization was due to a decrease in oil trading activity and a decline in general economic conditions.

     Operating expenses decreased $11,774 or 11.3%, to $92,864 during 2001 compared with $104,638 in 2000. The decrease was directly attributable to the decrease in vessel utilization. Additionally, the operating vessel fleet decreased to 63 vessels during 2001 compared with 70 during 2000. The number of surplus vessels held by Energy and Marine Services decreased to 12 vessels during 2001 from 16 during 2000.

     Depreciation and amortization decreased $1,949 or 13.2%, to $12,782 during 2001 compared with $14,731 during 2000. The decrease was directly attributable to a decrease in the number of operating and surplus vessels in Energy and Marine Services.

     Asset charges (recoveries), net decreased $5,228 or 59.0% to a recovery of $3,640 in 2001 compared with a recovery of $8,868 in 2000. During 2001, five vessels, land and facilities and miscellaneous assets were sold for a gain of $3,640. During 2000, 13 vessels and miscellaneous assets were sold for a gain of $8,868.

     As a result, operating income for Energy and Marine Services decreased $10,548 to an operating loss of $836 in 2001, compared with operating income of $9,712 for 2000.

 DISCONTINUED OPERATIONS

     The Company reported no income or loss from discontinued operations in 2001 and 2000. The Company had net liabilities of discontinued operations of $11,565 and $15,423, at December 31, 2001 and 2000, respectively, which are primarily comprised of accrued liabilities for surplus leased equipment that was used in the South America operations. These accruals require the use of estimates and assumptions regarding the costs relating to the ultimate disposition of this equipment. Actual results may differ from these estimates and may result in an additional loss from discontinued operations in subsequent years.

LIQUIDITY AND CAPITAL RESOURCES

     The following schedule summarizes contractual obligations and other contractual commitments as of December 31, 2002:

                                                        PAYMENTS DUE BY PERIOD
                                       ---------------------------------------------------------
                                                                 2004-      2006-
                                         TOTAL       2003        2005        2007     THEREAFTER
                                       ---------   ---------   ---------   --------   ----------
CONTRACTUAL OBLIGATIONS
Long-term debt.......................  $ 325,376   $  29,357   $  73,346   $ 36,830    $185,843
Operating leases.....................    258,775      57,797      96,719     49,951      54,308
Sublease receipts....................   (350,024)   (101,478)   (186,307)   (46,821)    (15,418)
Other contractual commitments(1).....     12,684       8,711       3,707        266          --
                                       ---------   ---------   ---------   --------    --------
Total contractual obligations........  $ 246,811   $  (5,613)  $ (12,535)  $ 40,226    $224,733
                                       =========   =========   =========   ========    ========

---------------

(1) Other contractual commitments are related to remaining contractual spending on the articulated tug/barge units and other vessels.

                                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                    ----------------------------------------------
                                                                        2004-   2006-
                                                     TOTAL     2003     2005    2007    THEREAFTER
                                                    -------   -------   -----   -----   ----------
OTHER COMMERCIAL COMMITMENTS
Standby letters of credit.........................  $32,059   $32,059   $ --    $ --      $  --

 LIQUIDITY

     The Company's ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make investments and to service debt. Management believes that cash flows from operations will provide sufficient working capital to fund the Company's operating needs. In 2002 and previous years, the Company has used Title XI financing for the acquisition, construction and improvement of vessels. Recent federal legislation has failed to fund the Title XI program for new projects. Unless this is remedied by future legislation, this could effectively end the Title XI program. As of December 31, 2002, the repayment of approximately $221 million of the Company's outstanding indebtedness is guaranteed by the United States government pursuant to Title XI. The recent actions by Congress will have no impact upon the approximately $221 million of Company indebtedness currently subject to Title XI guarantees. Management believes that funds needed for the acquisition and construction of vessels will continue to be available through bank financing. In addition, the Company has generated significant proceeds from the disposition of certain assets and believes that additional proceeds will be generated as it sells older assets and continues to modernize its fleet.

 Comparison of the Financial Condition as of December 31, 2002 and December 31, 2001

     At December 31, 2002, the Company's cash and cash equivalents totaled $43,575 ($33,421 at December 31, 2001). Net cash provided by continuing operations was $33,220 for 2002 compared with $66,321 in 2001.

     Net cash used in discontinued operations was $1,663 in 2002 compared with net cash provided of $6,366 in 2001.

     Net cash used in investing activities of continuing operations was $87,615 in 2002 compared with $147,116 in 2001. The decrease reflects the acquisition of Marine Transport Corporation in 2001 for approximately $40,389, while receiving proceeds of approximately $18,138 from the sale of MTL Petrolink Corp. and purchasing a transportation services provider for $2,986 in 2002. There was a decrease in capital expenditures ($96,933 in 2002 compared with $108,216 in 2001) associated with the construction and modernization of assets of the Company. The Company has spent $11,787 for dry-docking in 2002 compared with $2,867 spent in 2001.

     Net cash provided by financing activities was $66,212 in 2002 compared with $51 in 2001. This increase was a result of the receipt by the Company of proceeds of $127,534 in 2002 compared with $43,058 in 2001 to finance the construction of four articulated tug/barge units and one tug. The Company borrowed $50,000 and repaid $25,000 on its Revolving Credit Agreement in 2002 compared with borrowings of $12,500 and repayments of $14,000 in 2001. This is offset by $5,565 in higher debt issue costs paid ($6,568 in 2002 compared with $1,003 in 2001) and $38,366 in higher principal payments on long-term debt ($75,238 in 2002, which includes the repayment of $49,990 of construction financing used for the construction of the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE/Barge 550-2, compared with $36,872 in 2001). During 2001, the Company received proceeds from the sale of common stock to an employee benefit plan of $2,012.

 CAPITAL RESOURCES

     Management plans to continue its efforts to modernize the Company's fleet of vessels. Many of the tugs and barges and a number of the tankers used in Oil and Chemical Distribution and Transportation Services are more than two-thirds through their estimated useful lives. Federal regulations currently require the phase-out of single hull oil barges and of single hull tankers beginning in 2003. The majority of the Company's single hull oil barges will be retired between 2003 and 2015 and five of the Company's tankers will be retired between 2003 and 2006. Accordingly, the Company is consulting with its customers and developing plans where justified by business prospects, either to refurbish the existing fleet of tugs, barges and tankers, thereby extending their useful lives, or to purchase used equipment or build new equipment which complies with current federal regulations. During 2002, the Company took delivery of four newly constructed articulated tug/barge units, the SEA RELIANCE/Barge 550-1, the SOUND RELIANCE/Barge 550-2, the OCEAN RELIANCE/Barge 550-3, and the COASTAL RELIANCE/Barge 550-4. The first three units were placed into service in 2002 and the fourth unit will be placed in service in 2003. These units are being operated by the Oil and Chemical Distribution and Transportation Services.

     The Company's $115,000 Amended and Restated Credit Agreement (the "Revolving Credit Agreement") expires in October 2004 and is collateralized by certain vessels with a net book value of $63,794 at December 31, 2002. Borrowing rates are based on either Eurodollar or Bank Base rates. Borrowings outstanding under the Revolving Credit Agreement were $25,000 at December 31, 2002. Outstanding letters of credit totaled $32,059 at December 31, 2002, leaving additional borrowing capacity of $57,941 under the Revolving Credit Agreement.

     In December 2002, the Company received $13,000 of loan proceeds to reimburse the cost the Company incurred to construct a vessel. Interest is due monthly and is based on LIBOR plus 1.8%. Principal payments begin monthly in February 2005 with a balloon payment of $6,500 due January 2013.

     In June 2002, the Company received, pursuant to Title XI of the Merchant Marine Act of 1936, a guaranty from the United States Department of Transportation, Maritime Administration, of the repayment of $58,207 of debt issued by the Company to finance the construction of two articulated tug/barge units, the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE/Barge 550-2. Principal is due semi-annually with interest at a fixed rate of 5.85% through 2027. In July 2002, proceeds in the amount of $50,437 from the debt issued by the Company were used to: (a) repay $49,990 of construction financing used for the construction of the SEA RELIANCE/Barge 550-1 and the SOUND RELIANCE/Barge 550-2; and (b) reimburse the Company for incurred expenditures. The remaining $7,770 was placed in escrow (with $1,557 classified as Property and Equipment) and made available to reimburse the Company for incurred expenditures on these vessels.

     On April 16, 2002, the Company finalized the terms of a floating rate construction term loan facility (the "Facility") in the aggregate principal amount of $61,327 for the OCEAN RELIANCE/Barge 550-3 and the COASTAL RELIANCE/Barge 550-4, each of which have been delivered to the Company. Repayment of the Facility is guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 by the United States

Department of Transportation, Maritime Administration. Interest on outstanding borrowing is due semi-annually based on the applicable commercial paper rate plus .3%, which was 1.82% at December 31, 2002. The amount outstanding at December 31, 2002 was $49,394.

     On January 16, 2003, the Company issued debt in the amount of $60,909 which is guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 by the United States Department of Transportation, Maritime Administration. The bonds bear interest at 4.96% and are payable in semiannual installments through 2027. The proceeds were used to refinance construction financing used to build two articulated tug/barge units and to reimburse the Company for incurred expenditures.

     On May 29, 2002, the Company hedged a portion of its interest rate exposure of the $60,909 debt pursuant to the bonds described above by entering into rate lock agreement, which has the effect of locking the underlying benchmark rate on the permanent financing for certain constructed vessels at 5.45%. The rate lock agreement is designated as a cash flow hedge; therefore, the changes in fair value, to the extent the rate lock agreement is effective, is recognized in other comprehensive income (loss) until the debt is funded. Subsequent to funding, the amount recorded in other comprehensive income (loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The rate lock matured on January 16, 2003 and resulted in a payment of $7,967. The fair value of the rate lock of $8,974 has been reported as other comprehensive income (loss) at December 31, 2002. The Company has not reclassified any amounts into interest expense during the year ended December 31, 2002. The Company estimates that $567 will be reclassified into interest expense during 2003.

RESTRICTIVE COVENANTS

     The Company's financing agreements contain restrictive covenants which require, among other things: maintenance of a net debt (as defined in such agreements) to stockholders' equity ratio which shall not exceed 2.5 to 1 and reduction of debt with the proceeds derived from the sale of any vessels. The covenants provide for a maximum net debt (as defined in such agreements) to earnings before interest, taxes, depreciation and amortization ratio not to exceed 6.5 to 1 in 2002 and 6.0 to 1 in 2003 and 2004. The Company is limited to the payment of $4,000 in preferred stock dividends at December 31, 2002. The Company was limited to $60,000 of capital expenditures for a calendar year, not including amounts expended for its articulated tug/barge units, which are limited to total expenditures of $210,000. The Company is prohibited from repurchasing shares of any class of capital stock or declaring and paying any dividend. However, the Company may repurchase common stock from employee stock ownership plans and pay dividends up to a combined total of $10,000 in any twelve-month period. At December 31, 2002, the Company was in compliance with all covenants under its financing and leasing arrangements.

TRANSACTIONS WITH SPECIAL PURPOSE ENTITY

     In January 1997, MTC entered into a transaction with an unconsolidated special purpose entity ("SPE") for the sale/leaseback of a vessel that MTC leased to a third party on a bareboat charter. MTC received a total of approximately $40,000 in cash and a note receivable for $9,000 in exchange for the sale/leaseback and a pledge against the charter. MTC has recorded the note at its estimated net realizable value of $3,000. Subsequently, MTC negotiated charter arrangements for the vessel with periods that extend through November 2006 and subsequently received approximately $25,000 from the SPE which has been accounted for as debt with a balance of $14,395 at December 31, 2002. MTC does not guarantee the debt of the SPE totaling approximately $25,000 at December 31, 2002. MTC has an option to purchase the vessel at fair market value, exercisable after the underlying debt has been repaid in January 2006. The Company has no exposure to loss as a result of its involvement with the SPE as of December 31, 2002.

     Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", clarified the accounting of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company expects to consolidate the SPE described above effective July 1, 2003, in accordance with this interpretation.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, including fuel, drydocking expenses and corporate overhead. Refer to Risk Factors included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" and no longer amortizes goodwill but is required to annually evaluate goodwill for impairment. The Company identified no impairment as a result of its evaluation of goodwill. The Company will perform its annual test of goodwill as of June 30 of each year unless an event occurs or circumstances change that would reduce the fair value of MTC below its carrying amount.

     The proforma effects of not amortizing goodwill had this Statement been adopted as of January 1, 2001 are as follows:

Net income, as reported.....................................  $20,081
Goodwill amortization.......................................    2,310
                                                              -------
Adjusted net income.........................................  $22,391
                                                              =======
Basic earnings per common share.............................  $151.13
Diluted earnings per common share...........................  $136.38

     SFAS 143, "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS 143 effective January 1, 2003.

     SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective January 1, 2002.

     SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," became effective for transactions occurring after May 15, 2002. The Company has adopted the provisions of SFAS 145.

     SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

     Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of this interpretation have been incorporated into the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data", while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002.

     The adoption of these standards either had or will have no material impact on the Company's financial position or results of operations.

RISK FACTORS

     If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.

 DEMAND FOR OUR SERVICES DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Demand for our services is dependent on a number of factors beyond our control, including:

     - worldwide demand for chemicals and petroleum products and other cargo shipped by our customers;

     - local and international political and economic conditions and policies;
       and

     - weather conditions.

     We have high fixed costs, and downtime or low productivity due to reduced demand or other causes can have a significant negative effect on our operating results.

 LINER SERVICES IS SUBJECT TO ECONOMIC FACTORS AND THE CYCLICAL NATURE OF ITS BUSINESS.

     Economic factors affecting the geographic regions in which Liner Services are provided and cyclical business patterns experienced by the maritime shipping industry have caused Liner Services' earnings to vary in the past and are likely to cause variation in the future. There is no assurance that Liner Services will be able to redeploy its vessels from less profitable markets into other markets or uses. See "Item 1. Business -- Liner Services".

 FLUCTUATION OF FUEL PRICES

     Economic and political factors can affect fuel prices. The Company's operations may be impacted due to the timing and our ability to pass these changes in fuel prices to our customers.

 ENERGY AND MARINE SERVICES ARE FREQUENTLY PROVIDED FOR DISCRETE PROJECTS.

     Energy and Marine Services frequently provides many of its services in response to discrete customer projects or emergency conditions and its contracts are generally short-term, usually terminating within one year. Accordingly, customers which account for a significant portion of operating revenues and operating income in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. See "Item 1. Business -- Energy and Marine Services".

 THE COMPANY FACES INTENSE COMPETITION THAT COULD ADVERSELY AFFECT ITS ABILITY TO INCREASE ITS MARKET SHARE AND ITS REVENUES.

     Our businesses operate in highly competitive industries. These intense levels of competition could reduce our revenues, increase our expenses and reduce our profitability.

     In addition to price, service, experience and reputation, important competitive factors include safety record, ability to meet the customer's schedule, customers' national flag preference, operating conditions, capability and intended use, complexity of logistical support needs and presence of equipment in the appropriate geographical locations.

     Many of our major competitors are diversified multinational companies. Some of these companies have substantially greater financial resources and substantially larger operating staffs than we do. They may be better able to compete in making vessels available more quickly and efficiently, meeting the customer's schedule and withstanding the effect of declines in market prices. They may also be better able to weather a downturn in our customers' industries. As a result, we could lose customers and market share to these competitors.

 THE COMPANY MAY INCUR SIGNIFICANT COSTS, LIABILITIES AND PENALTIES IN COMPLYING WITH GOVERNMENT REGULATIONS.

     Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where the Company's vessels operate or are registered have a significant impact on our operations. These regulations relate to worker health and safety, the manning, construction and operation of vessels, homeland, port and vessel security, and oil spills and other aspects of environmental protection.

     Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company's business. If this happens, it could have a substantial negative impact on the Company's profitability and financial position. The Company cannot predict whether it will incur such costs or penalties in the future. See " Item 1. Business -- Government Regulation".

 OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES EMPLOYS A NUMBER OF TANKERS AND BARGES WHICH, IN THEIR PRESENT CONDITION, WILL NOT BE PERMITTED TO CARRY PETROLEUM PRODUCTS IN UNITED STATES WATERS AS OF CERTAIN DATES OCCURRING OVER THE NEXT FOUR YEARS. SEE "ITEM 1. BUSINESS -- ENVIRONMENTAL REGULATION".

     In the event that the Company is not able to replace or rebuild those tankers and barges which it currently uses to carry crude oil or petroleum products, it could become impossible for Oil and Chemical Distribution and Transportation Services to continue to transport crude oil and petroleum products at current levels for its current customers between ports in the United States. Should this occur, it could have a substantial negative impact on the profitability of Oil and Chemical Distribution and Transportation Services.

 MARINE-RELATED RISKS COULD LEAD TO THE DISRUPTION OF OUR SERVICES AND ADDED LIABILITIES.

     The operation of our vessels is subject to various risks, including catastrophic marine disaster, adverse weather and sea conditions, capsizing, grounding, mechanical failure, collision, oil, chemical and other hazardous substance spills and navigation errors. These risks could endanger the safety of our personnel, our vessels, the cargo we carry, the equipment under tow and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages. In addition, the affected vessels could be removed from service and would not be available to generate revenue.

 THE COMPANY IS A DEFENDANT IN NUMEROUS ASBESTOS-RELATED LAWSUITS.

     The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See "Item 3. Legal Proceedings -- Asbestos Litigation" and Note 14 to our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data". Additional litigation relating to these matters may be commenced in the future. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition or operating results.

 INSURANCE COVERAGE MAY NOT PROTECT THE COMPANY FROM ALL OF THE LIABILITIES THAT COULD ARISE FROM THE RISKS INHERENT IN ITS BUSINESSES.

     The Company maintains insurance coverage against the risks related to its operations. There can be no assurance, however, that its existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability.

     While our vessels are not trading in the areas of the potential war zone, a terrorist attack on one or more of our vessels anywhere in the world could have a material adverse effect on our financial condition and results of operations. Although we currently maintain the maximum available War Risk and Terrorism liability insurance coverage that is available through the international Protection & Indemnity Insurers, a catastrophic occurrence could result in liability in excess of available insurance coverage, resulting in a material adverse effect on our business.

  WE DEPEND ON ATTRACTING AND RETAINING QUALIFIED, SKILLED EMPLOYEES TO OPERATE OUR BUSINESSES AND PROTECT OUR KNOW-HOW.

     Our results of operations depend in part upon our business know-how. We believe that protection of our know-how depends in large part on our ability to attract and retain highly skilled and qualified personnel. Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage and maintain our businesses and to protect our know-how.

     We require skilled employees who may have to perform physically demanding work. As a result of the volatility of our customers' industries, particularly the oil and petrochemical industries, and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase the rates we charge our customers to compensate for wage-rate increases, our operating results may be adversely affected.

  THE COMPANY IS HEAVILY DEPENDENT ON UNIONIZED LABOR.

     The Company's operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At December 31, 2002, approximately 62% of the Company's employees were members of unions. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition. See "Item 1. Business -- Employees".

  WE MAY NOT BE ABLE TO NEGOTIATE COLLECTIVE BARGAINING AGREEMENTS ON TERMS FAVORABLE TO THE COMPANY.

     The Company has collective bargaining agreements with 11 different unions. These agreements will expire through 2006. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to the Company upon expiration of the agreements. If the Company is not able to negotiate favorable terms, it may be at a competitive disadvantage. See "Item 1. Business -- Employees".

  THERE ARE CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

     Substantial amounts of our operating revenues are derived from our foreign operations. (See Note 17 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.

     While it is not possible to predict whether any of these conditions will develop or events will occur, the development or occurrence of any one or more of them could have a material adverse effect on our financial condition and results of operations. While we do business in many countries outside of the United States, substantially all such business is denominated in United States dollars. For additional information about our foreign operations, see Note 17 of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

  OTHER BUSINESS RISKS

     Other risks which may affect our operations and revenues include our ability to:

     - manage our costs effectively;

     - finance our operations and construct new vessels on acceptable terms;

     - charter our vessels on acceptable terms; and

     - manage these risks successfully.

  THERE IS NO ESTABLISHED PUBLIC TRADING MARKET FOR OUR STOCK.

     There is no established public trading market for our capital stock and none is expected to develop in the foreseeable future. We do not intend to apply for listing of any shares of our capital stock on any securities exchange. We also will not seek to have any of our shares quoted on an interdealer quotations system. Accordingly, no assurances can be given as to the liquidity of our shares and the ability of the holders of our shares to sell them in secondary market transactions, or as to the prices at which such shares may be sold.

  MR. CROWLEY CAN EXERCISE CONTROL OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD MAKE DECISIONS ABOUT OUR BUSINESS THAT CONFLICT WITH OTHER STOCKHOLDERS' INTERESTS.

     Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, owns or is deemed to own approximately 64.8% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", in the 2003 Proxy Statement. This ownership gives Mr. Crowley approximately 77.8% of the total votes attributable to our outstanding voting stock. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley's stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

     - the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

     - any determinations with respect to mergers or other business combinations;

     - our acquisition or disposition of assets;

     - our financing arrangements; and

     - the payment of dividends on our stock.

     Mr. Crowley and his family are the beneficiaries of certain split-dollar life insurance agreements, as more fully described in the 2003 Proxy Statement. The Board of Directors has approved these agreements in furtherance of its belief that preserving Crowley family control and the closely held nature of the Company is beneficial to the Company's stockholders and will maximize stockholder value over the long-term. The Board of Directors has long been concerned that short-term and long-term estate tax and other obligations of certain Crowley family stockholders could lead to an unrelated third party gaining a highly influential and potentially detrimental position with respect to the business and management of the Company. Such circumstances also could lead to stock falling into the hands of speculative investors who may later attempt to disrupt Company affairs in order to encourage the Company to take action favorable to such investors, yet not in the best interests of the Company and remaining stockholders.

     The Board of Directors also has been concerned that should the Company receive a request to purchase shares held by such stockholders or their estates in lieu of a possible sale to such investors, the Company would be unable to effect such a purchase without negatively impacting its results of operations or financial condition. In this regard, the spit-dollar life insurance agreements enable Mr. Crowley and certain trusts for the benefit of his descendants to purchase most, if not all, of such shares without involving the Company.

     The Company expects that following the death of Mrs. Molly M. Crowley the net proceeds of the policies of insurance on the life of Mrs. Crowley will be used by Mr. Crowley and the trusts under his control to purchase shares of Common Stock held by the Thomas B. Crowley Marital Trust so that this trust can pay applicable estate taxes. Essentially, the split dollar life insurance agreements enable Mr. Crowley and his family to retain ownership of shares and control of the Company under circumstances when certain of such shares otherwise might have to be sold to a third party to pay applicable estate taxes. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," in the 2003 Proxy Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect the results of our operations and financial condition. The Company's policy is not to use financial instruments for trading purposes or other speculative purposes. A discussion of the Company's credit risk and the fair value of financial instruments is included in Note 11 of the Company's consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data."

     The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and its operations are not significantly impacted by interest rate fluctuations.

     The Company leases certain equipment under operating leases which are subject to interest rate risk. Payments under these leases are adjusted based on a variable interest rate. At the end of the lease term, the Company may purchase the equipment by paying the amount remaining under the lease, sell the equipment and repay an amount remaining under the lease, or renegotiate the lease to extend the term. If the Company was to purchase the equipment, the Company would be at risk that the fair value of the equipment may be less than the amount required to purchase it.

     The following table provides information about the Company's non-trading financial instruments sensitive to changes in interest rates at December 31, 2002. For debt obligations, the table presents principal cash flows and corresponding weighted average interest rates by expected maturity dates. For operating leases, the table presents future minimum lease payments and corresponding weighted average interest rates by expected payment dates. Weighted average variable rates are based on rates in place at the reporting date.

                                 EXPECTED FISCAL YEAR OF MATURITY AT DECEMBER 31, 2002:
                                                 (DOLLARS IN THOUSANDS)
                         -----------------------------------------------------------------------     FAIR
                          2003      2004      2005      2006      2007     THEREAFTER    TOTAL      VALUE
                         -------   -------   -------   -------   -------   ----------   --------   --------
Long-term debt:
  Fixed rate...........  $24,374   $21,553   $21,168   $15,975   $12,140    $126,024    $221,234   $243,108
    Average interest
      rate.............      7.2%      7.2%      7.1%      6.7%      6.3%        6.2%
  Variable rate........  $ 4,983   $27,436   $ 3,189   $ 4,357   $ 4,358    $ 59,819    $104,142   $104,142
    Average interest
      rate.............      3.8%      3.1%      4.5%      3.7%      3.7%        3.9%
Operating leases:
  Variable rate........  $ 9,142   $ 9,184   $23,091   $    --   $    --    $     --    $ 41,417   $ 41,417
    Average interest
      rate.............      3.0%      4.2%      5.2%       --        --          --

     On May 29, 2002, the Company hedged a portion of its interest rate exposure on certain Title XI borrowings issued on January 16, 2003 by entering into a rate lock agreement, which has the effect of locking the underlying benchmark rate on the permanent financing for certain constructed vessels at 5.45%. The rate lock agreement is designated as a cash flow hedge; therefore, the changes in fair value, to the extent the rate lock agreement is effective, is recognized in other comprehensive income (loss) until the debt is funded. Subsequent to funding, the amount recorded in other comprehensive income (loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The rate lock matured on January 16, 2003 and resulted in a payment of $7,967. The fair value of the rate lock of $8,974 has been reported as other comprehensive income (loss) at December 31, 2002. The

Company has not reclassified any amounts into interest expense during the year ended December 31, 2002. The Company estimates that $567 will be reclassified into interest expense during 2003.

     During the second quarter of 2002, the Company recognized translation losses on its net assets in Venezuela in other comprehensive loss due to the functional currency being identified as the Venezuelan Bolivar. For the year ended December 31, 2002, the Company has recorded a reduction to its assets and liabilities in the amount of $2,308 and recorded an unrealized loss of $1,477, net of $831 in deferred taxes to other comprehensive loss. Amounts were determined as of December 31, 2002 based on the foreign currency exchange rate of the Bolivar with the U.S. dollar.

     The Company's market risk exposure has not changed materially since December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

Independent Auditors' Report................................   40
Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000..........................   41
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   42
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000..............   43
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................   44
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2002, 2001 and 2000....................   45
Schedule II -- Valuation and Qualifying Accounts............   64

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Crowley Maritime Corporation
Oakland, California

     We have audited the accompanying consolidated balance sheets of Crowley Maritime Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Table of Contents at Item 8. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crowley Maritime Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Corporation changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
February 14, 2003

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2002        2001        2000
                                                              --------   ----------   --------
OPERATING REVENUES..........................................  $977,904   $1,000,583   $798,913
EXPENSES:
  Operating.................................................   850,681      883,570    700,444
  General and administrative................................    33,301       28,073     29,628
  Depreciation and amortization.............................    54,758       51,830     38,687
  Asset charges (recoveries), net...........................       204       (4,847)   (10,664)
                                                              --------   ----------   --------
                                                               938,944      958,626    758,095
                                                              --------   ----------   --------
OPERATING INCOME............................................    38,960       41,957     40,818
OTHER INCOME (EXPENSE):
  Interest income...........................................       688        2,116      4,964
  Interest expense..........................................   (15,482)     (15,674)   (11,838)
  Minority interest in consolidated subsidiaries............       629        1,249       (587)
  Other income (expense)....................................       177          233       (104)
                                                              --------   ----------   --------
                                                               (13,988)     (12,076)    (7,565)
                                                              --------   ----------   --------
INCOME BEFORE INCOME TAXES..................................    24,972       29,881     33,253
Income tax expense..........................................     7,700        9,800     13,000
                                                              --------   ----------   --------
NET INCOME..................................................    17,272       20,081     20,253
Preferred stock dividends...................................    (1,666)      (1,849)    (2,031)
                                                              --------   ----------   --------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS..............  $ 15,606   $   18,232   $ 18,222
                                                              ========   ==========   ========
Basic earnings per common share.............................  $ 114.74   $   134.14   $ 134.85
Diluted earnings per common share...........................  $ 105.89   $   122.14   $ 122.67

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31, 2002, 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2002       2001
                                                              --------   --------
ASSETS
Cash and cash equivalents...................................  $ 43,575   $ 33,421
Receivables, net............................................   147,346    133,965
Prepaid expenses and other assets...........................    41,805     33,232
                                                              --------   --------
TOTAL CURRENT ASSETS........................................   232,726    200,618
Receivable from related party...............................    16,936     15,975
Goodwill....................................................    45,097     48,442
Intangibles, net............................................    14,211      7,743
Other assets................................................    21,429     17,033
Property and equipment, net.................................   552,895    514,055
                                                              --------   --------
TOTAL ASSETS................................................  $883,294   $803,866
                                                              ========   ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY
Accounts payable and accrued liabilities....................  $102,971   $112,455
Accrued payroll and related expenses........................    38,850     38,967
Insurance claims payable....................................    11,370     15,949
Unearned revenue............................................     9,529      8,227
Current portion of long-term debt...........................    29,357     24,063
                                                              --------   --------
TOTAL CURRENT LIABILITIES...................................   192,077    199,661
Deferred income taxes.......................................    76,770     62,385
Deferred gain...............................................     5,356      8,035
Other liabilities...........................................    14,176     13,567
Long-term liabilities of discontinued operations............     6,398      8,587
Minority interests in consolidated subsidiaries.............     4,568      5,426
Long-term debt, net of current portion......................   296,019    224,017
REDEEMABLE PREFERRED CLASS B STOCK, $100 par value, 200,000
  shares authorized; 23,671 shares issued and outstanding at
  December 31, 2001.........................................        --      2,367
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................    31,500     31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 89,710 and 89,976 shares issued and
  outstanding, respectively.................................         1          1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares outstanding..............        --         --
Additional paid-in capital..................................    67,540     67,716
Retained earnings...........................................   195,994    180,604
Accumulated other comprehensive loss, net of tax of
  $3,997....................................................    (7,105)        --
                                                              --------   --------
TOTAL STOCKHOLDERS' EQUITY..................................   287,930    279,821
                                                              --------   --------
TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY..............................  $883,294   $803,866
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                               PREFERRED CLASS A                                 CLASS N
                               CONVERTIBLE STOCK        COMMON STOCK          COMMON STOCK       ADDITIONAL
                              --------------------   -------------------   -------------------    PAID-IN     RETAINED
                               SHARES    PAR VALUE   SHARES    PAR VALUE   SHARES    PAR VALUE    CAPITAL     EARNINGS
                              --------   ---------   -------   ---------   -------   ---------   ----------   --------
December 31, 1999...........   315,000    $31,500     89,299      $1        46,138     $  --      $66,499     $145,472
Stock retired from employee
  benefit plans.............        --         --       (591)     --            --        --         (423)        (363)
Preferred stock dividends...        --         --         --      --            --        --           --       (2,031)
Net income..................        --         --         --      --            --        --           --       20,253
                              --------    -------    -------      --       -------     -----      -------     --------
December 31, 2000...........   315,000     31,500     88,708       1        46,138        --       66,076      163,331
Stock purchased by employee
  benefit plans.............        --         --      2,010      --            --        --        2,012           --
Stock retired from employee
  benefit plans.............        --         --       (221)     --            --        --         (135)        (166)
Stock retired from Tender
  Offer.....................        --         --       (521)     --            --        --         (237)        (793)
Preferred stock dividends...        --         --         --      --            --        --           --       (1,849)
Net income..................        --         --         --      --            --        --           --       20,081
                              --------    -------    -------      --       -------     -----      -------     --------
December 31, 2001...........   315,000     31,500     89,976       1        46,138        --       67,716      180,604
Stock retired from employee
  benefit plans.............        --         --       (266)     --            --        --         (176)        (216)
Preferred stock dividends...        --         --         --      --            --        --           --       (1,666)
Comprehensive Income:
  Net income................        --         --         --      --            --        --           --       17,272
  Other comprehensive loss:
    Foreign currency
      translation
      adjustments, net of
      tax of $831...........        --         --         --      --            --        --           --           --
    Rate lock agreement, net
      of tax of $3,166......        --         --         --      --            --        --           --           --
Total comprehensive
  income....................        --         --         --      --            --        --           --           --
                              --------    -------    -------      --       -------     -----      -------     --------
December 31, 2002...........   315,000    $31,500     89,710      $1        46,138     $  --      $67,540     $195,994
                              ========    =======    =======      ==       =======     =====      =======     ========


                                  OTHER
                              COMPREHENSIVE
                                  LOSS         TOTAL
                              -------------   --------
December 31, 1999...........     $    --      $243,472
Stock retired from employee
  benefit plans.............          --          (786)
Preferred stock dividends...          --        (2,031)
Net income..................          --        20,253
                                 -------      --------
December 31, 2000...........          --       260,908
Stock purchased by employee
  benefit plans.............          --         2,012
Stock retired from employee
  benefit plans.............          --          (301)
Stock retired from Tender
  Offer.....................          --        (1,030)
Preferred stock dividends...          --        (1,849)
Net income..................          --        20,081
                                 -------      --------
December 31, 2001...........          --       279,821
Stock retired from employee
  benefit plans.............          --          (392)
Preferred stock dividends...          --        (1,666)
Comprehensive Income:
  Net income................          --
  Other comprehensive loss:
    Foreign currency
      translation
      adjustments, net of
      tax of $831...........      (1,477)
    Rate lock agreement, net
      of tax of $3,166......      (5,628)
Total comprehensive
  income....................          --        10,167
                                 -------      --------
December 31, 2002...........     $(7,105)     $287,930
                                 =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                2002       2001        2000
                                                              --------   ---------   --------
OPERATING ACTIVITIES:
  Net income................................................  $ 17,272   $  20,081   $ 20,253
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    54,758      51,830     38,687
    Amortization of deferred gain on the sale and leaseback
       of vessels...........................................    (2,679)     (2,746)    (2,837)
    Asset charges (recoveries), net.........................       204      (4,847)   (10,664)
    Change in cash surrender value of life insurance........     1,739       1,524       (472)
    Deferred income tax provision...........................     1,367       2,006      7,673
  Changes in current assets and liabilities:
    Receivables, net........................................   (16,116)     17,014    (14,344)
    Prepaid expenses and other..............................    (1,262)     (1,028)       689
    Accounts payable and accrued liabilities................   (21,655)     (6,680)   (27,793)
    Accrued payroll and related expenses....................       169     (10,602)     5,685
  Other.....................................................      (577)       (231)    (2,604)
                                                              --------   ---------   --------
    Net cash provided by continuing operations..............    33,220      66,321     14,273
    Net cash provided by (used in) discontinued
       operations...........................................    (1,663)     (1,807)     7,650
                                                              --------   ---------   --------
    Net cash provided by operating activities...............    31,557      64,514     21,923
                                                              --------   ---------   --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................   (96,933)   (108,216)   (42,967)
  Dry-docking costs.........................................   (11,787)     (2,867)    (3,162)
  Proceeds from asset disposition...........................     9,701       6,530     12,812
  Proceeds from sale of MTL Petrolink Corp., net of cash
    sold....................................................    18,138          --         --
  (Deposits) withdrawals of restricted funds................    (1,557)        694       (694)
  Acquisitions, net of cash acquired........................    (2,986)    (40,389)        --
  Payments on receivable from related party.................    (2,700)     (2,979)    (2,999)
  Receipts on notes receivable, net.........................       509         111        182
                                                              --------   ---------   --------
    Net cash used in continuing operations..................   (87,615)   (147,116)   (36,828)
    Net cash provided by discontinued operations............        --       8,173     54,685
                                                              --------   ---------   --------
    Net cash provided by (used in) investing activities.....   (87,615)   (138,943)    17,857
                                                              --------   ---------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................   127,534      43,058     35,750
  Borrowings on Revolving Credit Agreement..................    50,000      12,500         --
  Repayments on Revolving Credit Agreement..................   (25,000)    (14,000)        --
  Payments on long-term debt................................   (75,238)    (36,872)   (18,811)
  Debt issuance costs.......................................    (6,568)     (1,003)    (2,472)
  Payment of preferred stock dividends......................    (1,757)     (1,941)    (2,122)
  Redemption of preferred stock.............................    (2,367)     (2,372)    (2,370)
  Proceeds from issuance of common stock....................        --       2,012         --
  Retirement of stock.......................................      (392)     (1,331)      (650)
                                                              --------   ---------   --------
    Net cash provided by financing activities...............    66,212          51      9,325
                                                              --------   ---------   --------
    Net increase (decrease) in cash and cash equivalents....    10,154     (74,378)    49,105
    Cash and cash equivalents at beginning of year..........    33,421     107,799     58,694
                                                              --------   ---------   --------
    Cash and cash equivalents at end of year................  $ 43,575   $  33,421   $107,799
                                                              ========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Crowley Maritime Corporation, operating through its subsidiaries (the "Company"), is comprised of four principal business segments: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. The Liner Services segment consists of scheduled common carrier services and logistic services. The Ship Assist and Escort Services segment provides ship assist, tanker escort, docking and related services. The Oil and Chemical Distribution and Transportation Services segment uses vessels for the carriage of crude oil, petroleum products and chemicals. The Energy and Marine Services segment provides specialized services to companies engaged, on a worldwide basis, in the exploration, production and distribution of oil and gas. The Company operates in the United States, Mexico, Central America, South America, the Caribbean, Russia, and other international markets.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Crowley Maritime Corporation and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company has joint ventures that it maintains more than a 50% ownership interest in and maintains effective control over their operations. Based on this, the Company consolidates these joint ventures and records minority interest for the partners' ownership interests in the joint ventures.

RECLASSIFICATION

     Certain items in prior year's consolidated financial statements have been reclassified to conform with the current year presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid securities primarily invested in overnight repurchase agreements with original maturities of three months or less to be cash equivalents. These securities are stated at cost, which approximates fair value.

GOODWILL

     Goodwill represents the excess costs of acquired companies over the fair value of their net tangible assets. With the acquisition of Marine Transport Corporation ("MTC") on February 7, 2001, goodwill was recorded and amortized on the straight-line method over 20 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" and no longer amortizes goodwill but is required to annually evaluate goodwill for impairment. The Company identified no impairment as a result of its evaluation of goodwill. The Company will perform its annual test of goodwill as of June 30 of each year unless an event occurs or circumstances change that would reduce the fair value of MTC below its carrying amount.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The proforma effects of not amortizing goodwill had this Statement been adopted as of January 1, 2001 are as follows:

Net income, as reported.....................................  $20,081
Goodwill amortization.......................................    2,310
                                                              -------
Adjusted net income.........................................  $22,391
                                                              =======
Basic earnings per common share.............................  $151.13
Diluted earnings per common share...........................  $136.38

INTANGIBLES

     Deferred financing costs are amortized on the effective interest method over the terms of the related financing. Non-compete agreements are amortized over 5 years.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Renewals and refurbishments which extend asset useful lives are capitalized while normal repair and maintenance expenditures are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: floating equipment (15 to 25 years); other operating equipment (5 to 20 years); and buildings (5 to 25 years). Leasehold improvements are depreciated over the lesser of their estimated useful lives of 20 years or the remaining lease term. Interest is capitalized in conjunction with the construction and refurbishment of vessels. Costs associated with the development of internal use software are capitalized.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.

DRY-DOCKING

     Dry-docking costs for major vessels are deferred and amortized over the estimated period between dry-dockings. Dry-docking inspections are required generally every two to three years for regulatory purposes to demonstrate that a vessel meets standards established by the U.S. Coast Guard and the American Bureau of Shipping. Amortization expense of the dry-docking costs was $6,040, $1,718, and $1,327 in 2002, 2001, and 2000, respectively.

DEFERRED GAIN

     A gain on the sale and leaseback of two vessels has been deferred and is amortized over the life of the operating lease, which expires in 2004.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

REVENUE RECOGNITION

     The Company's accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized ratably over each voyage by load and discharge port. The Company's logistics services and Ship Assist and Escort Services are recognized as services are provided. Revenue from the Oil and Chemical Distribution and Transportation Services and Energy and Marine Services is recognized ratably over the length of the contract. Estimated losses are recognized at the time such losses become evident.

INCOME TAXES

     The Company accounts for certain income and expense items for financial reporting differently than for income tax purposes. The deferred tax liabilities or assets are determined based on differences between the financial statement carrying values and the tax basis of assets and liabilities. Deferred tax assets and liabilities are determined based on current enacted tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be settled or realized.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of Common Stock and Class N Common Stock outstanding during each year. Shares issued during the year and shares reacquired during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares, which are Preferred Class A Convertible Stock, that were outstanding during the period.

INSURANCE

     The Company is self-insured for marine, liability, cargo and medical coverages. Reinsurance is obtained to cover losses in excess of certain limits. Provisions for losses are determined on the basis of claim adjusters' evaluations and other estimates including those for salvage and subrogation recoveries. Such provisions and any related claim receivables are recorded when insured events occur. The determinations of such estimates and the establishment of the related reserves are continually reviewed and updated; however, the actual provisions and claims receivable have not differed materially from accrued estimated amounts. Any adjustments resulting from these reviews are reflected in current operations.

ENVIRONMENTAL COSTS

     Environmental costs represent reclamation costs filed against the Company. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when the Company's responsibility for environmental remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of contamination of property and the Company's share of remediation responsibility. The recorded liabilities for estimated future environmental costs at December 31, 2002 and 2001 are approximately $5,440 and $4,054, respectively.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

FOREIGN CURRENCY TRANSLATION

     For non-U.S. subsidiaries whose functional currency is not the U.S. dollar, the results of operations are translated from local currencies into U.S. dollars using average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of each period. Translation gains and losses on assets and liabilities are reported as a separate component of stockholders' equity as other comprehensive income (loss) and are not included in the determination of net income (loss).

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company does not invest in derivatives for trading or speculative purposes. From time to time, as part of its risk management strategy, the Company uses derivative financial instruments, such as rate lock agreements, to manage exposures to interest rate risk on forecasted debt obligations. These hedges are accounted for as cash flow hedges with unrealized gains and losses recorded in other comprehensive income (loss). The amount paid or received by the Company on maturity of a rate lock agreement is recognized as an adjustment to interest expense over the term of the underlying debt obligation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities during the reporting period. Actual results may differ from these estimates.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS 143 effective January 1, 2003.

     SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective January 1, 2002.

     SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," became effective for transactions occurring after May 15, 2002. The Company has adopted the provisions of SFAS 145.

     SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

     Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The disclosure requirements of this interpretation have been incorporated into these Notes to Consolidated

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Financial Statements, while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002.

     The adoption of these standards either had or will have no material impact on the Company's financial position or results of operations.

     Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", clarified the accounting of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company expects to consolidate the SPE described in Note 8 effective July 1, 2003, in accordance with this interpretation.

NOTE 2 -- ACQUISITIONS AND SALES OF BUSINESSES

     On February 7, 2001, the Company acquired all of the outstanding shares of MTC for a total cost of approximately $49,130. The acquisition of MTC was accounted for as a purchase and, accordingly, the Consolidated Statements of Operations include the results of MTC beginning February 7, 2001. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated relative fair values. Goodwill of $50,752 was recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired.

     The purchase price of the acquisition of MTC was allocated to the assets purchased and the liabilities assumed based upon the relative fair values on the date of acquisition as follows:

Cash........................................................  $  8,740
Other current assets........................................    33,129
Other assets................................................     9,354
Goodwill....................................................    50,752
Property and equipment......................................    68,768
Current liabilities.........................................   (41,980)
Other liabilities...........................................   (27,838)
Long-term debt..............................................   (51,795)
                                                              --------
                                                              $ 49,130
                                                              ========

     On May 15, 2002, the Company sold all of the outstanding common stock of MTL Petrolink Corp. (a subsidiary of MTC) for $18,000, subject to certain working capital adjustments. Based on working capital adjustments, net proceeds from the sale was $18,138. Included in the $18,000 purchase price is a $500 escrow deposit made by the buyer that will be used to fund certain claims, as defined by the sales agreement, if and when such claims arise. If no such claims arise, any funds remaining in escrow on May 15, 2003 shall be remitted to the Company. These escrow funds will not be accounted for as proceeds until received.

     Subsequent to its acquisition of MTC, the Company decided to sell MTL Petrolink Corp. In its allocation of the purchase price of MTC, the Company made no effort to separately determine the fair value of MTL Petrolink Corp. The Company recorded the excess of the sales price, net of selling costs, over the net asset value of MTL Petrolink Corp. as a purchase price adjustment resulting in a reduction to goodwill in the amount of $3,345.

     The following unaudited pro forma results of operations for the years ended December 31, 2002, 2001 and 2000, are presented as if the purchase of MTC and subsequent sale of MTL Petrolink Corp. had been

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

completed on January 1, 2000. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and MTC, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                         2002       2001       2000
                                                       --------   --------   --------
Operating revenues...................................  $955,134   $928,248   $929,475
Net income...........................................    17,770     13,219     18,480
Basic earnings per common share......................  $ 118.40   $  83.65   $ 121.72
Diluted earnings per common share....................    108.95      79.82     111.68

     In October 2002, the Company purchased the assets of a transportation services provider which is included in the Liner Services business segment. The purchase price was $2,986 and consisted of the following:

Accounts receivable.........................................   $  861
Property and equipment......................................       99
Non-compete agreement.......................................    2,026
                                                               ------
                                                               $2,986
                                                               ======

NOTE 3 -- RECEIVABLES

     Receivables consist of the following at December 31, 2002 and 2001:

                                                                2002       2001
                                                              --------   --------
Trade receivables...........................................  $128,132   $123,383
  Less allowance for doubtful accounts......................    (6,423)    (7,369)
                                                              --------   --------
Trade receivables, net......................................   121,709    116,014
Other receivables...........................................    28,097     20,658
  Less allowance for doubtful accounts......................    (2,460)    (2,707)
                                                              --------   --------
Other receivables, net......................................    25,637     17,951
                                                              --------   --------
                                                              $147,346   $133,965
                                                              ========   ========

     Other receivables include insurance claims receivable from third party reinsurance companies, tax claims receivables, pollution claims receivables, maintenance and repair receivables from third party shipping companies and miscellaneous receivables from customers for drayage, terminal use, purchased transportation and wharfage.

NOTE 4 -- RECEIVABLE FROM RELATED PARTY

     The Company has entered into a Split Dollar Life Insurance Agreement ("Agreement") with the Company's Chairman of the Board, Chief Executive Officer, President and principal shareholder (the "Employee") whereby the Company pays the premiums on certain life insurance policies ("Policies"). Upon death of the insureds, the Company will receive the total paid for premiums under the policies, net of certain payments made by or on behalf of the Employee. If the Company and insureds terminate the Agreement, the Company will be paid an amount equal to the lesser of the Policy cash surrender value or the amounts of

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

premiums paid by the Company reduced by certain payments made by or on behalf of the Employee. The Company has accounted for this receivable at the lower of the net premium payments made or the cash surrender value of the Policies. The receivable is non-interest bearing and is stated at the amount the Company is entitled to receive under the agreement. Net premiums paid in 2002, 2001, and 2000 were $2,700, $2,979, and $2,999, respectively.

NOTE 5 -- INTANGIBLES

     The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2002 are as follows:

                                                         GROSS                      NET
                                                        CARRYING   ACCUMULATED     BOOK
                                                         AMOUNT    AMORTIZATION    VALUE
                                                        --------   ------------   -------
Deferred loan costs...................................  $15,549       $3,663      $11,886
Non-compete agreement.................................    2,026          101        1,925
Other.................................................      400           --          400
                                                        -------       ------      -------
                                                        $17,975       $3,764      $14,211
                                                        =======       ======      =======

     Amortization expense recorded on the intangible assets for the years ended December 31, 2002, 2001, and 2000 was $2,147, $1,268, and $421, respectively.
The amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ended December 31:
2003........................................................  $1,364
2004........................................................   1,297
2005........................................................   1,214
2006........................................................   1,188
2007........................................................   1,041

NOTE 6 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2002 and 2001:

                                                                 2002         2001
                                                              ----------   ----------
Floating equipment..........................................  $  865,092   $  747,928
Other operating equipment...................................     121,574      118,137
Buildings, leasehold improvements and other.................      83,076       86,188
Construction in progress....................................      38,529       82,529
                                                              ----------   ----------
                                                               1,108,271    1,034,782
Less accumulated depreciation and amortization..............    (556,933)    (520,727)
                                                              ----------   ----------
                                                                 551,338      514,055
Restricted cash and cash equivalents........................       1,557           --
                                                              ----------   ----------
Total property and equipment................................  $  552,895   $  514,055
                                                              ==========   ==========

     Restricted cash and cash equivalents included in property and equipment represent funds restricted by lenders for the future purchase of property and equipment. Depreciation and amortization of property and

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

equipment was $48,078, $47,315, and $37,360 for the years ended December 31, 2002, 2001, and 2000, respectively.

     Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest of $4,489, $1,584, and $944 was capitalized in 2002, 2001, and 2000, respectively.

NOTE 7 -- ASSET CHARGES (RECOVERIES), NET

     The components of asset charges (recoveries), net for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                          2002      2001       2000
                                                         -------   -------   --------
Gain on involuntary conversion.........................  $(3,897)  $    --   $     --
Impairment charge on vessels...........................    5,487       484         --
Gain on asset sales....................................   (1,386)   (5,331)   (10,664)
                                                         -------   -------   --------
                                                         $   204   $(4,847)  $(10,664)
                                                         =======   =======   ========

     In July 2002, a fire occurred in the engine room of one of the Company's tankers. As a result of the fire, the extensive damages caused by it and the short remaining useful life of the vessel, management decided not to repair the vessel. The Company has received insurance proceeds based upon the damage to the vessel caused by the fire. The net book value of the vessel was $2,009. Accordingly, the Company has recognized a gain net of incurred costs from involuntary conversion of $3,897.

     The Company has certain vessels it has designated as surplus and has implemented a plan of disposal. The Company evaluated the recoverability of its carrying value of these vessels and as a result recorded a write down of $5,487 and $484 in 2002 and 2001, respectively. No write downs were recorded in 2000. The net book value of these vessels at December 31, 2002 is $6,410.

NOTE 8 -- LEASES AND LEASE COMMITMENTS

     The Company leases and subleases vessels on both a time charter and bareboat charter basis, as well as terminals, office facilities, and operating equipment.

     Future minimum annual rental payments and receipts required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002 are summarized as follows:

                                                              PAYMENTS   RECEIPTS
                                                              --------   --------
2003........................................................  $ 57,797   $101,478
2004........................................................    48,802    103,522
2005........................................................    47,917     82,785
2006........................................................    30,122     35,634
2007........................................................    19,829     11,187
Thereafter..................................................    54,308     15,418
                                                              --------   --------
                                                              $258,775   $350,024
                                                              ========   ========

     Total rental expense for all leases, including short-term leases, was approximately $148,000, $174,000, and $106,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Certain lease agreements contain restrictive covenants which require the maintenance of minimum amounts of net worth. Furthermore, a vessel with a net book value of $10,781 at December 31, 2002 has been pledged as collateral on certain equipment leases.

     In January 1997, MTC entered into a transaction with an unconsolidated special purpose entity ("SPE") for the sale/leaseback of a vessel that MTC leased to a third party on a bareboat charter. MTC received a total of approximately $40,000 in cash and a note receivable for $9,000 in exchange for the sale/leaseback and a pledge against the charter. MTC has recorded the note at its estimated net realizable value of $3,000. Subsequently, MTC negotiated charter arrangements for the vessel with periods that extend through November 2006 and subsequently received approximately $25,000 from the SPE which has been accounted for as debt with a balance of $14,395 at December 31, 2002. MTC does not guarantee the debt of the SPE totaling approximately $25,000 at December 31, 2002. MTC has an option to purchase the vessel at fair market value, exercisable after the underlying debt has been repaid in January 2006. The future minimum annual lease payments under this leasing arrangement are included in the amounts presented above. The Company has no exposure to loss as a result of its involvement with the SPE as of December 31, 2002.

NOTE 9 -- LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2002 and 2001:

                                                                2002       2001
                                                              --------   --------
United States Government-guaranteed ship-financing bonds and notes (Title XI), collateralized by vessels with a net
  book value of $329,104 at December 31, 2002, bearing
  interest from 4.96% to 8.125%, payable in installments
  through 2025..............................................  $220,770   $167,177
Debt collateralized by vessels with a net book value of
  $80,311 at December 31, 2002, bearing interest from 2.67%
  to 6.54%, payable in installments through 2008............    46,194     39,552
Debt collateralized by containers and chassis with a net
  book value of $13,797 at December 31, 2002, bearing
  interest from 6.85% to 9.87%, payable in installments
  through 2004..............................................     4,780      8,715
Industrial revenue bonds, with variable interest rates of
  1.09% to 1.35% at December 31, 2002, principal balance of
  $10,200 payable in installments beginning in 2006 through
  2013, and $4,000 payable in 2014..........................    14,200     14,200
Note payable, bearing interest at 8.35%, payable in
  installments through January 2006.........................    14,395     18,324
Revolving Credit Agreement collateralized by vessels with a
  net book value of $63,794 at December 31, 2002, bearing
  interest of 2.94% at December 31, 2002 based on LIBOR plus
  1.5%......................................................    25,000         --
Other.......................................................        37        112
                                                              --------   --------
                                                               325,376    248,080
Less current portion........................................   (29,357)   (24,063)
                                                              --------   --------
                                                              $296,019   $224,017
                                                              ========   ========

     The Company's $115,000 Amended and Restated Credit Agreement (the "Revolving Credit Agreement") expires October 2004. Borrowing rates are based on either Eurodollar or Bank Base rates. Borrowings outstanding under the Revolving Credit Agreement was $25,000 at December 31, 2002. Outstanding letters of

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

credit totaled $32,059 at December 31, 2002, leaving additional borrowing capacity of $57,941 under the Revolving Credit Agreement.

     On May 29, 2002, the Company hedged a portion of its interest rate exposure on certain Title XI borrowings in the above table by entering into a rate lock agreement, which has the effect of locking the underlying benchmark rate on the permanent financing for certain constructed vessels at 5.45%. The rate lock agreement is designated as a cash flow hedge; therefore, the changes in fair value, to the extent the rate lock agreement is effective, is recognized in other comprehensive income (loss) until the debt is funded. Subsequent to funding, the amount recorded in other comprehensive income (loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The rate lock matured on January 16, 2003 and resulted in a payment of $7,967. The Company has not reclassified any amounts into interest expense during the year ended December 31, 2002. The Company estimates that $567 will be reclassified into interest expense during 2003.

     On April 17, 2002 the Company refinanced the $10,200 New Jersey Industrial Revenue Bonds issued by the New Jersey Economic Development Authority for which the Company is the obligor. The new bonds are variable rate instruments which mature in 2013. The Company makes semi-annual interest payments with annual principal payments of $1,100 beginning April 1, 2006 through April 1, 2012 and a balloon principal payment of $2,500 on April 1, 2013.

     Pursuant to a joint venture agreement, the Company and Stolt-Nielsen S.A. ("Stolt") severally guarantee Title XI debt of $13,304 at December 31, 2002, with the Company providing a 75% guaranty and Stolt providing a 25% guaranty. The amount of these guarantees at December 31, 2002 is $9,978 and $3,326, respectively. Occidental Petroleum Corporation also provides a reducing guaranty of bareboat hire payments to fund debt service payments, in an amount originally up to $6,000 in favor of the United States of America. The amount of the guaranty at December 31, 2002 is $5,424. The Company's Marketable Securities and Cash held in the Capital Construction Fund in Other Assets, with a balance of $4,874 at December 31, 2002, has also been pledged as security for the Title XI debt and may, under certain circumstances, be employed to reduce the outstanding principal amount.

     The Company's financing agreements contain restrictive covenants which require, among other things: maintenance of a net debt (as defined in such agreements) to stockholders' equity ratio which shall not exceed 2.5 to 1 and reduction of debt with the proceeds derived from the sale of any vessels. The covenants provide for a maximum net debt (as defined in such agreements) to earnings before interest, taxes, depreciation and amortization ratio not to exceed 6.5 to 1 in 2002 and 6.0 to 1 in 2003 and 2004. The Company is limited to the payment of $4,000 in preferred stock dividends at December 31, 2002. The Company was limited to $60,000 of capital expenditures for a calendar year, not including amounts expended for its articulated tug/barge units, which are limited to total expenditures of $210,000. The Company is prohibited from repurchasing shares of any class of capital stock or declaring and paying any dividend. However, the Company may repurchase common stock from employee stock ownership plans, pay dividends and redeem Redeemable Preferred Stock -- Class B in any twelve-month period up to a combined total of $10,000. At December 31, 2002, the Company was in compliance with all covenants under its financing and leasing arrangements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Annual scheduled payments for long-term debt as of December 31, 2002 are as follows:

2003........................................................  $ 29,357
2004........................................................    48,989
2005........................................................    24,357
2006........................................................    20,332
2007........................................................    16,498
Thereafter..................................................   185,843
                                                              --------
                                                              $325,376
                                                              ========

     Total interest expense for the years ended December 31, 2002, 2001, and 2000 was $19,971, $17,258, and $12,782, respectively.

NOTE 10 -- INCOME TAXES

     The income tax provision on income from continuing operations includes the following for the years ended December 31, 2002, 2001, and 2000:

                                                             2002     2001     2000
                                                            ------   ------   -------
Current:
  Federal.................................................  $2,991   $4,836   $ 2,994
  State...................................................   1,660    1,038        46
  Foreign.................................................   1,682    1,920     2,287
                                                            ------   ------   -------
     Total current........................................   6,333    7,794     5,327
                                                            ------   ------   -------
Deferred:
  Federal.................................................   1,259    1,848     7,067
  State...................................................     108      158       606
                                                            ------   ------   -------
     Total deferred.......................................   1,367    2,006     7,673
                                                            ------   ------   -------
                                                            $7,700   $9,800   $13,000
                                                            ======   ======   =======

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     A reconciliation of the federal statutory income tax rate for 2002, 2001, and 2000 of 35%, and the provision for federal, foreign, and state taxes on income is as follows for the years ended December 31, 2002, 2001, and 2000:

                                                           2002      2001      2000
                                                          -------   -------   -------
Federal income tax on income at the statutory rate of
  35%...................................................  $ 8,740   $10,458   $11,638
Excess of book over tax depreciation on assets
  constructed with CCF..................................      668     1,238     2,699
State and foreign income tax less federal income tax
  benefit...............................................     (449)      853     1,161
Goodwill amortization...................................       --       808        --
Valuation allowance on foreign tax credit
  carryforwards.........................................       --    (1,739)   (1,733)
Nondeductible expenses..................................      888     1,008        35
Net change in tax reserves..............................   (1,666)   (2,826)     (800)
Federal tax benefit of state tax settlement.............     (630)       --        --
Other...................................................      149        --        --
                                                          -------   -------   -------
                                                          $ 7,700   $ 9,800   $13,000
                                                          =======   =======   =======

     The net deferred income tax assets (liabilities), both current and noncurrent, result from the tax effects of the following temporary differences at December 31, 2002 and 2001:

                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
  Non-deductible reserves...................................  $ 20,997   $ 19,546
  Foreign subsidiaries......................................     4,481      3,344
  Foreign currency translation adjustment...................       831         --
  Treasury lock agreement...................................     3,166         --
  Tax credits...............................................     2,996     12,081
                                                              --------   --------
                                                                32,471     34,971
  Valuation allowance.......................................        --       (822)
                                                              --------   --------
                                                                32,471     34,149
                                                              --------   --------
Deferred tax liabilities:
  Excess of book over tax basis of depreciable assets.......   (95,236)   (94,322)
  Other.....................................................    (3,525)    (4,712)
                                                              --------   --------
                                                               (98,761)   (99,034)
                                                              --------   --------
  Net deferred tax liability................................   (66,290)   (64,885)
  Current portion -- asset (liability)......................    10,480     (2,500)
                                                              --------   --------
                                                              $(76,770)  $(62,385)
                                                              ========   ========

     Under its agreement with the U.S. Government, the Company is allowed to make deposits to the Capital Construction Fund ("CCF") of earnings and gains from qualified operations without payment of federal taxes. CCF cash and marketable securities are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration for use of

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

these funds. Any withdrawals of funds for purposes other than those permitted will result in a taxable event, equivalent to the statutory tax rate. Taxes on CCF deposits and earnings made prior to January 1, 1993 are being recognized over the remaining lives of the assets purchased with qualified CCF withdrawals. At December 31, 2002, 2001, and 2000, the difference between the book and tax basis of assets as a result of these past deposits for which the Company has not provided taxes, is approximately $19,000, $21,000, and $24,000, respectively.

     The Company has alternative minimum tax credit carryforwards of approximately $8,262, which have no expiration date, available to offset future federal taxes.

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of financial instruments have been determined by the Company using available market information and valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. In addition, costs of refinancing and/or prepayment penalties have not been considered. Accordingly, the estimates presented are not indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amount.

     The methods and assumptions used to estimate the fair value of each class of financial instruments, which potentially subject the Company to concentrations of credit risk, are set forth below:

     - Cash and cash equivalents, marketable securities, and cash held in the Capital Construction Fund -- The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The carrying amounts reported in the Consolidated Balance Sheet for these items approximate fair value at December 31, 2002 and 2001.

     - Trade receivables -- Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many diverse industries and geographies. The carrying amounts reported in the Consolidated Balance Sheet for trade receivables approximate fair value at December 31, 2002 and 2001.

     - Long-term debt -- Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2002, the estimated fair value of the Company's debt, with a carrying value of $325,376, is $347,250. At December 31, 2001, the estimated fair value of the Company's debt, with a carrying value of $248,080, was $249,760.

     - Rate lock agreements -- Valuations of rate lock agreements are based on quoted market values. The Company's rate lock agreement is recorded at fair value of $8,974 at December 31, 2002.

NOTE 12 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Dividends on preferred class A convertible stock are cumulative at 5% per annum, payable annually on July 1st. Cumulative dividends in arrears bear interest at a rate determined by the Board of Directors between 8% and 12%, inclusive, compounded annually. There are no dividends in arrears at December 31, 2002. These shares, together with unpaid cumulative dividends and interest, if any, are convertible to common stock at a conversion price of $1,200 per share, subject to specified anti-dilution adjustments. Shares may be redeemed, at the Company's option, for $100 per share plus unpaid cumulative dividends and interest.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

EARNINGS PER COMMON SHARE

     The computations of the numerator and denominator for calculating basic and diluted earnings per common share for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Numerator:
  Net income.........................................  $ 17,272   $ 20,081   $ 20,253
  Less preferred dividends...........................    (1,666)    (1,849)    (2,031)
                                                       --------   --------   --------
  Net income for basic earnings per common share.....    15,606     18,232     18,222
  Plus dividends on convertible preferred stock......     1,575      1,575      1,575
                                                       --------   --------   --------
  Net income for diluted earnings per common share...  $ 17,181   $ 19,807   $ 19,797
                                                       ========   ========   ========
Denominator:
  Basic weighted average shares......................   136,010    135,920    135,132
  Effect of dilutive securities -- Convertible
     preferred stock.................................    26,250     26,250     26,250
                                                       --------   --------   --------
  Diluted weighted average shares....................   162,260    162,170    161,382
                                                       ========   ========   ========

NOTE 13 -- EMPLOYEE BENEFIT PLANS

     The Company contributes to Company and multi-employer pension plans covering substantially all employees. The Company sponsors the Crowley Retirement Income System Plan (the "CRISP"). The CRISP is a profit sharing plan designed to provide eligible employees with retirement, death and disability benefits. The Company contributes 3% of eligible earnings to participants' accounts and matches 50% of employee contributions up to 6%.

     The Company has a deferred compensation plan for which the participants and annual contributions, if any, are determined by the Board of Directors. Participants become fully vested five years after entering the plan, upon attaining age 65, upon death or if the Company meets certain operating income targets. Funds may be distributed, at the participant's election, at the end of the five years, at attainment of age 65 or upon retirement or death. Contributions are placed in an irrevocable trust available only to the participants and the Company's creditors, and the individual accounts are invested at the participant's election.

     The Company also sponsors the Retirement Stock Plan ("RSP"). Contributions to the RSP are made by the Company based on an annual determination made by the Board of Directors. If stock is contributed, the stock is valued at the stock's non-marketable fair value, as determined by an independent appraisal. The RSP purchased 2,010 shares of stock in 2001. At December 31, 2002, 2001, and 2000, the plan held 9,482, 9,572, and 7,626 shares of common stock, respectively. Vesting occurs upon completion of five years of credited service or upon the attainment of age 65, disability retirement or death. In the event of termination prior to becoming vested, the participant's account balance is forfeited and reallocated to active participants. Vested participants are eligible for immediate distribution of benefits upon death, disability retirement or normal retirement. All other vested participants are eligible for distribution of benefits, in the form of Crowley stock, in the third calendar year following termination of employment. The Company has the right to acquire stock after distribution at the stock's non-marketable fair value, as determined by an independent appraisal.

     The Company also sponsors the Stock Savings Plan ("SSP"), an employee stock ownership plan which holds 5,069 shares of common stock at December 31, 2002, all of which are fully vested. Participants in this plan have the option to sell their stock to the Company at the common stock's marketable fair value, as

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

determined by an independent appraisal, upon retirement, death or after a break in service. No contributions were made during the years ended December 31, 2002, 2001, and 2000.

     Pursuant to collective bargaining agreements with labor unions representing the Company's sea-going personnel, contributions are also made to various defined benefit and defined contribution pension and welfare plans, including some multi-employer plans, in accordance with their terms.

     Expenses included in operations under the Company's benefit plans are as follows for the years ended December 31, 2002, 2001 and 2000:

                                                           2002      2001      2000
                                                          -------   -------   -------
Company benefit plans...................................  $ 4,473   $ 4,341   $ 5,710
Multi-employer plans....................................   10,081     9,478     9,189
                                                          -------   -------   -------
                                                          $14,554   $13,819   $14,899
                                                          =======   =======   =======

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

     The Company is subject to various foreign and domestic legal and regulatory rules and certain proceedings arising therefrom in the conduct of normal business activities. In the opinion of management, resolution of these matters will not have a material adverse or beneficial effect on the Company's consolidated financial condition or results of operations.

     During 2002, the Company reached an agreement with its insurance underwriters to settle all costs incurred to date and any future costs related to environmental remediation resulting from occurrences prior to 1986. The amount of the settlement was $5,324, net of unrecoverable amounts due to the insolvency of certain underwriters, and is recorded in Other Receivables at December 31, 2002. In conjunction with this settlement the Company increased its estimated liabilities $3,095 for any remaining environmental remediation. That resulted in the Company recognizing $2,229 as a reduction to claims expense in the current year.

     The Company is currently a defendant with respect to approximately 15,000 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands, and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge Charles R. Weiner, subject to reinstatement in the future. At present it is not known how long the process will require. It is not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is unsuccessful, upon reinstatement, the cases should be remanded to the Ohio, Michigan, and New Jersey courts.

     The Company is also party to numerous long-term contracts for shipment of goods for other parties. Several of these contracts include clauses under which contract prices may change if certain economic events occur, primarily increases or decreases in certain components of vessel operating costs. These contracts are subject to audit by the cargo owners. Management has estimated the applicable amount of revenue to record for these contracts and, although it is at least reasonably possible that contract prices will change in the near term, management believes that it has accounted for these contracts appropriately. It is management's opinion

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

that adjustments, if any, will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

     Contractual commitments for the completion of construction of 3 vessels, the construction of a tank farm and software maintenance agreements totaling approximately $13,960 have been signed. Payments of approximately $1,276 have been made through December 31, 2002.

NOTE 15 -- ADDITIONAL CASH FLOW INFORMATION

     Interest paid, net of amounts capitalized, and income tax payments for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Interest................................................  $12,328   $13,514   $ 9,577
Income taxes............................................   10,680     1,405    12,061

NOTE 16 -- DISCONTINUED OPERATIONS

     On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. Related to the sale, the Company adopted a strategy to exit operations of several other South America operations. During 2001, the Company sold certain surplus equipment remaining from the sale of its South America operations. Proceeds from the sale were $4,000.

     The total proceeds from these sales transactions were approximately $103,500 of which $8,200, $54,700 and $39,600 was collected in 2001, 2000 and
1999, respectively. The remaining balance of $1,000 is a note receivable that will be collected over a 5-year period ending in 2006.

     The components of liabilities of discontinued operations included in the Company's Consolidated Balance Sheets at December 31, 2002 and 2001 are as follows:

                                                               2002     2001
                                                              ------   -------
Accounts payable and accrued liabilities....................  $3,504   $ 2,978
Other long-term liabilities.................................   6,398     8,587
                                                              ------   -------
Total liabilities of discontinued operations................  $9,902   $11,565
                                                              ======   =======

NOTE 17 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

SEGMENT INFORMATION

     Segment information has been prepared in accordance with Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on the types of services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating revenue, intersegment revenue, and operating income. The Company accounts for intersegment revenue and transfers at cost.

     The Company provides diversified transportation services in domestic and international markets by means of six operating segments: Puerto Rico and Caribbean Liner Service; Latin America Liner Service; Crowley Logistics; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Company has aggregated Puerto Rico and Caribbean Liner Service, Latin America Liner Service and Crowley Logistics into one reportable segment called Liner Services. These operating segments are aggregated based on their long-term financial performance, their products and services and their class of customers being similar.

     Liner Services provides ocean transportation services for the carriage of cargo between two geographic areas: (1) ports in the United States and ports in Puerto Rico and certain eastern Caribbean islands; and (2) ports in the United States and ports in Mexico, Central America, the Northern Coast of South America and certain Western Caribbean islands. The Liner Services segment provides a broad range of transportation services including the carriage of containers, trailers, vehicles and oversized cargo known as "NIT service", cargo on a door-to-door basis known as "intermodal service", logistics, warehousing and distribution services, special cargo handling, including the carriage of apparel, refrigerated or perishable goods and hazardous materials, and vessel management services for third parties including the United States Government. The Liner Services Segment also provides minor sub-assembly services to one or more of its customers.

     Ship Assist and Escort Services segment provides ship assist, tanker escort, docking and related services, and fire fighting and oil spill response through contracts of affreightment, and voyage, time and bareboat charters for periods ranging from a single voyage to long-term arrangements.

     Oil and Chemical Distribution and Transportation Services segment owns or leases numerous vessels used for the carriage of crude oil, petroleum products and chemicals. This segment also owns and operates three tank farms and provides vessel management services to third parties for which it receives fees.

     Energy and Marine Services segment provides specialized services to companies engaged, on a worldwide basis, in the exploration, production and distribution of oil and gas. These services are traditionally provided through specialized marine transportation projects which use assets either owned by the Company or chartered from the world market as needed. This segment also offers turnkey project management for major infrastructure projects as well as logistics and inventory control services for the oil and gas industry.

     Other segment includes corporate services. Corporate services provides accounting, legal, human resources, information technology, purchasing support, insurance services and vessel acquisition to the Company's operating segments and allocates 100% of their associated costs to the operating segments. Asset charges (recoveries) are allocated to the segment that used the asset.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The table below summarizes certain financial information of the Company's segments and reconciles such information to the consolidated financial statements for the years ended December 31, 2002, 2001, and 2000. The Company does not segregate assets or expenditures to long lived assets by reporting segment; therefore these amounts are reported in Other. Additionally, the Company does not allocate interest expense, interest income or income taxes to operating segments. Accordingly, such amounts are included in Other.

                                                    OIL AND
                                        SHIP        CHEMICAL
                                       ASSIST     DISTRIBUTION     ENERGY
                                        AND           AND           AND
                            LINER      ESCORT    TRANSPORTATION    MARINE     SEGMENT                              CONSOLIDATED
                           SERVICES   SERVICES      SERVICES      SERVICES     TOTAL       OTHER     ELIMINATION      TOTAL
                           --------   --------   --------------   --------   ----------   --------   -----------   ------------
2002(1)
Operating revenues.......  $535,440   $70,504       $283,383      $88,577    $  977,904         --           --     $  977,904
Intersegment revenues....        --     1,159             --       28,983        30,142   $ 92,959    $(123,101)            --
Depreciation and
  amortization...........     7,888        36         20,176       11,487        39,587     15,171           --         54,758
Operating income
  (loss).................    16,555    13,637          6,682        2,086        38,960         --           --         38,960
Assets...................                                                            --    883,294                     883,294
Total expenditures for
  additions to long-lived
  assets.................                                                            --     96,933                      96,933
2001(2)
Operating revenues.......  $500,808   $71,313       $353,004      $75,458    $1,000,583         --           --     $1,000,583
Intersegment revenues....     1,294     1,735             --       26,956        29,985   $ 80,527    $(110,512)            --
Depreciation and
  amortization...........     7,496        36         18,871       12,782        39,185     12,645           --         51,830
Operating income
  (loss).................    (1,689)   11,109         33,373         (836)       41,957         --           --         41,957
Assets...................                                                            --    803,866                     803,866
Total expenditures for
  additions to long-lived
  assets.................                                                            --    108,216                     108,216
2000
Operating revenues.......  $490,588   $71,423       $145,664      $91,238    $  798,913         --           --     $  798,913
Intersegment revenues....     1,085     1,381             --       29,000        31,466   $ 79,012    $(110,478)            --
Depreciation and
  amortization...........     9,083        31          4,056       14,731        27,901     10,786           --         38,687
Operating income
  (loss).................        76    12,445         18,585        9,712        40,818         --           --         40,818
Assets...................                                                            --    690,520                     690,520
Total expenditures for
  additions to long-lived
  assets.................                                                            --     42,967                      42,967

---------------

(1) MTL Petrolink Corp. was sold on May 15, 2002, as discussed in Note 2.

(2) Marine Transport Corporation was purchased on February 7, 2001, as discussed in Note 2.

GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the ocean transportation of the carriage of cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material for disclosure.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Operating revenue from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                      UNITED    ALL FOREIGN   CONSOLIDATED
                                                      STATES     COUNTRIES       TOTAL
                                                     --------   -----------   ------------
2002
Operating revenues.................................  $862,204    $115,700      $  977,904
Property and equipment, net........................   546,854       6,041         552,895
2001
Operating revenues.................................  $893,372    $107,211      $1,000,583
Property and equipment, net........................   505,659       8,396         514,055
2000
Operating revenues.................................  $692,246    $106,667      $  798,913
Property and equipment, net........................   391,793       8,635         400,428

NOTE 18 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summary data relating to the results of operations for each quarter of the years ended December 31, 2002 and 2001 follows:

                                                           QUARTER ENDED
                                             -----------------------------------------
                                             MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                             --------   --------   --------   --------
2002(1)
Operating revenues.........................  $226,472   $237,636   $275,062   $238,734
Operating income (loss)(3).................      (984)    (1,884)    29,472     12,356
Net income (loss)..........................    (2,711)    (2,930)    16,056      6,857
Basic earnings (loss) per common share.....  $ (23.14)  $ (24.77)  $ 115.19   $  47.57
Diluted earnings (loss) per common share...    (23.14)    (24.77)     98.97      42.29
2001(2)
Operating revenues.........................  $221,110   $248,493   $285,025   $245,955
Operating income(3)........................     7,024      7,165     21,487      6,281
Net income.................................     2,410      2,372     12,193      3,106
Basic earnings per common share............  $  14.28   $  13.83   $  86.29   $  19.58
Diluted earnings per common share..........     14.28      13.83      74.77      18.84

---------------

(1) MTL Petrolink Corp. was sold on May 15, 2002 as disclosed in Note 2.

(2) Marine Transport Corporation was acquired on February 7, 2001 as disclosed in Note 2.

(3) During 2002, the Company adopted Statement of Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has reclassified the gain (loss) on asset disposition, net for the first three quarters of 2002 and all four quarters of 2001 to operating income (loss).

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                           BALANCE AT   CHARGED TO               RECOVERIES,   BALANCE AT
                                           BEGINNING    COSTS AND      OTHER     DEDUCTIONS       END
YEAR                                        OF YEAR      EXPENSES    ADDITIONS   CHARGEOFFS     OF YEAR
----                                       ----------   ----------   ---------   -----------   ----------
2000.....................................    $9,471       $2,770         --        $(3,509)     $ 8,732
2001.....................................     8,732        2,653       $707(1)      (2,016)      10,076
2002.....................................    10,076        4,448        (93)(2)     (5,548)       8,883

---------------

(1) Represents the allowance for doubtful accounts acquired through the acquisition of Marine Transport Corporation.

(2) Represents the allowance for doubtful accounts disposed of through the sale of MTL Petrolink Corp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information concerning directors of the Company appears in the 2003 Proxy Statement, under "Compensation of Directors." This portion of the 2003 Proxy Statement is incorporated herein by reference.

     (b) For information with respect to Executive Officers, see "Item 1. Business -- Executive Officers of the Registrant" of this Form 10-K.

     (c) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the 2003 Proxy Statement, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the 2003 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the 2003 Proxy Statement under the heading "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is hereby incorporated by reference from the 2003 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from the 2003 Proxy Statement under the heading "Certain Relationships and Related Transactions".

ITEM 14.  CONTROLS AND PROCEDURES

     The Company's management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Vice President, Tax and Audit), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the

Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1.  Consolidated financial statements. See Table of Contents to "Item
              8. Financial Statements and Supplementary Data" on page 39.

          2. Consolidated financial statement schedules. See Table of Contents to "Item 8. Financial Statements and Supplementary Data" on page 39.

          3.  Exhibits.

           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
            2.1      Acquisition Agreement for MTL Petrolink Corp. by and among
                     Marine Transport Corporation, as Seller, American Eagle
                     Tankers Inc. Limited, as Buyer, and Crowley Maritime
                     Corporation, as Guarantor, dated April 29, 2002**
            3.1      Certificate of Amendment of Restated Certificate of
                     Incorporation of Crowley Maritime Corporation*
            3.2      Certificate of Amendment of Restated Certificate of
                     Incorporation of Crowley Maritime Corporation*
            3.3      Restated Certificate of Incorporation of Crowley Maritime
                     Corporation*
            3.4      Restated By-Laws of Crowley Maritime Corporation*
            4.1      Form of Common Stock certificate*
           10.1      $115,000,000 Amended and Restated Credit Agreement*
           10.2      Crowley Maritime Corporation Deferred Compensation Plan as
                     amended and restated*#
           10.3      Crowley Maritime Corporation Deferred Compensation Plan
                     Trust Agreement as amended*#
           10.4      Crowley Maritime Corporation 2001 Management Incentive
                     Plan*#
           10.5      Individual Executive Benefit Agreement between Crowley
                     Maritime Corporation and James B. Rettig*#
           10.6      Split Dollar Life Insurance Agreement between Crowley
                     Maritime Corporation and Thomas B. Crowley, Jr. dated as of
                     April 1, 1992*#
           10.7      Amendment to Split Dollar Life Insurance Agreement between
                     Crowley Maritime Corporation and Thomas B. Crowley, Jr.
                     dated as of May 1, 1995*#

           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
           10.8      Second Amendment to Split Dollar Life Insurance Agreement
                     between Crowley Maritime Corporation and Thomas B. Crowley,
                     Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
                     Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
                     Crowley, Jr., as trustor and as trustee, dated as of July
                     20, 1998*#

           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
           10.9      Split Dollar Life Insurance Agreement (1035 Exchange Policy)
                     between Crowley Maritime Corporation and Thomas B. Crowley,
                     Jr. dated as of July 20, 1998*#
           10.10     Split Dollar Life Insurance Agreement (New Policies) between
                     Crowley Maritime Corporation and Thomas B. Crowley, Jr.
                     dated as of July 20, 1998*#
           10.11     Split Dollar Life Insurance Agreement between Crowley
                     Maritime Corporation, Thomas B. Crowley, Jr. and Christine
                     S. Crowley, as Distributing Trustee of the 1998 Crowley
                     Family Generation -- Skipping Trust u/t/d dtd/ November 12,
                     1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998*#
           10.12     Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement***
           11        Statement regarding computation of per share earnings
                     (incorporated herein by reference to Note 12 to the Crowley
                     Maritime Corporation Consolidated Financial Statements in
                     "Item 8. Financial Statements and Supplementary Data" of
                     this Registration Statement)
           21        List of all Subsidiaries
           99.1      Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350
           99.2      Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350

         ------------------------

           * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

          ** Incorporated by reference to the indicated exhibit to Amendment No.
             1 of the Company's Registration Statement on Form 10 filed June 4, 2002.

         *** Incorporated by reference to the indicated exhibit to the Company's
             Form 10-Q for the quarter ended June 30, 2002.

          # Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROWLEY MARITIME CORPORATION

                                          By:  /s/ THOMAS B. CROWLEY, JR.
                                            ------------------------------------
                                                   Thomas B. Crowley, Jr.
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

Date: March 19, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By:  /s/ THOMAS B. CROWLEY, JR.
                                            ------------------------------------
                                                   Thomas B. Crowley, Jr.
                                            Chairman of the Board, President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 19, 2003

                                          By:    /s/ RICHARD L. SWINTON
                                            ------------------------------------
                                                     Richard L. Swinton
                                               Vice President, Tax and Audit
                                               (Principal Financial Officer)

Date: March 19, 2003

                                          By:    /s/ WILLIAM A. PENNELLA
                                            ------------------------------------
                                                    William A. Pennella
                                               Vice Chairman of the Board and
                                                  Executive Vice President

Date: March 19, 2003

                                          By:      /s/ PHILIP E. BOWLES
                                              ----------------------------------
                                                      Philip E. Bowles
                                                          Director

Date: March 19, 2003

                                          By:     /s/ MOLLY M. CROWLEY
                                            ------------------------------------
                                                      Molly M. Crowley
                                                          Director

Date: March 19, 2003

                                          By:      /s/ GARY L. DEPOLO
                                            ------------------------------------
                                                       Gary L. Depolo
                                                          Director

Date: March 19, 2003

                                          By:      /s/ EARL T. KIVETT
                                            ------------------------------------
                                                       Earl T. Kivett
                                                          Director

Date: March 19, 2003

                                          By:     /s/ LELAND S. PRUSSIA
                                            ------------------------------------
                                                     Leland S. Prussia
                                                          Director

Date: March 19, 2003

                                          By:       /s/ JAMES B. RETTIG
                                              ----------------------------------
                                                      James B. Rettig
                                                          Director

Date: March 19, 2003

                                          By:   /s/ CAMERON W. WOLFE, JR
                                            ------------------------------------
                                                    Cameron W. Wolfe, Jr
                                                          Director

Date: March 19, 2003

EXHIBIT                          EXHIBIT INDEX
NUMBER                            DESCRIPTION
-------                           -----------
     2.1  Acquisition Agreement for MTL Petrolink Corp. by and among
          Marine Transport Corporation, as Seller, American Eagle
          Tankers Inc. Limited, as Buyer, and Crowley Maritime
          Corporation, as Guarantor, dated April 29, 2002**
     3.1  Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation*
     3.2  Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation*
     3.3  Restated Certificate of Incorporation of Crowley Maritime
          Corporation*
     3.4  Restated By-Laws of Crowley Maritime Corporation*
     4.1  Form of Common Stock certificate*
    10.1  $115,000,000 Amended and Restated Credit Agreement*
    10.2  Crowley Maritime Corporation Deferred Compensation Plan as
          amended and restated*#
    10.3  Crowley Maritime Corporation Deferred Compensation Plan
          Trust Agreement as amended*#
    10.4  Crowley Maritime Corporation 2001 Management Incentive
          Plan*#
    10.5  Individual Executive Benefit Agreement between Crowley
          Maritime Corporation and James B. Rettig*#
    10.6  Split Dollar Life Insurance Agreement between Crowley
          Maritime Corporation and Thomas B. Crowley, Jr. dated as of
          April 1, 1992*#
    10.7  Amendment to Split Dollar Life Insurance Agreement between
          Crowley Maritime Corporation and Thomas B. Crowley, Jr.
          dated as of May 1, 1995*#
    10.8  Second Amendment to Split Dollar Life Insurance Agreement
          between Crowley Maritime Corporation and Thomas B. Crowley,
          Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
          Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
          Crowley, Jr., as trustor and as trustee, dated as of July
          20, 1998*#
    10.9  Split Dollar Life Insurance Agreement (1035 Exchange Policy)
          between Crowley Maritime Corporation and Thomas B. Crowley,
          Jr. dated as of July 20, 1998*#
    10.10 Split Dollar Life Insurance Agreement (New Policies) between
          Crowley Maritime Corporation and Thomas B. Crowley, Jr.
          dated as of July 20, 1998*#
    10.11 Split Dollar Life Insurance Agreement between Crowley
          Maritime Corporation, Thomas B. Crowley, Jr. and Christine
          S. Crowley, as Distributing Trustee of the 1998 Crowley
          Family Generation -- Skipping Trust u/t/d dtd/ November 12,
          1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998*#
    10.12 Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement***
    11    Statement regarding computation of per share earnings
          (incorporated herein by reference to Note 12 to the Crowley
          Maritime Corporation Consolidated Financial Statements in
          "Item 8. Financial Statements and Supplementary Data" of
          this Registration Statement)
    21    List of all Subsidiaries
    99.1  Certification of Chief Executive Officer pursuant to 18
          U.S.C. Section 1350
    99.2  Certification of Chief Financial Officer pursuant to 18
          U.S.C. Section 1350

---------------

  * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 that became effective April 1, 2002.

 ** Incorporated by reference to the indicated exhibit to Amendment No. 1 of the Company's Registration Statement on Form 10 that became effective June 4, 2002.

*** Incorporated by reference to the indicated exhibit to the Company's Form
    10-Q for the quarter ended June 30, 2002.

 # Management contract or compensatory plan or arrangement.