Form 10-K/A
period 2002-12-31
CROWLEY MARITIME CORP
filed 2003-03-24
CIK 1130194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is, pursuant to General Instruction G(3), incorporated by reference from the registrant's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2003 annual meeting of stockholders (the "2003 Proxy Statement") that will be filed no later than 120 days after the end of the year to which this report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

     This Amendment No. 1 on Form 10-K/A (the "Amendment") is being filed solely for the purpose of including the certifications required by 18 U.S.C. Section 1350 as Exhibit 99.1 and Exhibit 99.2, which exhibits inadvertently set forth the certifications required by Exchange Act Rule 13a-14 and Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to provide the certifications and exhibits set forth below.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1.  Consolidated financial statements. See Table of Contents to "Item
              8. Financial Statements and Supplementary Data" on page 39.

          2. Consolidated financial statement schedules. See Table of Contents to "Item 8. Financial Statements and Supplementary Data" on page 39.

          3.  Exhibits.

           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
            2.1      Acquisition Agreement for MTL Petrolink Corp. by and among
                     Marine Transport Corporation, as Seller, American Eagle
                     Tankers Inc. Limited, as Buyer, and Crowley Maritime
                     Corporation, as Guarantor, dated April 29, 2002**
            3.1      Certificate of Amendment of Restated Certificate of
                     Incorporation of Crowley Maritime Corporation*
            3.2      Certificate of Amendment of Restated Certificate of
                     Incorporation of Crowley Maritime Corporation*
            3.3      Restated Certificate of Incorporation of Crowley Maritime
                     Corporation*
            3.4      Restated By-Laws of Crowley Maritime Corporation*
            4.1      Form of Common Stock certificate*
           10.1      $115,000,000 Amended and Restated Credit Agreement*
           10.2      Crowley Maritime Corporation Deferred Compensation Plan as
                     amended and restated*#
           10.3      Crowley Maritime Corporation Deferred Compensation Plan
                     Trust Agreement as amended*#
           10.4      Crowley Maritime Corporation 2001 Management Incentive
                     Plan*#
           10.5      Individual Executive Benefit Agreement between Crowley
                     Maritime Corporation and James B. Rettig*#
           10.6      Split Dollar Life Insurance Agreement between Crowley
                     Maritime Corporation and Thomas B. Crowley, Jr. dated as of
                     April 1, 1992*#
           10.7      Amendment to Split Dollar Life Insurance Agreement between
                     Crowley Maritime Corporation and Thomas B. Crowley, Jr.
                     dated as of May 1, 1995*#
           10.8      Second Amendment to Split Dollar Life Insurance Agreement
                     between Crowley Maritime Corporation and Thomas B. Crowley,
                     Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
                     Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
                     Crowley, Jr., as trustor and as trustee, dated as of July
                     20, 1998*#
           10.9      Split Dollar Life Insurance Agreement (1035 Exchange Policy)
                     between Crowley Maritime Corporation and Thomas B. Crowley,
                     Jr. dated as of July 20, 1998*#
           10.10     Split Dollar Life Insurance Agreement (New Policies) between
                     Crowley Maritime Corporation and Thomas B. Crowley, Jr.
                     dated as of July 20, 1998*#
           10.11     Split Dollar Life Insurance Agreement between Crowley
                     Maritime Corporation, Thomas B. Crowley, Jr. and Christine
                     S. Crowley, as Distributing Trustee of the 1998 Crowley
                     Family Generation -- Skipping Trust u/t/d dtd/ November 12,
                     1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998*#
           10.12     Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement***

           EXHIBIT
           NUMBER                            DESCRIPTION
           -------                           -----------
           11        Statement regarding computation of per share earnings
                     (incorporated herein by reference to Note 12 to the Crowley
                     Maritime Corporation Consolidated Financial Statements in
                     "Item 8. Financial Statements and Supplementary Data" of
                     this Registration Statement)
           21        List of all Subsidiaries****
           99.1      Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350
           99.2      Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350

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

         **** Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 19, 2003.

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

                                          CROWLEY MARITIME CORPORATION

                                          By:  /s/ THOMAS B. CROWLEY, JR.
                                            ------------------------------------
                                                   Thomas B. Crowley, Jr.
                                            Chairman of the Board, President and
                                                  Chief Executive Officer
Date: March 21, 2003

                                          By:    /s/ RICHARD L. SWINTON
                                            ------------------------------------
                                                     Richard L. Swinton
                                               Vice President, Tax and Audit
                                               (Principal Financial Officer)
Date: March 21, 2003

                                 CERTIFICATIONS

I, Thomas B. Crowley, Jr., Chairman of the Board, President and Chief Executive Officer of Crowley Maritime Corporation, certify that:

          1. I have reviewed this annual report on Form 10-K of Crowley Maritime Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ THOMAS B. CROWLEY, JR.
                                          --------------------------------------
                                                  Thomas B. Crowley, Jr.
                                                  Chairman of the Board,
                                          President and Chief Executive Officer

Date: March 21, 2003

I, Richard L. Swinton, Vice President, Tax & Audit of Crowley Maritime Corporation, certify that:

          1. I have reviewed this annual report on Form 10-K of Crowley Maritime Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ RICHARD L. SWINTON
                                          --------------------------------------
                                                    Richard L. Swinton
                                              Vice President, Tax and Audit

Date: March 21, 2003

EXHIBIT                          EXHIBIT INDEX
NUMBER                            DESCRIPTION
-------                           -----------
     2.1  Acquisition Agreement for MTL Petrolink Corp. by and among
          Marine Transport Corporation, as Seller, American Eagle
          Tankers Inc. Limited, as Buyer, and Crowley Maritime
          Corporation, as Guarantor, dated April 29, 2002**
     3.1  Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation*
     3.2  Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation*
     3.3  Restated Certificate of Incorporation of Crowley Maritime
          Corporation*
     3.4  Restated By-Laws of Crowley Maritime Corporation*
     4.1  Form of Common Stock certificate*
    10.1  $115,000,000 Amended and Restated Credit Agreement*
    10.2  Crowley Maritime Corporation Deferred Compensation Plan as
          amended and restated*#
    10.3  Crowley Maritime Corporation Deferred Compensation Plan
          Trust Agreement as amended*#
    10.4  Crowley Maritime Corporation 2001 Management Incentive
          Plan*#
    10.5  Individual Executive Benefit Agreement between Crowley
          Maritime Corporation and James B. Rettig*#
    10.6  Split Dollar Life Insurance Agreement between Crowley
          Maritime Corporation and Thomas B. Crowley, Jr. dated as of
          April 1, 1992*#
    10.7  Amendment to Split Dollar Life Insurance Agreement between
          Crowley Maritime Corporation and Thomas B. Crowley, Jr.
          dated as of May 1, 1995*#
    10.8  Second Amendment to Split Dollar Life Insurance Agreement
          between Crowley Maritime Corporation and Thomas B. Crowley,
          Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
          Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
          Crowley, Jr., as trustor and as trustee, dated as of July
          20, 1998*#
    10.9  Split Dollar Life Insurance Agreement (1035 Exchange Policy)
          between Crowley Maritime Corporation and Thomas B. Crowley,
          Jr. dated as of July 20, 1998*#
    10.10 Split Dollar Life Insurance Agreement (New Policies) between
          Crowley Maritime Corporation and Thomas B. Crowley, Jr.
          dated as of July 20, 1998*#
    10.11 Split Dollar Life Insurance Agreement between Crowley
          Maritime Corporation, Thomas B. Crowley, Jr. and Christine
          S. Crowley, as Distributing Trustee of the 1998 Crowley
          Family Generation -- Skipping Trust u/t/d dtd/ November 12,
          1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998*#
    10.12 Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement***
    11    Statement regarding computation of per share earnings
          (incorporated herein by reference to Note 12 to the Crowley
          Maritime Corporation Consolidated Financial Statements in
          "Item 8. Financial Statements and Supplementary Data" of
          this Registration Statement)
    21    List of all Subsidiaries****
    99.1  Certification of Chief Executive Officer pursuant to 18
          U.S.C. Section 1350
    99.2  Certification of Chief Financial Officer pursuant to 18
          U.S.C. Section 1350

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

**** Incorporated by reference to the indicated exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2002 filed on March 19, 2003.

 # Management contract or compensatory plan or arrangement.