Form 10-Q
period 2003-03-31
CROWLEY MARITIME CORP
filed 2003-05-14
CIK 1130194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO
                   COMMISSION FILE NUMBER 000-49717

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     As of May 14, 2003, 89,710 shares of voting common stock, $.01 par value per share, and 46,138 shares of Class N non-voting common stock, $.01 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                   PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    1
         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months Ended March 31, 2003 and 2002..........    2
         Unaudited Condensed Consolidated Balance Sheets as of March
         31, 2003 and December 31, 2002..............................    3
         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2003 and 2002..........    4
         Notes to Unaudited Condensed Consolidated Financial
         Statements for the Three Months Ended March 31, 2003 and
         2002........................................................    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   13
Item 4.  Controls and Procedures.....................................   14
                    PART II -- OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   14
SIGNATURES...........................................................   15
CERTIFICATIONS.......................................................   16

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
OPERATING REVENUES..........................................  $219,802   $226,472
EXPENSES:
  Operating.................................................   200,132    207,657
  General and administrative................................     8,847      7,833
  Depreciation and amortization.............................    14,333     12,688
  Asset recoveries..........................................      (272)      (722)
                                                              --------   --------
                                                               223,040    227,456
                                                              --------   --------
OPERATING LOSS..............................................    (3,238)      (984)
OTHER INCOME (EXPENSE):
  Interest income...........................................       124        108
  Interest expense..........................................    (5,010)    (3,563)
  Minority interest in consolidated subsidiaries............       539         10
  Other income..............................................        68        218
                                                              --------   --------
                                                                (4,279)    (3,227)
                                                              --------   --------
LOSS BEFORE INCOME TAXES....................................    (7,517)    (4,211)
Income tax benefit..........................................    (3,400)    (1,500)
                                                              --------   --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    (4,117)    (2,711)
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................      (420)        --
                                                              --------   --------
NET LOSS....................................................    (4,537)    (2,711)
Preferred stock dividends...................................      (394)      (439)
                                                              --------   --------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS................  $ (4,931)  $ (3,150)
                                                              ========   ========
Basic loss per common share.................................  $ (36.30)  $ (23.14)
Diluted loss per common share...............................  $ (36.30)  $ (23.14)

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
ASSETS
Cash and cash equivalents...................................  $ 31,193      $ 43,575
Receivables, net............................................   163,237       147,346
Prepaid expenses and other assets...........................    41,787        41,805
                                                              --------      --------
TOTAL CURRENT ASSETS........................................   236,217       232,726
Receivable from related party...............................    15,828        16,936
Goodwill....................................................    45,097        45,097
Intangibles, net............................................    14,084        14,211
Other assets................................................    20,607        21,429
Property and equipment, net.................................   556,440       552,895
                                                              --------      --------
TOTAL ASSETS................................................  $888,273      $883,294
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $106,439      $102,971
Accrued payroll and related expenses........................    37,066        38,850
Insurance claims payable....................................    11,706        11,370
Unearned revenue............................................     6,656         9,529
Current portion of long-term debt...........................    29,351        29,357
                                                              --------      --------
TOTAL CURRENT LIABILITIES...................................   191,218       192,077
Deferred income taxes.......................................    76,838        76,770
Deferred gain...............................................     4,687         5,356
Other liabilities...........................................    13,929        14,176
Long-term liabilities of discontinued operations............     6,611         6,398
Minority interests in consolidated subsidiaries.............     6,006         4,568
Long-term debt, net of current portion......................   305,397       296,019
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................    31,500        31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 89,710 shares issued and outstanding..........         1             1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares outstanding..............        --            --
Additional paid-in capital..................................    67,540        67,540
Retained earnings...........................................   191,063       195,994
Accumulated other comprehensive loss, net of tax of $3,748
  and $3,997, respectively..................................    (6,517)       (7,105)
                                                              --------      --------
TOTAL STOCKHOLDERS' EQUITY..................................   283,587       287,930
                                                              --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $888,273      $883,294
                                                              ========      ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (4,537)   $ (2,711)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
  Cumulative effect of change in accounting principle.......       420          --
  Depreciation and amortization.............................    14,333      12,688
  Amortization of deferred gain on the sale and leaseback of
     vessels................................................      (669)       (670)
  Asset recoveries, net.....................................      (272)       (722)
  Change in cash surrender value of life insurance..........     1,108        (157)
  Deferred income tax provision.............................        14        (645)
  Changes in current assets and liabilities:
     Receivables, net.......................................   (16,002)     (1,658)
     Prepaid expenses and other.............................       (91)      3,563
     Accounts payable and accrued liabilities...............    12,354      (2,268)
     Accrued payroll and related expenses...................    (1,781)       (527)
  Other.....................................................    (1,426)        367
                                                              --------    --------
     Net cash provided by continuing operations.............     3,451       7,260
     Net cash used in discontinued operations...............      (340)       (652)
                                                              --------    --------
     Net cash provided by operating activities..............     3,111       6,608
                                                              --------    --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................    (4,539)    (33,045)
  Dry-docking costs.........................................    (3,141)     (5,230)
  Proceeds from asset disposition...........................     1,834       1,316
  Deposits of restricted funds..............................    (1,544)         --
  Cash assumed from consolidation of Variable Interest
     Entity.................................................     1,915          --
  Receipts on notes receivable..............................        40         266
                                                              --------    --------
     Net cash used in investing activities..................    (5,435)    (36,693)
                                                              --------    --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................    60,909          --
  Borrowings on Revolving Credit Agreement..................        --      30,000
  Repayments on Revolving Credit Agreement..................    (5,000)         --
  Payments on long-term debt................................   (57,737)     (6,347)
  Debt issuance costs.......................................      (263)       (163)
  Payment of rate lock agreement............................    (7,967)         --
                                                              --------    --------
     Net cash (used in) provided by financing activities....   (10,058)     23,490
                                                              --------    --------
     Net decrease in cash and cash equivalents..............   (12,382)     (6,595)
     Cash and cash equivalents at beginning of period.......    43,575      33,421
                                                              --------    --------
     Cash and cash equivalents at end of period.............  $ 31,193    $ 26,826
                                                              ========    ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission which apply to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K for Crowley Maritime Corporation (the "Company") as filed with the Securities and Exchange Commission on March 19, 2003 as amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on March 24, 2003.

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial condition and cash flows for the interim periods have been made. Results of operations for the three month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 -- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In January 1997, Marine Transport Corporation ("MTC"), a wholly owned subsidiary of the Company, entered into a transaction with an unconsolidated Variable Interest Entity ("VIE") for the sale/leaseback of a vessel that MTC leased to a third party on a bareboat charter. MTC received a total of approximately $40,000 in cash and a note receivable for $9,000 in exchange for the sale/leaseback and a pledge against the charter. The note receivable was recorded at its estimated net realizable value of $3,000. Subsequently, MTC negotiated charter arrangements for the vessel with periods that extend through November 2006 and subsequently received approximately $25,000 from the VIE, which was accounted for as debt, of which $14,395 was outstanding at December 31, 2002.

     Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (the "Interpretation"), clarified the accounting of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

     In accordance with this Interpretation, the Company determined that it is the primary beneficiary of the VIE and has consolidated the VIE effective January 1, 2003. As a result of recording the assets and liabilities of the VIE at their fair value, a cumulative effect of change in accounting principle of $420, net of $257 deferred tax benefit, ($3.09 per common share) has been recorded in the unaudited condensed consolidated statement of operations. Prior year consolidated financial statements have not been restated.

     The consolidation of the VIE resulted in the assumption of the following assets and liabilities based upon their fair values as of January 1, 2003:

Cash and cash equivalents...................................  $  1,915
Deferred taxes..............................................       257
Property and equipment, net.................................    14,097
Other liabilities...........................................    (3,512)
Minority interest...........................................    (1,977)
Long-term debt..............................................   (11,200)
                                                              --------
Cumulative effect of change in accounting principle.........  $   (420)
                                                              ========

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     As a result of the consolidation of the VIE, the balance of the above assumed long-term debt due to the banks by the Company at March 31, 2003 is $24,498, which is included in the debt balances in the Company's condensed consolidated balance sheet as of March 31, 2003. The debt is payable in monthly installments through January 2006 at interest rates ranging from 5.0% to 8.35%. As of March 31, 2003, the debt is collateralized by a vessel with a net book value of $13,349 and all other assets of the VIE of $1,977. The debt is also collateralized by future revenues from the charter hire of a vessel. The creditors of this debt have no recourse to the general credit of the Company.

NOTE 3 -- LONG-TERM DEBT

     On January 16, 2003, the Company issued debt in the amount of $60,909 which is guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 by the United States Department of Transportation, Maritime Administration. The bonds bear interest at 4.96% and are payable in semiannual installments through 2027. The proceeds were used to refinance construction financing to build the OCEAN RELIANCE/Barge 550-3 and COASTAL RELIANCE/Barge 550-4 and to reimburse the Company for incurred expenditures.

     On May 29, 2002, the Company entered into a rate lock agreement to fix at 5.45% the underlying benchmark rate on the permanent financing arranged for the construction of the OCEAN RELIANCE/ Barge 550-3 and COASTAL RELIANCE/Barge 550-4. The permanent financing, which consists of debt guaranteed pursuant to Title XI of the Merchant Marine Act of 1936, was concluded on January 16, 2003. Because the rate lock agreement was designated as a cash flow hedge, the changes in the fair value of the borrowings subject to the agreement were recognized in other comprehensive income (loss) until the debt was funded. Upon the funding of the debt on January 16, 2003, the amount recorded in other comprehensive income
(loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The Company's liability under the rate lock agreement was fixed on January 16, 2003 and resulted in a payment to a financial institution of $7,967. The Company reclassified $125 into interest expense during the three months ended March 31, 2003.

NOTE 4 -- COMPREHENSIVE LOSS

     The following tables provide a reconciliation of net loss reported in our unaudited condensed consolidated statements of operations to accumulated comprehensive loss:

                                                               2003      2002
                                                              -------   -------
THREE MONTHS ENDED MARCH 31:
Net loss....................................................  $(4,537)  $(2,711)
Other comprehensive loss:
  Foreign currency translation adjustments, net of tax
     benefit of $18.........................................      (21)       --
  Rate lock agreement, net of tax expense of $267...........      609        --
                                                              -------   -------
     Comprehensive loss.....................................  $(3,949)  $(2,711)
                                                              =======   =======

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      FOREIGN                  ACCUMULATED
                                                     CURRENCY                     OTHER
                                                    TRANSLATION   RATE LOCK   COMPREHENSIVE
                                                    ADJUSTMENTS   AGREEMENT       LOSS
                                                    -----------   ---------   -------------
THREE MONTHS ENDED MARCH 31, 2003:
Beginning balance.................................    $(1,477)     $(5,628)      $(7,105)
Current-period change.............................        (21)         609           588
                                                      -------      -------       -------
Ending balance....................................    $(1,498)     $(5,019)      $(6,517)
                                                      =======      =======       =======

NOTE 5 -- EARNINGS PER COMMON SHARE

     The computations for basic and diluted earnings per common share for the three months ended March 31, 2003 and 2002 are as follows:

                                                                2003       2002
                                                              --------   --------
Numerator:
Loss before cumulative effect of change in accounting
  principle.................................................  $ (4,117)  $ (2,711)
  Less preferred dividends..................................      (394)      (439)
                                                              --------   --------
  Loss for basic earnings per common share before cumulative
     effect of change in accounting principle...............    (4,511)    (3,150)
Cumulative effect of change in accounting principle.........      (420)        --
                                                              --------   --------
  Net loss for diluted earnings per common share............  $ (4,931)  $ (3,150)
                                                              ========   ========
Denominator:
  Basic weighted average shares.............................   135,848    136,114
                                                              ========   ========
  Diluted weighted average shares...........................   135,848    136,114
                                                              ========   ========
Basic loss per common share:
  Loss before cumulative effect of change in accounting
     principle..............................................  $ (33.21)  $ (23.14)
  Cumulative effect of change in accounting principle.......     (3.09)        --
                                                              --------   --------
  Net loss..................................................  $ (36.30)  $ (23.14)
                                                              ========   ========
Diluted loss per common share:
  Loss before cumulative effect of change in accounting
     principle..............................................  $ (33.21)  $ (23.14)
  Cumulative effect of change in accounting principle.......     (3.09)        --
                                                              --------   --------
  Net loss..................................................  $ (36.30)  $ (23.14)
                                                              ========   ========

     The preferred class A convertible stock is anti-dilutive for the three months ended March 31, 2003 and 2002, respectively.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

]NOTE 6 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

     The table below summarizes certain financial information for each of the Company's segments and reconciles such information to the unaudited condensed consolidated financial statements for the three months ended March 31, 2003 and 2002.

                                                    OIL AND
                                        SHIP        CHEMICAL
                                       ASSIST     DISTRIBUTION     ENERGY
                                        AND           AND           AND
                            LINER      ESCORT    TRANSPORTATION    MARINE    SEGMENT                            CONSOLIDATED
                           SERVICES   SERVICES      SERVICES      SERVICES    TOTAL      OTHER    ELIMINATION      TOTAL
                           --------   --------   --------------   --------   --------   -------   -----------   ------------
THREE MONTHS ENDED
MARCH 31, 2003
Operating revenues.......  $133,767   $18,281       $50,648       $17,106    $219,802        --          --       $219,802
Intersegment revenues....        --       225            --         7,655       7,880   $24,355    $(32,235)            --
Depreciation and
  amortization...........     2,338         9         4,221         3,202       9,770     4,563          --         14,333
Operating income
  (loss).................       646     2,509           506        (6,899)     (3,238)       --          --         (3,238)

THREE MONTHS ENDED
MARCH 31, 2002(1)
Operating revenues.......  $120,846   $17,613       $69,995       $18,018    $226,472        --          --       $226,472
Intersegment revenues....       421       228         1,043         6,262       7,954   $20,847    $(28,801)            --
Depreciation and
  amortization...........     1,785         9         4,763         2,927       9,484     3,204          --         12,688
Operating income
  (loss).................    (2,031)    2,880          (540)       (1,293)       (984)       --          --           (984)

---------------

(1) MTL Petrolink Corp. was sold on May 15, 2002.

  GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the carriage of ocean cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material.

     Operating revenues from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                              UNITED    ALL FOREIGN   CONSOLIDATED
                                                              STATES     COUNTRIES       TOTAL
                                                             --------   -----------   ------------
THREE MONTHS ENDED MARCH 31, 2003
Operating revenues.........................................  $189,500     $30,302       $219,802
Property and equipment, net................................  $550,752     $ 5,688       $556,440

THREE MONTHS ENDED MARCH 31, 2002
Operating revenues.........................................  $201,575     $24,897       $226,472
Property and equipment, net................................  $526,204     $ 8,301       $534,505

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presentation of Management's Discussion and Analysis ("MD&A") of Crowley Maritime Corporation's (the "Company's") financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q and the December 31, 2002 consolidated financial statements and notes thereto, along with the MD&A included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2003 amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on March 24, 2003 (collectively, the "Form 10-K"). Dollar figures included in MD&A are stated in thousands of dollars, except for share and per share amounts.

     This discussion contains forward-looking statements that involve risks and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. These forward-looking statements are identified by words such as "estimates," "expects," "anticipates," "plans," "believes," and other similar expressions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of changes in global, political, economic, business, competitive, market and regulatory factors.

CRITICAL ACCOUNTING POLICIES

     The preparation of the unaudited condensed consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact these unaudited condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, goodwill, revenue recognition, and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. See "Note 1 -- Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" and "Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K for details regarding all of the Company's critical and significant accounting policies.

NEW ACCOUNTING STANDARDS

     For a complete discussion of new accounting standards, see Note 2 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part
1 -- Financial Information -- Item 1. Financial Statements".

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Consolidated operating revenues for the three months ended March 31, 2003 decreased $6,670 or 2.9%, to $219,802 compared with $226,472 for the first quarter in 2002. The decrease is primarily attributed to the sale of MTL Petrolink Corp. on May 15, 2002. This decrease was offset by (a) an increase in revenue in our Liner Services segment due to an increase in container and non-container volume which was offset by a decrease in average revenue per TEU due to competitive pressures and (b) an increase in revenue in our Oil and Chemical Distribution and Transportation Services segment from the operation of three new articulated tug/barge units (the "ATB's") during the first quarter of 2003.

     Consolidated operating expenses for the three months ended March 31, 2003 decreased $7,525 or 3.6%, to $200,132 compared with $207,657 for the first quarter of 2002. The decrease is primarily attributed to the sale of MTL Petrolink Corp. on May 15, 2002. This decrease was offset by an overall increase in labor, fuel, repair and maintenance costs on the Company's tugs and barges and the cost of operating three articulated tug/barge units during the first quarter of 2003. Consolidated general and administrative expenses increased $1,014 or 12.9%, to $8,847 in 2003 from $7,833 in 2002. This increase was primarily attributable to a decrease in the receivable from a related party as a result of a decrease in certain split-dollar life insurance costs.

Consolidated depreciation and amortization expense increased $1,645 or 13.0%, to $14,333 in 2003 from $12,688 in 2002 primarily as the result of an increase in dry-dock amortization and the additional depreciation relating to the consolidation of the VIE and the operations of three ATB's in the first quarter of 2003. Consolidated asset recoveries, net decreased $450 or 62.3%, to a recovery of $272 in 2003 from a recovery of $722 in 2002. This was primarily attributed to the sale of land, vessels and various equipment during 2003 and 2002.

     As a result of the above, the consolidated operating loss for the three months ended March 31, 2003 increased $2,254 to $3,238 compared with $984 for the first quarter of 2002.

     Interest income for the three months ended March 31, 2003 increased $16 or 14.8%, to $124 compared with $108 for the first quarter of 2002. This increase was due to an increase in the Company's average cash and cash equivalents amounts during this period, which was partially offset by lower interest rates in the first three months of 2003.

     As a result of increased interest expenses arising from the debt arranged for the construction of four articulated tug/barge units which were delivered in 2002, interest expense for the three months ended March 31, 2003 increased $1,447 or 40.6%, to $5,010 compared with $3,563 for the first quarter in 2002. Interest expense also increased due to lower capitalized interest in the first quarter of 2003 compared with the first quarter of 2002 related to the construction period of these units. The minority interest in consolidated subsidiaries increased $529 for the three months ended March 31, 2003 to income of $539 compared with income of $10 for the first quarter of 2002. This increase is due to the Company's joint venture with Stolt-Nielsen S.A. The Company owns 75% of the interest in the joint venture and Stolt-Nielsen S.A. owns the remaining 25%. The total loss of the joint venture was $2,402 and $116 during the first quarter of 2003 and 2002, respectively.

     Income tax benefit for the three months ended March 31, 2003 increased $1,900 or 126.7%, to $3,400 compared with $1,500 for the first quarter in 2002. The effective tax rate was 45% and 36% for the first quarter of 2003 and 2002, respectively.

     As a result, net loss for the three months ended March 31, 2003 increased $1,826 to $4,537 ($36.30 basic and diluted loss per common share) in 2003 compared with a net loss of $2,711 ($23.14 basic and diluted loss per common share) for the first quarter of 2002.

     The Company provides diversified transportation services in the United States domestic and international markets. The Company is organized to provide services in four lines of business: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services and Energy and Marine Services. The following is a discussion of the results of operations of the Company's lines of business.

  Liner Services

     Operating revenues from our Liner Services segment for the three months ended March 31, 2003 increased $12,921 or 10.7%, to $133,767 compared with $120,846 for the first quarter in 2002. The increase in revenues is primarily attributable to a 16.5% increase in container and noncontainer volume and an increase of 3.3% in other logistical service revenues. This increase was offset by an 8.6% decrease in average revenue per twenty-foot equivalent units, or TEU ("average revenue"). The Company's container and noncontainer volume during the first quarter of 2003 and 2002 was 132,029 TEUs and 113,326 TEUs, respectively. The Company experienced a 24.9% increase in the Puerto Rico and Eastern Caribbean Islands Service container and noncontainer volume and a 7.1% increase in container and noncontainer volume in the Latin America Service. In the first quarter of 2003, the Company experienced a 7.4% average revenue decrease in the Puerto Rico and Eastern Caribbean Islands Service compared with the first quarter of 2002 due to competitive pressures and cargo mix. The Latin America Service experienced a 1.2% decrease in average revenue compared with the first quarter of 2002 due to competitive pressures.

     Operating expenses for the three months ended March 31, 2003 increased $7,817 or 6.7%, to $125,077 compared with $117,260 for the first quarter in 2002. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs.

     Depreciation and amortization for the three months ended March 31, 2003 increased $553 or 31.0%, to $2,338 compared with $1,785 for the first quarter in 2002. The increase in depreciation was due to an increase in dry-dock amortization.

     Asset recoveries, net for the three months ended March 31, 2003 decreased $43 or 52.4%, to a recovery of $39 compared with a recovery of $82 for the first quarter in 2002. These gains resulted from disposals of equipment during the first quarter of 2003 and 2002.

     As a result, the operating income from Liner Services for the three months ended March 31, 2003 increased $2,677 to $646 compared with an operating loss of $2,031 for the first quarter in 2002.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the three months ended March 31, 2003 increased $668 or 3.8%, to $18,281 compared with $17,613 for the first quarter of 2002. The increase was directly attributable to an increase in rates which included a fuel surcharge to cover increasing fuel prices. Vessel utilization during the first quarter of 2003 was 75% compared with 72% during the first quarter of 2002.

     Operating expenses for the three months ended March 31, 2003 increased $959 or 6.7%, to $15,210 compared with $14,251 for the first quarter in 2002. The increase was directly attributable to the increase in vessel related costs due to increased labor, fuel and repairs and maintenance costs of vessels.

     As a result, operating income of Ship Assist and Escort Services for the three months ended March 31, 2003 decreased $371 to $2,509 compared with $2,880 for the first quarter in 2002.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the three months ended March 31, 2003 decreased $19,347 or 27.6%, to $50,648 compared with $69,995 for the first three months of 2002. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, a decrease in the number of vessels in service during the first quarter of 2003 compared with the first quarter of 2002, and an overall decrease in vessel utilization (46.2% in 2003 compared with 52.8% in 2002). The decrease in vessel utilization is a result of declining oil and trading activity among West Coast suppliers. This decrease was partially offset by an increase in revenue earned in 2003 from the operation of three ATB's placed in service during the third and fourth quarters of 2002.

     Operating expenses for the three months ended March 31, 2003 decreased $20,871 or 32.0%, to $44,346 compared with $65,217 for the first three months of 2002. This decrease was primarily attributable to the expenses which were avoided by the sale of MTL Petrolink Corp. on May 15, 2002, a decrease in the number of vessels in service during the first quarter of 2003 compared with the first quarter of 2002, and an overall decrease in vessel utilization. The decrease was partially offset by increased expenses in 2003 related to the operation of three ATB's placed in service during 2002.

     Depreciation and amortization for the three months ended March 31, 2003 decreased $542 or 11.4%, to $4,221 compared with $4,763 for the first quarter in 2002. The decrease was directly attributable to a decrease in depreciation from the sale of vessels. These decreases were partially offset by an increase in dry-dock amortization for vessels and additional depreciation recognized as a result of the consolidation of the VIE.

     Asset recoveries, net for the three months ended March 31, 2003 increased $233 as compared with the first quarter in 2002. These gains resulted from the sale of land during the first quarter of 2003.

     As a result, the operating income of Oil and Chemical Distribution and Transportation Services for the three months ended March 31, 2003 increased $1,046 to $506 compared with a loss of $540 for the first quarter in 2002.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the three months ended March 31, 2003 decreased $912 or 5.1%, to $17,106 compared with $18,018 for the first three months of 2002. The decrease was directly attributable to a decrease in vessel utilization during the first quarter of 2003 to 26% compared with 39% during the first three months of 2002. Vessel utilization is very volatile and it is impacted by oil exploration activity and general economic conditions. Current indications are that our revenues related to the transportation of oil exploration cargo to Sakhalin Island, Russia will decline substantially this year.

     Operating expenses for the three months ended March 31, 2003 increased $4,869 or 21.5%, to $27,472 compared with $22,603 for the first quarter in 2002. The increase was directly attributable to the increase in vessel related costs due to increased fuel and repairs and maintenance costs on tugs and barges.

     Depreciation and amortization for the three months ended March 31, 2003 increased $275 or 9.4%, to $3,202 compared with $2,927 for the first quarter in 2002. The increase was directly attributable to an adjustment for a vessel placed in service that was previously classified as held for sale.

     Asset recoveries, net for the three months ended March 31, 2003 was $0 compared with a recovery of $640 for the first quarter in 2002. This decrease is the result of the sale of land and one vessel during the first quarter of 2002.

     As a result, the operating loss for Energy and Marine Services for the three months ended March 31, 2003 increased $5,606 to $6,899 compared with $1,293 for the first quarter in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make investments and to service debt. Management believes that cash flows from operations and borrowings will provide sufficient working capital to fund the Company's operating needs and to finance capital expenditures.

     In previous years the Company has used debt guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 to finance the acquisition, construction and improvement of vessels. While earlier federal legislation failed to fund the Title XI program for new projects, more recent federal legislation has now funded the program. As of March 31, 2003, the repayment of approximately $228 million of the Company's outstanding indebtedness is guaranteed by the United States government pursuant to Title XI. Management believes that funds needed for the acquisition and construction of vessels will also continue to be available through various financial institutions. In addition, the Company has generated significant proceeds from the disposition of certain assets and believes that additional proceeds will be generated as it sells older assets and continues to modernize its fleet.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2003 AND MARCH 31, 2002

     At March 31, 2003, the Company's cash and cash equivalents totaled $31,193 compared with $26,826 at March 31, 2002. Net cash provided by continuing operations was $3,451 for the three month period ended March 31, 2003 compared with $7,260 for the three month period ended March 31, 2002. This decrease is the result of an increase in receivables for vessels the Company manages for the United States Government that were activated for service in the Iraqi conflict during the first quarter of 2003.

     Net cash used in discontinued operations was $340 for the three month period ended March 31, 2003 compared with $652 for the three month period ended March 31, 2002.

     Net cash used in investing activities was $5,435 for the three month period ended March 31, 2003 compared with $36,693 for the three month period ended March 31, 2002. The decrease reflects a decrease in capital expenditures ($4,539 in the first quarter of 2003 compared with $33,045 in 2002) associated with the construction and modernization of assets of the Company. The Company spent $3,141 for dry-docking in the first quarter of 2003 compared with $5,230 spent in the first quarter of 2002. The Company assumed cash of $1,915 from the consolidation of the VIE effective January 1, 2003.

     Net cash used in financing activities was $10,058 for the three month period ended March 31, 2003 compared with net cash provided by financing activities of $23,490 for the three month period ended March 31, 2002. This decrease was a result of $51,390 in higher principal payments on long-term debt ($57,737 in 2003, which includes the repayment of $49,394 of construction financing used for two articulated tug/barge units, compared with $6,347 in
2002). The Company paid $7,967 upon maturity of its rate lock agreement in 2003. This decrease was partially offset by the receipt by the Company in 2003 of proceeds from permanent financings in the amount of $60,909 to refinance the construction financing for two articulated tug/barge units. The Company borrowed $30,000 on its Revolving Credit Agreement in the first quarter of 2002 and repaid $5,000 in the first quarter of 2003.

  Capital Resources

     On January 16, 2003, the Company issued debt in the amount of $60,909 which is guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 by the United States Department of Transportation, Maritime Administration. The bonds bear interest at 4.96% and are payable in semiannual installments through 2027. The proceeds were used to refinance construction financing to build the OCEAN RELIANCE/Barge 550-3 and COASTAL RELIANCE/Barge 550-4 and to reimburse the Company for incurred expenditures.

     On May 29, 2002, the Company entered into a rate lock agreement to fix at 5.45% the underlying benchmark rate on the permanent financing arranged for the construction of the OCEAN RELIANCE/ Barge 550-3 and COASTAL RELIANCE/Barge 550-4. The permanent financing, which consists of debt guaranteed pursuant to Title XI of the Merchant Marine Act of 1936, was concluded on January 16, 2003. Because the rate lock agreement was designated as a cash flow hedge, the changes in the fair value of the borrowings subject to the agreement were recognized in other comprehensive income (loss) until the debt was funded. Upon the funding of the debt on January 16, 2003, the amount recorded in other comprehensive income
(loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The Company's liability under the rate lock agreement was fixed on January 16, 2003 and resulted in a payment to a financial institution of $7,967. The Company has reclassified $125 into interest expense during the three months ended March 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect the results of our operations and financial condition. The Company's policy is not to use financial instruments for trading purposes or other speculative purposes.

     As discussed above in Capital Resources in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's rate lock agreement was fixed and paid on January 16, 2003.

     The Company has logistical operations in Venezuela. The Company recognizes translation losses on its net assets in Venezuela in other comprehensive loss due to the identification of the functional currency as the Venezuelan Bolivar. As of March 31, 2003, the Company has recorded a reduction to its assets and liabilities in the amount of $2,347 and recorded an unrealized loss of $1,498, net of $849 in deferred taxes to other comprehensive loss. For the three months ended March 31, 2003, the Company has recorded a reduction to its assets and liabilities in the amount of $39 and recorded an unrealized loss of $21, net of $18 in deferred taxes to other comprehensive loss. Amounts were determined as of March 31, 2003 based on the foreign currency exchange rate of the Bolivar with the U.S. dollar.

     In January 2003 the government of Venezuela imposed strict restrictions on foreign exchange in an effort to protect international reserves that were negatively affected by a two-month general strike that began in December 2002. Due to the strict restrictions imposed on foreign exchange, the Company has recorded at March 31, 2003 a reserve of $1,057 as an adjustment to operating revenue for blocked currency. It is uncertain at this time how long the government of Venezuela will continue to impose these strict foreign currency exchange restrictions. However, the Company believes that the restrictions will not have a material effect on the Company's financial position and operations.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Vice President, Tax and Audit), has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation and up to the filing date of this quarterly report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit 3.1   Certificate of Amendment of Restated Certificate of
              Incorporation of Crowley Maritime Corporation*
Exhibit 3.2   Certificate of Amendment of Restated Certificate of
              Incorporation of Crowley Maritime Corporation*
Exhibit 3.3   Restated Certificate of Incorporation of Crowley Maritime
              Corporation*
Exhibit 3.4   Restated By-Laws of Crowley Maritime Corporation*
Exhibit 11    Statement regarding computation of per share earnings**
Exhibit 99.1  Certification of Chief Executive Officer pursuant to 18
              U.S.C. Section 1350
Exhibit 99.2  Certification of Chief Financial Officer pursuant to 18
              U.S.C. Section 1350

---------------

 * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

** See Note 3 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.

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

                                          CROWLEY MARITIME CORPORATION
                                                          (Registrant)

May 14, 2003
                                          By:  /s/ THOMAS B. CROWLEY, JR.
                                            ------------------------------------
                                            Thomas B. Crowley, Jr.
                                              Chairman of the Board,
                                            President and Chief Executive
                                              Officer

May 14, 2003
                                          By:    /s/ RICHARD L. SWINTON
                                            ------------------------------------
                                            Richard L. Swinton
                                            Vice President, Tax and Audit

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

Date: May 14, 2003
                                          /s/ THOMAS B. CROWLEY, JR.
                                          --------------------------------------
                                          Thomas B. Crowley, Jr.
                                          Chairman of the Board,
                                          President and Chief Executive Officer

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

Date: May 14, 2003
                                          /s/ RICHARD L. SWINTON
                                          --------------------------------------
                                          Richard L. Swinton
                                          Vice President, Tax & Audit

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
Exhibit 3.1   Certificate of Amendment of Restated Certificate of
              Incorporation of Crowley Maritime Corporation*
Exhibit 3.2   Certificate of Amendment of Restated Certificate of
              Incorporation of Crowley Maritime Corporation*
Exhibit 3.3   Restated Certificate of Incorporation of Crowley Maritime
              Corporation*
Exhibit 3.4   Restated By-Laws of Crowley Maritime Corporation*
Exhibit 11    Statement regarding computation of per share earnings**
Exhibit 99.1  Certification of Chief Executive Officer pursuant to 18
              U.S.C. Section 1350
Exhibit 99.2  Certification of Chief Financial Officer pursuant to 18
              U.S.C. Section 1350

---------------

 * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

** See Note 3 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.