Form 10-Q
period 2003-06-30
CROWLEY MARITIME CORP
filed 2003-08-14
CIK 1130194

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     As of August 14, 2003, 89,537 shares of voting common stock, $.01 par value per share, and 46,138 shares of Class N non-voting common stock, $.01 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                   PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    2
         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2003 and 2002...    2
         Unaudited Condensed Consolidated Balance Sheets as of June
         30, 2003 and December 31, 2002..............................    3
         Unaudited Condensed Consolidated Statement of Stockholders'
         Equity for the Six Months Ended June 30, 2003...............    4
         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2003 and 2002.............    5
         Notes to Unaudited Condensed Consolidated Financial
         Statements for the Three and Six Months Ended June 30, 2003
         and 2002....................................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   13
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   20
Item 4.  Controls and Procedures.....................................   21
                    PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   22
Item 6.  Exhibits and Reports on Form 8-K............................   23
SIGNATURES...........................................................   24

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS           SIX MONTHS
                                                       ENDED JUNE 30,        ENDED JUNE 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
OPERATING REVENUES.................................  $241,399   $237,636   $461,201   $464,108
EXPENSES:
  Operating........................................   211,566    216,171    411,698    423,828
  General and administrative.......................     7,255      9,092     16,102     16,925
  Depreciation and amortization....................    14,816     14,281     29,149     26,969
  Asset recoveries.................................    (1,309)       (24)    (1,581)      (746)
                                                     --------   --------   --------   --------
                                                      232,328    239,520    455,368    466,976
                                                     --------   --------   --------   --------
OPERATING INCOME (LOSS)............................     9,071     (1,884)     5,833     (2,868)
OTHER INCOME (EXPENSE):
  Interest income..................................        79         99        203        207
  Interest expense.................................    (5,450)    (3,353)   (10,460)    (6,916)
  Minority interest in consolidated subsidiaries...       267        466        806        476
  Other income.....................................        94         42        162        260
                                                     --------   --------   --------   --------
                                                       (5,010)    (2,746)    (9,289)    (5,973)
                                                     --------   --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES..................     4,061     (4,630)    (3,456)    (8,841)
Income tax expense (benefit).......................     1,800     (1,700)    (1,600)    (3,200)
                                                     --------   --------   --------   --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................     2,261     (2,930)    (1,856)    (5,641)
Cumulative effect of change in accounting
  principle, net of tax benefit of $257............        --         --       (420)        --
                                                     --------   --------   --------   --------
NET INCOME (LOSS)..................................     2,261     (2,930)    (2,276)    (5,641)
Preferred stock dividends..........................      (394)      (440)      (788)      (879)
                                                     --------   --------   --------   --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  SHAREHOLDERS.....................................  $  1,867   $ (3,370)  $ (3,064)  $ (6,520)
                                                     ========   ========   ========   ========
Basic earnings (loss) per common share.............  $  13.74   $ (24.77)  $ (22.55)  $ (47.91)
Diluted earnings (loss) per common share...........  $  13.74   $ (24.77)  $ (22.55)  $ (47.91)

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
ASSETS
Cash and cash equivalents...................................  $  8,261     $ 43,575
Receivables, net............................................   168,301      147,346
Prepaid expenses and other assets...........................    51,982       41,805
                                                              --------     --------

TOTAL CURRENT ASSETS........................................   228,544      232,726
Receivable from related party...............................    16,805       16,936
Goodwill....................................................    44,786       45,097
Intangibles, net............................................    13,693       14,211
Other assets................................................    26,105       21,429
Property and equipment, net.................................   547,121      552,895
                                                              --------     --------
TOTAL ASSETS................................................  $877,054     $883,294
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $ 97,760     $102,971
Accrued payroll and related expenses........................    41,823       38,850
Insurance claims payable....................................    11,000       11,370
Unearned revenue............................................     4,858        9,529
Current portion of long-term debt...........................    29,701       29,357
                                                              --------     --------
TOTAL CURRENT LIABILITIES...................................   185,142      192,077

Deferred income taxes.......................................    79,217       76,770
Deferred gain...............................................     4,017        5,356
Other liabilities...........................................    14,081       14,176
Long-term liabilities of discontinued operations............     6,276        6,398
Minority interests in consolidated subsidiaries.............     5,739        4,568
Long-term debt, net of current portion......................   297,338      296,019

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................    31,500       31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 89,561 and 89,710 shares issued and
  outstanding at June 30, 2003 and December 31, 2002,
  respectively..............................................         1            1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares outstanding..............        --           --
Additional paid-in capital..................................    67,436       67,540
Retained earnings...........................................   192,799      195,994
Accumulated other comprehensive loss, net of tax benefit of
  $3,846 and $3,997, respectively...........................    (6,492)      (7,105)
                                                              --------     --------
TOTAL STOCKHOLDERS' EQUITY..................................   285,244      287,930
                                                              --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $877,054     $883,294
                                                              ========     ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                        PREFERRED CLASS A                              CLASS N                                  ACCUMULATED
                        CONVERTIBLE STOCK       COMMON STOCK         COMMON STOCK      ADDITIONAL                  OTHER
                       -------------------   ------------------   ------------------    PAID-IN     RETAINED   COMPREHENSIVE
                       SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     EARNINGS       LOSS
                       -------   ---------   ------   ---------   ------   ---------   ----------   --------   -------------
December 31, 2002....  315,000    $31,500    89,710      $1       46,138      $--       $67,540     $195,994      $(7,105)
Stock retired from
  employee benefit
  plans..............       --         --      (149)     --           --      --           (104)        (131)          --
Preferred stock
  dividends..........       --         --        --      --           --      --             --         (788)          --
Comprehensive Income:
  Net income.........       --         --        --      --           --      --             --       (2,276)          --
  Other comprehensive
    loss:
    Foreign currency
      translation
      adjustments,
      net of tax
      benefit of
      $53............       --         --        --      --           --      --             --           --          (82)
    Rate lock
      agreement, net
      of tax of
      $204...........       --         --        --      --           --      --             --           --          695
Total comprehensive
  income.............       --         --        --      --           --      --             --           --
                       -------    -------    ------      --       ------      --        -------     --------      -------
June 30, 2003........  315,000    $31,500    89,561      $1       46,138      $--       $67,436     $192,799      $(6,492)
                       =======    =======    ======      ==       ======      ==        =======     ========      =======


                        TOTAL
                       --------
December 31, 2002....  $287,930
Stock retired from
  employee benefit
  plans..............      (235)
Preferred stock
  dividends..........      (788)
Comprehensive Income:
  Net income.........
  Other comprehensive
    loss:
    Foreign currency
      translation
      adjustments,
      net of tax
      benefit of
      $53............
    Rate lock
      agreement, net
      of tax of
      $204...........
Total comprehensive
  income.............    (1,663)
                       --------
June 30, 2003........  $285,244
                       ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                              JUNE 30,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (2,276)  $ (5,641)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
  Cumulative effect of change in accounting principle.......       420         --
  Depreciation and amortization.............................    29,149     26,969
  Amortization of deferred gain on the sale and leaseback of
    vessels.................................................    (1,339)    (1,340)
  Asset recoveries, net.....................................    (1,581)      (746)
  Change in cash surrender value of life insurance..........       131      1,046
  Deferred income tax provision.............................     2,177     (1,120)
  Changes in current assets and liabilities:
    Receivables, net........................................   (21,122)    (8,275)
    Prepaid expenses and other..............................   (10,287)     3,925
    Accounts payable and accrued liabilities................     1,667      4,825
    Accrued payroll and related expenses....................     2,976     (1,409)
  Other.....................................................    (4,282)    (4,033)
                                                              --------   --------
    Net cash (used in) provided by continuing operations....    (4,367)    14,201
    Net cash used in discontinued operations................      (686)      (943)
                                                              --------   --------
    Net cash (used in) provided by operating activities.....    (5,053)    13,258
                                                              --------   --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................    (9,460)   (51,312)
  Dry-docking costs.........................................    (6,953)    (9,492)
  Proceeds from asset disposition...........................     3,384      1,359
  Proceeds from sale of MTL Petrolink Corp., net of cash
    sold....................................................       500     16,336
  Deposits of restricted funds..............................    (1,544)    (8,937)
  Cash assumed from consolidation of Variable Interest
    Entity..................................................     1,915         --
  Payments on receivable from related party.................        --     (2,933)
  Receipts on notes receivable..............................       (85)       284
                                                              --------   --------
    Net cash used in investing activities...................   (12,243)   (54,695)
                                                              --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................    60,909     86,759
  Borrowings on Revolving Credit Agreement..................    10,000     30,000
  Repayments on Revolving Credit Agreement..................   (15,000)   (15,000)
  Payments on long-term debt................................   (65,446)   (11,928)
  Debt issuance costs.......................................      (279)    (6,063)
  Payment of rate lock agreement............................    (7,967)        --
  Retirement of stock.......................................      (235)      (164)
                                                              --------   --------
    Net cash (used in) provided by financing activities.....   (18,018)    83,604
                                                              --------   --------
    Net (decrease) increase in cash and cash equivalents....   (35,314)    42,167
    Cash and cash equivalents at beginning of period........    43,575     33,421
                                                              --------   --------
    Cash and cash equivalents at end of period..............  $  8,261   $ 75,588
                                                              ========   ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial condition and cash flows for the interim periods have been made. Results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 133"), addresses certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 shall be applied prospectively.

     SFAS 150, "Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity" addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.

     The Company will adopt SFAS 149 and SFAS 150 on July 1, 2003. The adoption of these standards will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 -- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In January 1997, Marine Transport Corporation ("MTC"), a wholly owned subsidiary of the Company, arranged a transaction with an unconsolidated Variable Interest Entity (the "VIE") by which MTC: (a) sold a vessel to the VIE;
(b) time chartered the vessel back from the VIE; and (c) time chartered the vessel to a third party. As consideration for the sale of the Vessel, MTC received from the VIE a total of: (a) approximately $40,000 in cash; and (b) a note receivable for $9,000. After considering certain characteristics of the note receivable, it was subsequently recorded at its estimated net realizable value of $3,000. In August of 1999, MTC negotiated the termination of the time charters and arranged a series of bareboat charters for the vessel with periods that extend through November 2006. In January of 2000, MTC received approximately $25,000 from the VIE after the VIE borrowed certain additional amounts from its lenders. Of the approximately $25,000 which was accounted for as debt, $14,395 was outstanding at December 31, 2002.

     Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (the "Interpretation"), the Company followed: (a) EITF 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions"; and (b) EITF 96-21, "Implementation Issues in Accounting for Leasing Transactions Involving Special-Purpose Entities" in determining not to consolidate the VIE. In 1997, an unrelated third party (the "Foundation")

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

capitalized the VIE with a substantive equity payment of $1,500, which represented more than 3% of the total funding of the VIE, in exchange for the beneficial interests in the VIE.

     Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (the "Interpretation"), clarified the accounting treatment of certain entities in which equity investors do not have: (a) the characteristics of a controlling financial interest; or (b) sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted the Interpretation and determined that it is the primary beneficiary of the VIE and consolidated the VIE effective January 1, 2003.

     The Company determined that the total third party equity investment in the VIE at risk, as defined in paragraph 5 of the Interpretation, is $0. While the Foundation capitalized the VIE with a substantive equity payment during 1997, the $1,500 used for that payment was donated to the Foundation by MTC just before it was invested by the Foundation in the VIE. Because the $1,500 was donated to the Foundation, the Company concluded that the Foundation does not, according to the Interpretation, have any equity investment at risk.

     As a result of recording the assets and liabilities of the VIE at their fair value, a cumulative effect of change in accounting principle of $420, net of a $257 deferred tax benefit, ($3.09 per common share) has been recorded in the Unaudited Condensed Consolidated Statement of Operations. Prior year consolidated financial statements have not been restated as a result of the decision to consolidate the VIE.

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
                                                              ========

     As a result of the consolidation of the VIE, the outstanding balance of $25,595 at January 1, 2003 of long-term debt due the VIE's lenders has been consolidated with the Company's financial statements and is treated as if it is the Company's debt. As of June 30, 2003, the outstanding balance of this debt is $23,382. The debt is payable in monthly installments through January 2006 and bears interest at interest rates ranging from 5.0% to 8.35%. As of June 30, 2003, the debt is collateralized by: (a) the VIE's vessel with a net book value of $12,600; (b) all other assets of $1,981; and (b) an assignment of the vessel's earnings. Notwithstanding the accounting requirement to consolidate the VIE's debt with the Company's financial statements, the VIE's lender's have no recourse to the general credit of the Company.

NOTE 3 -- LONG-TERM DEBT

     On January 16, 2003, the Company issued bonds in the amount of $60,909 which are guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 by the United States Department of Transportation, Maritime Administration. The bonds bear interest at a fixed rate of 4.96% and are payable in semiannual installments through 2027. The proceeds from the bonds were used to: (a) refinance the construction financing arranged to build two articulated tug/barge units ("ATB's"), the OCEAN RELIANCE/

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Barge 550-3 and COASTAL RELIANCE/Barge 550-4; and (b) reimburse the Company for expenditures incurred for their construction.

     On May 29, 2002, the Company entered into a rate lock agreement to fix at 5.45% the underlying benchmark rate on the permanent financing arranged for the construction of these two ATB's. The permanent financing, which consists of debt guaranteed pursuant to Title XI of the Merchant Marine Act of 1936, was concluded on January 16, 2003. Because the rate lock agreement was designated as a cash flow hedge, the changes in the fair value of the borrowings subject to the agreement were recognized in other comprehensive income (loss) until the debt was funded. Effective upon the funding of the debt on January 16, 2003, the amount recorded in other comprehensive income (loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The Company's liability under the rate lock agreement was fixed on January 16, 2003 and resulted in a payment to a financial institution in the amount of $7,967. The Company amortized $135 and $260 into interest expense during the three and six months ended June 30, 2003, respectively.

     The Company has received a commitment for a loan from a financing institution for $30,000. The proceeds will be used to fund working capital. The loan is scheduled to be repaid in 24 quarterly installments of $1,250 plus interest at LIBOR plus 1.5%. The loan will be collateralized by four vessels.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4 -- EARNINGS PER COMMON SHARE

     The computations for basic and diluted earnings per common share for the three and six months ended June 30, 2003 and 2002 are as follows:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2003       2002       2003       2002
                                             --------   --------   --------   --------
Numerator:
Income (loss) before cumulative effect of
  change in accounting principle...........  $  2,261   $ (2,930)  $ (1,856)  $ (5,641)
  Less preferred dividends.................      (394)      (440)      (788)      (879)
                                             --------   --------   --------   --------
  Income (loss) for basic earnings per
     common share before cumulative effect
     of change in accounting principle.....     1,867     (3,370)    (2,644)    (6,520)
Cumulative effect of change in accounting
  principle................................        --         --       (420)        --
                                             --------   --------   --------   --------
  Net income (loss) for basic and diluted
     earnings per common share.............  $  1,867   $ (3,370)  $ (3,064)  $ (6,520)
                                             ========   ========   ========   ========
Denominator:
  Basic weighted average shares............   135,927    136,078    135,888    136,096
                                             ========   ========   ========   ========
  Diluted weighted average shares..........   135,927    136,078    135,888    136,096
                                             ========   ========   ========   ========
Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of
     change in accounting principle........  $  13.74   $ (24.77)  $ (19.46)  $ (47.91)
  Cumulative effect of change in accounting
     principle.............................        --         --      (3.09)        --
                                             --------   --------   --------   --------
  Net income (loss)........................  $  13.74   $ (24.77)  $ (22.55)  $ (47.91)
                                             ========   ========   ========   ========
Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of
     change in accounting principle........  $  13.74   $ (24.77)  $ (19.46)  $ (47.91)
  Cumulative effect of change in accounting
     principle.............................        --         --      (3.09)        --
                                             --------   --------   --------   --------
  Net income (loss)........................  $  13.74   $ (24.77)  $ (22.55)  $ (47.91)
                                             ========   ========   ========   ========

     The preferred class A convertible stock is anti-dilutive for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

     The table below summarizes certain financial information for each of the Company's segments and reconciles such information to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002.

                                                   OIL AND
                                       SHIP        CHEMICAL
                                      ASSIST     DISTRIBUTION     ENERGY
                                       AND           AND           AND
                           LINER      ESCORT    TRANSPORTATION    MARINE    SEGMENT                             CONSOLIDATED
                          SERVICES   SERVICES    SERVICES(2)     SERVICES    TOTAL     OTHER(2)   ELIMINATION      TOTAL
                          --------   --------   --------------   --------   --------   --------   -----------   ------------
THREE MONTHS ENDED
JUNE 30, 2003
Operating revenues......  $143,566   $18,775       $ 63,555      $ 15,503   $241,399        --           --       $241,399
Intersegment revenues...        --       216             --         8,249      8,465   $23,866     $(32,331)            --
Depreciation and
  amortization..........     2,496         9          3,160         2,959      8,624     6,192           --         14,816
Operating income
  (loss)................     6,727     3,049          6,825        (7,530)     9,071        --           --          9,071

THREE MONTHS ENDED
JUNE 30, 2002(1)
Operating revenues......  $130,837   $17,887       $ 65,166      $ 23,746   $237,636        --           --       $237,636
Intersegment revenues...       440       386             --         6,659      7,485   $24,077     $(31,562)            --
Depreciation and
  amortization..........     1,754         9          4,607         2,874      9,244     5,037           --         14,281
Operating income
  (loss)................     2,625     2,846         (4,108)       (3,247)    (1,884)       --           --         (1,884)

SIX MONTHS ENDED
JUNE 30, 2003
Operating revenues......  $277,333   $37,056       $114,203      $ 32,609   $461,201        --           --       $461,201
Intersegment revenues...        --       441             --        15,904     16,345   $49,259     $(65,604)            --
Depreciation and
  amortization..........     4,834        18          6,343         6,161     17,356    11,793           --         29,149
Operating income
  (loss)................     7,373     5,558          7,331       (14,429)     5,833        --           --          5,833

SIX MONTHS ENDED
JUNE 30, 2002(1)
Operating revenues......  $251,683   $35,500       $135,161      $ 41,764   $464,108        --           --       $464,108
Intersegment revenues...       861       614             --        12,921     14,396   $45,967     $(60,363)            --
Depreciation and
  amortization..........     3,539        18          8,327         5,801     17,685     9,284           --         26,969
Operating income
  (loss)................       594     5,726         (4,648)       (4,540)    (2,868)       --           --         (2,868)

---------------

(1) MTL Petrolink Corp. was sold on May 15, 2002.

(2) During the second quarter of 2003, the Company contributed a subsidiary from the Oil and Chemical Distribution and Transportation Services segment to the Other segment. Intersegment revenues and depreciation and amortization expenses have been restated for the quarters and six months ended June 30, 2003 and 2002 to reflect this transaction. There was no effect on the operating income of either of these segments.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the carriage of ocean cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material.

     Operating revenues from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                              UNITED    ALL FOREIGN   CONSOLIDATED
                                                              STATES     COUNTRIES       TOTAL
                                                             --------   -----------   ------------
THREE MONTHS ENDED JUNE 30, 2003
Operating revenues.........................................  $210,690     $30,709       $241,399

THREE MONTHS ENDED JUNE 30, 2002
Operating revenues.........................................  $212,498     $25,138       $237,636

SIX MONTHS ENDED JUNE 30, 2003
Operating revenues.........................................  $400,190     $61,011       $461,201
Property and equipment, net................................  $542,331     $ 4,790       $547,121

SIX MONTHS ENDED JUNE 30, 2002
Operating revenues.........................................  $414,073     $50,035       $464,108
Property and equipment, net................................  $534,389     $ 6,470       $540,859

NOTE 6 -- ACQUISITIONS

     In July 2003, the Company purchased an apparel transportation company which will be included in the Liner Services segment. The purchase price of $3,357, net of cash acquired, will be adjusted for certain working capital adjustments and payments based on earnings. The Company is currently determining the fair value of the assets and liabilities in order to allocate the purchase price.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     Environmental costs represent reclamation costs expended by the Company. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when the Company's responsibility for environmental remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of contamination of property and the Company's share of remediation responsibility. Historically, actual provisions for environmental costs have not differed materially from accrued amounts.

     In the second quarter of 2003, the Company reached an agreement with an insurance underwriter to settle its claim for all costs expended to date and future costs related to environmental remediation resulting from occurrences prior to 1986. The $1,000 settlement, which reduced claims expense in the second quarter of 2003, is recorded in the Company's Unaudited Condensed Consolidated Balance Sheet in Other Receivables at June 30, 2003.

     The Company is currently a defendant with respect to approximately 15,000 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, and New Jersey.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     The Company has insurance coverage that reimburses the Company for a substantial portion of the costs incurred defending against open asbestos claims. This coverage also reimburses the Company for a substantial portion of amounts the Company pays to settle claims and amounts awarded in court judgments. The coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of many years for the Company. The amount of insurance coverage available to the Company depends on the nature of the alleged exposure to asbestos and the specific subsidiary against which an asbestos claim is asserted.

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of asbestos claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the applicable jurisdiction and other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their eventual resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Company does not include any amounts in its reserves for existing asbestos related cases or cases that may be filed in the future in the matter before Judge Weiner. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

     The Company has executed agreements for the construction of operating equipment for approximately $4,908. Lease financing of this equipment is being negotiated. The Company has entered into a construction agreement for two vessels for approximately $5,874. Approximately $328 has been spent on these agreements as of June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following presentation of Management's Discussion and Analysis ("MD&A") of Crowley Maritime Corporation's (the "Company's") financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q and in the December 31, 2002 consolidated financial statements and notes thereto, along with the MD&A included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2003 amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on March 24, 2003 (collectively, the "Form 10-K"). Dollar figures included in MD&A are stated in thousands of dollars, except for share and per share amounts.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of the unaudited condensed consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact these unaudited condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, to goodwill, to revenue recognition, to litigation and to environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. See "Note 1 -- Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" and "Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K, as amended, for details regarding all of the Company's critical and significant accounting policies.

NEW ACCOUNTING STANDARDS

     For a complete discussion of new accounting standards, see Notes 1 and 2 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part
1 -- Financial Information -- Item 1. Financial Statements".

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     Consolidated operating revenues for the three months ended June 30, 2003 increased $3,763 or 1.6%, to $241,399 compared with $237,636 for the second quarter in 2002. This increase was primarily attributed to: (a) an increase in revenue in our Liner Services segment due to an increase in container and non-container volume and an increase in average revenue per twenty-foot equivalent units, or TEU ("average revenue"); and (b) an increase in revenue due to the operation of four new articulated tug/barge units (the "ATB's") during the second quarter of 2003. The increase was partially offset by: (a) the sale of MTL Petrolink Corp. on May 15, 2002; and (b) a decrease in revenues earned related to outfitting and mobilization for transportation of oil exploration cargo to Sakhalin Island, Russia.

     Consolidated operating expenses for the three months ended June 30, 2003 decreased $4,605 or 2.1%, to $211,566 compared with $216,171 for the second quarter in 2002. The decrease is primarily attributed to the sale of MTL Petrolink Corp. on May 15, 2002. This decrease was offset by an overall increase in labor, fuel, repair and maintenance costs on the Company's tugs and barges and the cost of operating the ATB's during the second quarter of 2003. Consolidated general and administrative expenses decreased $1,837 or 20.2%, to $7,255 in 2003 from $9,092 in 2002. This decrease was primarily attributable to a decrease in split-dollar life insurance costs. Consolidated depreciation and amortization expense increased $535 or 3.7%, to $14,816 in 2003 from $14,281 in 2002 primarily as the result of depreciation of the ATB's in the second quarter of 2003 offset by the effect of no depreciation for vessels sold in 2002. Consolidated asset recoveries, net increased $1,285 to a recovery of $1,309 in 2003 from a recovery of $24 in 2002. These gains resulted from the sale of three vessels, surplus properties and equipment during the three months ended June 30, 2003 and the sale of equipment during the three months ended June 30, 2002.

     As a result, the consolidated operating income for the three months ended June 30, 2003 increased $10,955 to $9,071 compared with an operating loss of $1,884 for the three months ended June 30, 2002.

     Interest income for the three months ended June 30, 2003 decreased $20 or 20.2%, to $79 compared with $99 for the three months ended June 30, 2002. This decrease was due to a decrease in the Company's average cash and cash equivalents amounts during this period and lower interest rates in the second quarter of 2003.

     As a result of increased interest expenses arising from the debt arranged for the construction of the ATB's which were delivered in 2002, interest expense for the three months ended June 30, 2003 increased $2,097 or 62.5%, to $5,450 compared with $3,353 for the second quarter in 2002. Interest expense also increased due to lower capitalized interest in the second quarter of 2003 compared with the second quarter of 2002 related to the construction period of these units.

     The minority interest in consolidated subsidiaries decreased $199, or 42.7% for the three months ended June 30, 2003 to income of $267 compared with $466 for the three months ended June 30, 2002. This decrease is due to the Company's joint venture with Stolt-Nielsen S.A. The Company owns 75% of the interest in the joint venture and Stolt-Nielsen S.A. owns the remaining 25%. The total loss of the joint venture was $1,173 and $1,847 during the second quarters of 2003 and 2002, respectively.

     Income tax expense for the three months ended June 30, 2003 increased $3,500 to $1,800 compared with an income tax benefit of $1,700 for the second quarter in 2002. The effective tax rate was 44% and 37% for the second quarter of 2003 and 2002, respectively. The increase in the effective tax rate results from changes in the Company's projections of pre-tax income and permanent differences.

     As a result, net income attributable to common shareholders for the three months ended June 30, 2003 increased $5,237 to $1,867 ($13.74 basic and diluted earnings per common share) in 2003 compared with a net loss attributable to common shareholders of $3,370 ($24.77 basic and diluted loss per common share) for the second quarter of 2002.

     The Company provides diversified transportation services in the United States domestic and international markets. The Company is organized to provide services in four lines of business: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services and Energy and Marine Services. During the second quarter of 2003, the Company contributed a subsidiary from the Oil and Chemical Distribution and Transportation Services segment to the Other segment. Intersegment revenues and depreciation and amortization expenses have been restated for the quarters ended and six months ended June 30, 2003 and 2002 to reflect this transaction. There was no effect on the operating income of either of these segments. The following is a discussion of the results of operations of the Company's segments.

  Liner Services

     Operating revenues from our Liner Services segment for the three months ended June 30, 2003 increased $12,729 or 9.7%, to $143,566 compared with $130,837 for the second quarter in 2002. The increase in revenues is primarily attributable to a 9.1% increase in container and noncontainer volume and an increase of 54.1% in other logistical service revenues. This increase was partially offset by a 0.8% decrease in average revenue. The Company's container and noncontainer volume during the second quarter of 2003 and 2002 was 144,586 TEUs and 132,466 TEUs, respectively. The Company experienced a 14.9% increase in the Puerto Rico and Caribbean Islands Service container and noncontainer volume and a 1.4% increase in container and noncontainer volume in the Latin America Service. In the second quarter of 2003, average revenue in the Puerto Rico and Caribbean Islands Service remained consistent with the second quarter of 2002. The Latin America Service experienced a 0.8% decrease in average revenue compared with the second quarter of 2002 due to competitive pressures. The increase in other logistical service revenues was primarily due to revenue earned from a transportation service provider which was purchased in October 2002.

     Operating expenses for the three months ended June 30, 2003 increased $10,126 or 8.4%, to $130,118 compared with $119,992 for the second quarter in 2002. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs.

     Depreciation and amortization for the three months ended June 30, 2003 increased $742 or 42.3%, to $2,496 compared with $1,754 for the second quarter in 2002. The increase was directly attributable to an increase in dry-dock amortization of $606. Liner Services amortized dry-dock costs for five vessels in the second quarter of 2003 compared with two vessels in the second quarter of 2002. In general, dry-dock costs are amortized over a two year period, or over a period to the next scheduled dry-dock, which ever is less.

     Asset recoveries, net for the three months ended June 30, 2003 increased $451 to a recovery of $474 compared with a recovery of $23 for the second quarter in 2002. These gains resulted from disposals of two vessels and equipment during the second quarter of 2003 and disposals of equipment during the second quarter of 2002.

     As a result, the operating income from Liner Services for the three months ended June 30, 2003 increased $4,102 to $6,727 compared with $2,625 for the second quarter in 2002.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the three months ended June 30, 2003 increased $888 or 5.0%, to $18,775 compared with $17,887 for the second quarter of 2002. The increase was directly attributable to an increase in rates which included a fuel surcharge to cover increasing fuel prices. Vessel utilization during the second quarter of 2003 was 71% compared with 75% during the second quarter of 2002.

     Operating expenses for the three months ended June 30, 2003 increased $683 or 4.7%, to $15,251 compared with $14,568 for the second quarter in 2002. The increase was directly attributable to the increase in vessel related costs due to increased labor, fuel and repairs and maintenance costs of vessels.

     As a result, operating income of Ship Assist and Escort Services for the three months ended June 30, 2003 increased $203 to $3,049 compared with $2,846 for the second quarter in 2002.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the three months ended June 30, 2003 decreased $1,611 or 2.5%, to $63,555 compared with $65,166 for the second quarter of 2002. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and a decrease in the number of vessels in service during the second quarter of 2003 compared with the second quarter of 2002. This decrease was partially offset by an increase in revenue earned in 2003 from the operation of three ATB's placed in service during the third and fourth quarters of 2002 and one ATB placed in service in the second quarter of 2003. There was also an overall increase in vessel utilization (79.9% in 2003 compared with 69.5% in 2002). The increase in vessel utilization is a result of increased trading activity among West Coast refineries.

     Operating expenses for the three months ended June 30, 2003 decreased $10,386 or 16.6%, to $52,151 compared with $62,537 for the second quarter of 2002. This decrease was primarily attributable to the expenses which were not incurred due to the sale of MTL Petrolink Corp. on May 15, 2002, and a decrease in the number of vessels in service during the second quarter of 2003 compared with the second quarter of 2002. The decrease was partially offset by an overall increase in vessel utilization and increased expenses in 2003 related to the operation of three ATB's placed in service during the third and fourth quarters of 2002 and one ATB placed in service in the second quarter of 2003.

     Depreciation and amortization for the three months ended June 30, 2003 decreased $1,447 or 31.4%, to $3,160 compared with $4,607 for the second quarter in 2002. The decrease was directly attributable to a decrease in depreciation of $702 and a decrease in dry-dock amortization for vessels of $609. The decrease in depreciation was directly related to a decrease in depreciation from the sale of vessels which was partially offset by additional depreciation recognized as a result of the consolidation of the VIE. Dry-dock costs were amortized for one vessel during the second quarter of 2003 compared with three vessels during the second quarter of 2002. In general, dry-dock costs are amortized over a two year period , or over a period to the next scheduled dry-dock, which ever is less.

     Asset recoveries, net for the three months ended June 30, 2003 increased $88 as compared with the second quarter in 2002. These gains resulted from the sale of a vessel during the second quarter of 2003.

     As a result, the operating income of Oil and Chemical Distribution and Transportation Services for the three months ended June 30, 2003 increased $10,933 to $6,825 compared with a loss of $4,108 for the second quarter in 2002.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the three months ended June 30, 2003 decreased $8,243 or 34.7%, to $15,503 compared with $23,746 for the second quarter of 2002. The decrease was directly attributable to a reduction from the revenues earned from the outfitting and mobilization for the transportation of oil exploration cargo to Sakhalin Island, Russia. Current indications are that our revenues generated by the operations in Russia will continue to decline substantially this year. This decrease was partially offset by an increase in vessel utilization during the second quarter of 2003 to 40% compared with 39% during the second quarter of 2002. Vessel utilization in this segment is very volatile and it is impacted by oil exploration activity and general economic conditions.

     Operating expenses for the three months ended June 30, 2003 decreased $1,684 or 5.6%, to $28,252 compared with $29,936 for the second quarter in 2002. The decrease was directly attributable to one-time outfitting charges in 2002 related to the Sakhalin Island project, partially offset by increases in vessel related costs due to increased fuel and repairs and maintenance costs on tugs and barges in 2003.

     Asset recoveries, net for the three months ended June 30, 2003 increased $746 to $747 compared with a recovery of $1 for the second quarter in 2002. These gains resulted from the sale of surplus properties during the second quarter of 2003.

     As a result, the operating loss for Energy and Marine Services for the three months ended June 30, 2003 increased $4,283 to $7,530 compared with $3,247 for the second quarter in 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     Consolidated operating revenues for the six months ended June 30, 2003 decreased $2,907 or 0.6%, to $461,201 compared with $464,108 for the six months ended June 30, 2002. The decrease is primarily attributed to: (a) the sale of MTL Petrolink Corp. on May 15, 2002; and (b) a decrease in revenues earned related to outfitting and mobilization for transportation of oil exploration cargo to Sakhalin Island, Russia. This decrease was partially offset by: (a) an increase in revenue in our Liner Services segment due to an increase in container and non-container volume which was offset by a decrease in average revenue due to competitive pressures; and (b) an increase in revenue from the operation of the ATB's during the first and second quarters of 2003.

     Consolidated operating expenses for the six months ended June 30, 2003 decreased $12,130 or 2.9%, to $411,698 compared with $423,828 for the six months ended June 30, 2002. The decrease is primarily attributed to the sale of MTL Petrolink Corp. on May 15, 2002. This decrease was offset by an overall increase in labor, fuel, repair and maintenance costs on the Company's tugs and barges and the cost of operating the ATB's during the first and second quarters of 2003. Consolidated general and administrative expenses decreased $823 or 4.9%, to $16,102 in 2003 from $16,925 in 2002. This decrease was primarily attributable to a decrease in split-dollar life insurance costs. Consolidated depreciation and amortization expense increased $2,180 or 8.1%, to $29,149 in 2003 from $26,969 in 2002 primarily as the result of depreciation relating to the operations of the ATB's during 2003. Consolidated asset recoveries, net increased $835 to a recovery of $1,581 in 2003 from a recovery of $746 in 2002. These gains resulted from the sale of three vessels, land, surplus properties and equipment during the six months ended June 30, 2003 and one vessel, land and equipment during the six months ended June 30, 2002.

     As a result, the consolidated operating income for the six months ended June 30, 2003 increased $8,701 to $5,833 compared with an operating loss of $2,868 for the six months ended June 30, 2002.

     Interest income for the six months ended June 30, 2003 decreased $4 or 1.9%, to $203 compared with $207 for the six months ended June 30, 2002. This decrease was due to a decrease in the Company's average cash and cash equivalents amounts during this period and lower interest rates during the six months ended June 30, 2003.

     As a result of increased interest expenses arising from the debt arranged for the construction of the ATB's which were delivered in 2002, interest expense for the six months ended June 30, 2003 increased $3,544 or 51.2%, to $10,460 compared with $6,916 for the second quarter in 2002. Interest expense also increased due to lower capitalized interest during the six months ended June 30, 2003 compared with the six months ended June 30, 2002 related to the construction period of the ATB's.

     The minority interest in consolidated subsidiaries increased $330 for the six months ended June 30, 2003 to income of $806 compared with $476 for the six months ended June 30, 2002. This increase is due to the Company's joint venture with Stolt-Nielsen S.A. The Company owns 75% of the interest in the joint venture and Stolt-Nielsen S.A. owns the remaining 25%. The total loss of the joint venture was $3,575 and $1,963 during the second quarter of 2003 and 2002, respectively.

     Income tax benefit for the six months ended June 30, 2003 decreased $1,600 or 50.0%, to $1,600 compared with $3,200 for the second quarter in 2002. The effective tax rate was 46% and 36% for the six months ended June 30, 2003 and 2002, respectively. The increase in the effective tax rate results from changes in the Company's projections of pre-tax income and permanent differences.

     As a result, net loss attributable to common shareholders for the six months ended June 30, 2003 decreased $3,456 to $3,064 ($22.55 basic and diluted loss per common share) in 2003 compared with a net loss attributable to common shareholders of $6,520 ($47.91 basic and diluted loss per common share) for the six months ended June 30, 2002.

  Liner Services

     Operating revenues from our Liner Services segment for the six months ended June 30, 2003 increased $25,650 or 10.2%, to $277,333 compared with $251,683 for the six months ended June 30, 2002. The increase in revenues is primarily attributable to an 11.5% increase in container and noncontainer volume and an increase of 28.7% in other logistical service revenues. This increase was offset by a 2.5% decrease in average revenue. The Company's container and noncontainer volume during the six months ended June 30, 2003 and 2002 was 283,703 TEUs and 254,446 TEUs, respectively. The Company experienced a 17.2% increase in the Puerto Rico and Caribbean Islands Service container and noncontainer volume and a 4.1% increase in container and noncontainer volume in the Latin America Service. In the six months ended June 30, 2003, the Company experienced a 1.6% average revenue decrease in the Puerto Rico and Caribbean Islands Service compared with the six months ended June 30, 2002 due to cargo mix and competitive pressures. In the six months ended June 30, 2003, the Latin America Service experienced a 0.9% decrease in average revenue compared with the six months ended June 30, 2002 due to competitive pressures. The increase in other logistical service revenues was primarily due to revenue earned from a transportation service provider which was purchased in October 2002.

     Operating expenses for the six months ended June 30, 2003 increased $17,943 or 7.6%, to $255,195 compared with $237,252 for the six months ended June 30, 2002. These expenses consisted primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs.

     Depreciation and amortization for the six months ended June 30, 2003 increased $1,295 or 36.6%, to $4,834 compared with $3,539 for the six months ended June 30, 2002. The increase was directly attributable to an increase in dry-dock amortization of $1,052. Liner Services amortized dry-dock costs for five vessels in 2003 compared with two vessels in 2002. In general, dry-dock costs are amortized over a two year period, or over a period to the next scheduled dry-dock, which ever is less.

     Asset recoveries, net for the six months ended June 30, 2003 increased $408 to a recovery of $513 compared with $105 for the six months ended June 30, 2002. These gains resulted from disposals of two vessels and equipment during 2003 and disposals of equipment during 2002.

     As a result, the operating income from Liner Services for the six months ended June 30, 2003 increased $6,779 to $7,373 compared with $594 for the six months ended June 30, 2002.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the six months ended June 30, 2003 increased $1,556 or 4.4%, to $37,056 compared with $35,500 for the six months ended June 30, 2002. The increase was directly attributable to an increase in rates which included a fuel surcharge to cover increasing fuel prices. Vessel utilization during the second quarter of 2003 was 72% compared with 73% during the six months ended June 30, 2002.

     Operating expenses for the six months ended June 30, 2003 increased $1,642 or 5.7%, to $30,461 compared with $28,819 for the six months ended June 30, 2002. The increase was directly attributable to the increase in vessel related costs due to increased labor, fuel, and repairs and maintenance costs of vessels.

     As a result, operating income of Ship Assist and Escort Services for the six months ended June 30, 2003 decreased $168 to $5,558 compared with $5,726 for the six months ended June 30, 2002.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the six months ended June 30, 2003 decreased $20,958 or 15.5%, to $114,203 compared with $135,161 for the six months ended June 30, 2002. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and a decrease in the number of vessels in service during the six months ended June 30, 2003 compared with the six months ended June 30, 2002. This decrease was partially offset by an increase in revenue earned in 2003 from the operation of three ATB's placed in service during the third and fourth quarters of 2002 and one ATB placed in service in the second quarter of 2003. There was also an overall increase in vessel utilization (64.1% in 2003 compared with 61.1% in 2002). The increase in vessel utilization is a result of increased trading activity among West Coast refineries.

     Operating expenses for the six months ended June 30, 2003 decreased $30,219 or 23.7%, to $97,535 compared with $127,754 for the six months ended June 30, 2002. This decrease was primarily attributable to the expenses which were not incurred due to the sale of MTL Petrolink Corp. on May 15, 2002, and a decrease in the number of vessels in service during the second quarter of 2003 compared with the six months ended June 30, 2002. The decrease was partially offset by an overall increase in vessel utilization and increased expenses in 2003 related to the operation of four ATB's placed in service during 2002 and 2003.

     Depreciation and amortization for the six months ended June 30, 2003 decreased $1,984 or 23.8%, to $6,343 compared with $8,327 for the six months ended June 30, 2002. The decrease was directly attributable to a decrease in depreciation of $988 and a decrease in dry-dock amortization for vessels of $724. The decrease in depreciation was directly related to a decrease in depreciation from the sale of vessels which was partially offset by additional depreciation recognized as a result of the consolidation of the VIE. Dry-dock costs were amortized for one vessel during the second quarter of 2003 compared with three vessels during the second quarter of 2002. In general, dry-dock costs are amortized over a two year period, or over a period to the next scheduled dry-dock, which ever is less.

     Asset recoveries, net for the six months ended June 30, 2003 increased $321 as compared with the six months ended June 30, 2002. These gains resulted from the sale of one vessel and land during 2003.

     As a result, the operating income of Oil and Chemical Distribution and Transportation Services for the six months ended June 30, 2003 increased $11,979 to $7,331 compared with a loss of $4,648 for the six months ended June 30, 2002.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the six months ended June 30, 2003 decreased $9,155 or 21.9%, to $32,609 compared with $41,764 for the six months ended June 30, 2002. The decrease was directly attributable to a reduction from the revenues earned from the outfitting and mobilization for the transportation of oil exploration cargo to Sakhalin Island, Russia. Current indications are that our revenues generated by the operations in Russia will continue to decline substantially this year. Vessel utilization during the six months ended June 30, 2003 decreased to 33% compared with 39% during the six months ended June 30, 2002. Vessel utilization in this segment is very volatile and it is impacted by oil exploration activity and general economic conditions.

     Operating expenses for the six months ended June 30, 2003 increased $3,185 or 6.1%, to $55,724 compared with $52,539 for the second quarter in 2002. The increase was directly attributable to increases in vessel related costs due to increased fuel and repairs and maintenance costs on tugs and barges in 2003, partially offset by decreases in one-time outfitting charges in 2002 related to the Sakhalin Island project.

     Depreciation and amortization for the six months ended June 30, 2003 increased $360 or 6.2%, to $6,161 compared with $5,801 for the second quarter in 2002. The increase was directly attributable to depreciation for a vessel placed in service in February 2003 that was previously classified as held for sale.

     Asset recoveries, net for the six months ended June 30, 2003 increased $106, or 16.5% to $747 compared with a recovery of $641 for the six months ended June 30, 2002. These gains resulted from the sale of surplus properties during the six months ended June 30, 2003 compared with the sale of one vessel and land during the six months ended June 30, 2002.

     As a result, the operating loss for Energy and Marine Services for the six months ended June 30, 2003 increased $9,889 to $14,429 compared with $4,540 for the six months ended June 30, 2002.

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

     The Company has received a commitment for a loan from a financing institution for $30,000. The proceeds will be used to fund working capital. The loan is scheduled to be repaid in 24 quarterly installments of $1,250 plus interest at LIBOR plus 1.5%. The loan will be collateralized by four vessels.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2003 AND JUNE 30, 2002

     At June 30, 2003, the Company's cash and cash equivalents totaled $8,261 compared with $75,588 at June 30, 2002.

     Net cash used in continuing operations was $4,367 for the six month period ended June 30, 2003 compared with net cash provided by continuing operations of $14,201 for the six month period ended June 30, 2002. This decrease is primarily the result of an increase in receivables from the United States Government based upon the management by the Company of vessels that were activated for service in the Iraqi conflict during the first six months of 2003.

     Net cash used in discontinued operations was $686 for the six month period ended June 30, 2003 compared with $943 for the six month period ended June 30, 2002.

     Net cash used in investing activities was $12,243 for the six month period ended June 30, 2003 compared with $54,695 for the six month period ended June 30, 2002. The decrease reflects a decrease in capital expenditures ($9,460 in 2003 compared with $51,312 in 2002) associated with the construction and modernization of assets of the Company. The Company spent $6,953 for dry-docking costs for the six months ended June 30, 2003 compared with $9,492 spent in the six months ended June 30, 2002. The Company received an escrow deposit of $500 from the sale of MTL Petrolink Corp. during the second quarter of 2003. This amount, net of income taxes of $189 reduced goodwill. The Company received proceeds of $16,336 from the sale of MTL Petrolink Corp. in the second quarter of 2002. The Company assumed cash of $1,915 from the consolidation of the VIE effective January 1, 2003. There was also a decrease in the Title XI and construction borrowings placed in escrow from $8,937 as of June 30, 2002 to $1,544 as of June 30, 2003.

     Net cash used in financing activities was $18,018 for the six month period ended June 30, 2003 compared with net cash provided by financing activities of $83,604 for the six month period ended June 30, 2002. This decrease was a result of higher principal payments on long-term debt ($65,446 in 2003, which includes the repayment of $49,394 of construction financing used for two ATB's, compared with $11,928 in 2002) and a reduction in the proceeds from issuance of debt. Proceeds of $86,759 were received in 2002 to finance the construction of four ATB's. In 2003, the Company received proceeds from permanent financings in the amount of $60,909 to refinance the construction financing for two ATB's. The Company borrowed $30,000 and repaid $15,000 on its Revolving Credit Agreement in the six months ended June 30, 2002 and borrowed an additional $10,000 and repaid $15,000 in the six months ended June 30, 2003. The Company paid $6,063 of debt issuance costs during the six months ended June 20, 2002 compared with $279 during the six months ended June 30, 2003. The Company paid $7,967 on January 16, 2003 upon maturity of its rate lock agreement.

CAPITAL RESOURCES

     On January 16, 2003, the Company issued bonds to refinance construction financing to build the OCEAN RELIANCE/Barge 550-3 and COASTAL RELIANCE/Barge 550-4 and to reimburse the Company for incurred expenditures. The Company's liability under a rate lock agreement was fixed and paid at that time. For additional information, see Note 3 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial Information -- Item 1. Financial Statements."

     In July 2003, the Company acquired an apparel transportation company. For additional information, see Note 6 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial Information -- Item 1. Financial Statements."

     The Company has executed agreements for the construction of operating equipment for approximately $4,908. Lease financing of this equipment is being negotiated. The Company has entered into a construction agreement for two vessels for approximately $5,874. Approximately $328 has been spent on these agreements as of June 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect the results of our operations and financial condition. The Company's policy is not to use financial instruments for trading purposes or other speculative purposes.

     As discussed in Note 3 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial Information -- Item 1. Financial Statements" which is incorporated by reference, the Company's rate lock agreement was fixed and paid on January 16, 2003.

     The Company has logistical operations in Venezuela. The Company recognizes translation losses on its net assets in Venezuela in other comprehensive loss due to the identification of the functional currency as the Venezuelan Bolivar. For the six months ended June 30, 2003, the Company has recorded a reduction to its assets and liabilities in the amount of $135 and recorded an unrealized loss of $82, net of $53 in deferred taxes to other comprehensive loss. Amounts were determined as of June 30, 2003 based on the foreign currency exchange rate between the Bolivar and the U.S. dollar. For additional information, refer to the Unaudited

Condensed Consolidated Statement of Stockholders' Equity in "Part 1 -- Financial Information -- Item 1. Financial Statements" which is incorporated by reference.

     In January 2003 the government of Venezuela imposed strict restrictions on foreign exchange in an effort to protect international reserves that were negatively affected by a two-month general strike that began in December 2002. Due to the strict restrictions imposed on foreign exchange, the Company has recorded at June 30, 2003 a reserve of $815 as an adjustment to operating revenue for blocked currency. It is uncertain at this time how long the government of Venezuela will continue to impose these strict foreign currency exchange restrictions. However, the Company believes that the restrictions will not have a material effect on the Company's results of operation, financial position or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

     The Company's management, including its principal executive officer (who is the President and Chief Executive Officer) and the principal financial officer (who is the Vice President, Tax and Audit), conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in the Company's internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote or unlikely those conditions may be.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  ENVIRONMENTAL LITIGATION

     Environmental costs represent reclamation costs expended by the Company. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when the Company's responsibility for environmental remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of contamination of property and the Company's share of remediation responsibility. Historically, actual provisions for environmental costs have not differed materially from accrued amounts.

     In the second quarter of 2003, the Company reached an agreement with an insurance underwriter to settle its claim for all costs expended to date and future costs related to environmental remediation resulting from occurrences prior to 1986. The $1,000 settlement, which reduced claims expense in the second quarter of 2003, is recorded in the Company's Unaudited Condensed Consolidated Balance Sheet in Other Receivables at June 30, 2003.

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

     The Company has insurance coverage that reimburses the Company for a substantial portion of the costs incurred defending against open asbestos claims. This coverage also reimburses the Company for a substantial portion of amounts the Company pays to settle claims and amounts awarded in court judgments. The coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of many years for the Company. The amount of insurance coverage available to the Company depends on the nature of the alleged exposure to asbestos and the specific subsidiary against which an asbestos claim is asserted.

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of asbestos claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the applicable jurisdiction and other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their eventual resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Company does not include any amounts in its reserves for existing asbestos related cases or cases that may be filed in the future in this matter before Judge Weiner. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 21, 2003, the Company held its annual meeting of stockholders. The only matter voted upon at the meeting was the election of nominees to the Board of Directors. The nine directors named below whose terms expired in 2003 were reelected for one year terms (expiring in 2004) at this annual meeting. The results of the vote are set forth below.

DIRECTOR                                                   FOR     WITHHELD   ABSTENTIONS
--------                                                 -------   --------   -----------
Philip E. Bowles.......................................  126,002    6,841        9,367
Molly M. Crowley.......................................  125,990    6,853        9,367
Thomas B. Crowley, Jr. ................................  125,992    6,851        9,367
Gary L. Depolo.........................................  132,678      165        9,367
Earl T. Kivett.........................................  132,678      165        9,367
William A. Pennella....................................  126,002    6,841        9,367
Leland S. Prussia......................................  132,666      177        9,367
James B. Rettig........................................  125,945    6,898        9,367
Cameron W. Wolfe, Jr. .................................  125,965    6,878        9,367

     There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

Exhibit 3.1   Certificate of Amendment of Restated Certificate of
              Incorporation of Crowley Maritime Corporation*
Exhibit 3.2   Certificate of Amendment of Restated Certificate of
              Incorporation of Crowley Maritime Corporation*
Exhibit 3.3   Restated Certificate of Incorporation of Crowley Maritime
              Corporation*
Exhibit 3.4   Restated By-Laws of Crowley Maritime Corporation*
Exhibit 11    Statement regarding computation of per share earnings**
Exhibit 31.1  Certification of Chief Executive Officer pursuant to Rules
              13a-14(a) and 15d-14(a)
Exhibit 31.2  Certification of Chief Financial Officer pursuant to Rules
              13a-14(a) and 15d-14(a)
Exhibit 32.1  Certification of Chief Executive Officer pursuant to 18
              U.S.C. Section 1350
Exhibit 32.2  Certification of Chief Financial Officer pursuant to 18
              U.S.C. Section 1350

---------------

 * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

** See Note 4 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.

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

                                          CROWLEY MARITIME CORPORATION
                                                          (Registrant)

August 14, 2003
                                          By:  /s/ THOMAS B. CROWLEY, JR.
                                            ------------------------------------
                                            Thomas B. Crowley, Jr.
                                              Chairman of the Board,
                                            President and Chief Executive
                                              Officer

August 14, 2003
                                          By:    /s/ RICHARD L. SWINTON
                                            ------------------------------------
                                            Richard L. Swinton
                                            Vice President, Tax and Audit

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
Exhibit 3.1   Certificate of Amendment of Restated Certificate of
              Incorporation of Crowley Maritime Corporation*
Exhibit 3.2   Certificate of Amendment of Restated Certificate of
              Incorporation of Crowley Maritime Corporation*
Exhibit 3.3   Restated Certificate of Incorporation of Crowley Maritime
              Corporation*
Exhibit 3.4   Restated By-Laws of Crowley Maritime Corporation*
Exhibit 11    Statement regarding computation of per share earnings**
Exhibit 31.1  Certification of Chief Executive Officer pursuant to Rules
              13a-14(a) and 15d-14(a)
Exhibit 31.2  Certification of Chief Financial Officer pursuant to Rules
              13a-14(a) and 15d-14(a)
Exhibit 32.1  Certification of Chief Executive Officer pursuant to 18
              U.S.C. Section 1350
Exhibit 32.2  Certification of Chief Financial Officer pursuant to 18
              U.S.C. Section 1350

---------------

 * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

** See Note 4 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.