Form 10-Q
period 2003-09-30
CROWLEY MARITIME CORP
filed 2003-11-12
CIK 1130194

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of November 12, 2003, 89,422 shares of voting common stock, $.01 par value per share, and 46,138 shares of Class N non-voting common stock, $.01 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                   PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    2
         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 2003 and
         2002........................................................    2
         Unaudited Condensed Consolidated Balance Sheets as of
         September 30, 2003 and December 31, 2002....................    3
         Unaudited Condensed Consolidated Statement of Stockholders'
         Equity for the Nine Months Ended September 30, 2003.........    4
         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2003 and 2002.......    5
         Notes to Unaudited Condensed Consolidated Financial
         Statements for the Three and Nine Months Ended September 30,
         2003 and 2002...............................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   13
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   21
Item 4.  Controls and Procedures.....................................   21
                    PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   22
Item 6.  Exhibits and Reports on Form 8-K............................   23
SIGNATURES...........................................................   24

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS           NINE MONTHS
                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
OPERATING REVENUES.................................  $276,071   $275,062   $737,272   $739,170
EXPENSES:
  Operating........................................   233,640    225,645    645,338    649,473
  General and administrative.......................     8,075     10,138     24,177     27,063
  Depreciation and amortization....................    15,778     13,550     44,927     40,519
  Asset recoveries.................................       (24)    (3,743)    (1,605)    (4,489)
                                                     --------   --------   --------   --------
                                                      257,469    245,590    712,837    712,566
                                                     --------   --------   --------   --------
OPERATING INCOME...................................    18,602     29,472     24,435     26,604
OTHER INCOME (EXPENSE):
  Interest income..................................        32        285        235        492
  Interest expense.................................    (5,392)    (4,348)   (15,852)   (11,264)
  Minority interest in consolidated subsidiaries...       541       (102)     1,347        374
  Other income.....................................        (7)       (51)       155        209
                                                     --------   --------   --------   --------
                                                       (4,826)    (4,216)   (14,115)   (10,189)
                                                     --------   --------   --------   --------
INCOME BEFORE INCOME TAXES.........................    13,776     25,256     10,320     16,415
Income tax expense.................................     5,800      9,200      4,200      6,000
                                                     --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................     7,976     16,056      6,120     10,415
Cumulative effect of change in accounting
  principle, net of tax benefit of $257............        --         --       (420)        --
                                                     --------   --------   --------   --------
NET INCOME.........................................     7,976     16,056      5,700     10,415
Preferred stock dividends..........................      (393)      (393)    (1,181)    (1,272)
                                                     --------   --------   --------   --------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS.....  $  7,583   $ 15,663   $  4,519   $  9,143
                                                     ========   ========   ========   ========
Basic earnings per common share....................  $  55.73   $ 115.19   $  33.24   $  67.20
Diluted earnings per common share..................  $  49.14   $  98.97   $  33.24   $  63.61

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
ASSETS
Cash and cash equivalents...................................    $ 31,707        $ 43,575
Receivables, net............................................     160,564         147,346
Prepaid expenses and other assets...........................      48,213          41,805
                                                                --------        --------

TOTAL CURRENT ASSETS........................................     240,484         232,726
Receivable from related party...............................      17,012          16,936
Goodwill....................................................      44,786          45,097
Intangibles, net............................................      15,586          14,211
Other assets................................................      35,861          21,429
Property and equipment, net.................................     539,581         552,895
                                                                --------        --------
TOTAL ASSETS................................................    $893,310        $883,294
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $ 90,419        $102,971
Accrued payroll and related expenses........................      48,082          38,850
Insurance claims payable....................................      15,332          11,370
Unearned revenue............................................       5,644           9,529
Current portion of long-term debt...........................      28,763          29,357
                                                                --------        --------
TOTAL CURRENT LIABILITIES...................................     188,240         192,077

Deferred income taxes.......................................      85,578          76,770
Deferred gain...............................................       3,348           5,356
Other liabilities...........................................      14,021          14,176
Long-term liabilities of discontinued operations............       5,875           6,398
Minority interests in consolidated subsidiaries.............       5,198           4,568
Long-term debt, net of current portion......................     298,355         296,019

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................      31,500          31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 89,426 and 89,710 shares issued and
  outstanding at September 30, 2003 and December 31, 2002,
  respectively..............................................           1               1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares outstanding..............          --              --
Additional paid-in capital..................................      67,354          67,540
Retained earnings...........................................     200,239         195,994
Accumulated other comprehensive loss, net of tax benefit of
  $3,606 and $3,997, respectively...........................      (6,399)         (7,105)
                                                                --------        --------
TOTAL STOCKHOLDERS' EQUITY..................................     292,695         287,930
                                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $893,310        $883,294
                                                                ========        ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                             PREFERRED CLASS A                              CLASS N                                  ACCUMULATED
                             CONVERTIBLE STOCK       COMMON STOCK         COMMON STOCK      ADDITIONAL                  OTHER
                            -------------------   ------------------   ------------------    PAID-IN     RETAINED   COMPREHENSIVE
                            SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     EARNINGS       LOSS
                            -------   ---------   ------   ---------   ------   ---------   ----------   --------   -------------
December 31, 2002.........  315,000    $31,500    89,710      $1       46,138     $  --      $67,540     $195,994      $(7,105)
Stock retired from
  employee benefit
  plans...................       --         --      (284)     --           --        --         (186)        (274)          --
Preferred stock
  dividends...............       --         --        --      --           --        --           --       (1,181)          --
Comprehensive Income:
  Net income..............       --         --        --      --           --        --           --        5,700           --
  Other comprehensive
    loss:
    Foreign currency
      translation
      adjustments, net of
      tax benefit of
      $57.................       --         --        --      --           --        --           --           --          (88)
    Rate lock agreement,
      net of tax expense
      of $448.............       --         --        --      --           --        --           --           --          794
Total comprehensive
  income..................       --         --        --      --           --        --           --           --
                            -------    -------    ------      --       ------     -----      -------     --------      -------
September 30, 2003........  315,000    $31,500    89,426      $1       46,138     $  --      $67,354     $200,239      $(6,399)
                            =======    =======    ======      ==       ======     =====      =======     ========      =======


                             TOTAL
                            --------
December 31, 2002.........  $287,930
Stock retired from
  employee benefit
  plans...................      (460)
Preferred stock
  dividends...............    (1,181)
Comprehensive Income:
  Net income..............
  Other comprehensive
    loss:
    Foreign currency
      translation
      adjustments, net of
      tax benefit of
      $57.................
    Rate lock agreement,
      net of tax expense
      of $448.............
Total comprehensive
  income..................     6,406
                            --------
September 30, 2003........  $292,695
                            ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2003            2002
                                                              -------------   -------------
OPERATING ACTIVITIES:
  Net income................................................    $  5,700        $ 10,415
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Cumulative effect of change in accounting principle.......         420              --
  Depreciation and amortization.............................      44,927          40,519
  Amortization of deferred gain on the sale and leaseback of
    vessels.................................................      (2,008)         (2,009)
  Asset recoveries, net.....................................      (1,605)         (4,489)
  Change in cash surrender value of life insurance..........         (76)          2,436
  Deferred income tax provision.............................       2,749           6,446
  Changes in current assets and liabilities:
    Receivables, net........................................      (9,190)        (23,250)
    Prepaid expenses and other..............................      (6,574)         (4,330)
    Accounts payable and accrued liabilities................       3,082          (3,772)
    Accrued payroll and related expenses....................       9,235           6,829
  Other.....................................................      (5,483)           (946)
                                                                --------        --------
    Net cash provided by continuing operations..............      41,177          27,849
    Net cash used in discontinued operations................      (1,356)         (1,209)
                                                                --------        --------
    Net cash provided by operating activities...............      39,821          26,640
                                                                --------        --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................     (15,174)        (74,408)
  Dry-docking costs.........................................     (18,308)        (11,594)
  Proceeds from asset disposition...........................       3,978           1,785
  Proceeds from sale of MTL Petrolink Corp., net of cash
    sold....................................................         500          18,138
  Deposits of restricted funds..............................      (1,544)         (8,937)
  Acquisitions, net of cash acquired........................      (3,357)             --
  Cash assumed from consolidation of Variable Interest
    Entity..................................................       1,915              --
  Payments on receivable from related party.................          --          (2,933)
  Receipts on notes receivable..............................          40             306
                                                                --------        --------
    Net cash used in investing activities...................     (31,950)        (77,643)
                                                                --------        --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................      60,909         102,906
  Borrowings on Revolving Credit Agreement..................      20,000          50,000
  Repayments on Revolving Credit Agreement..................     (15,000)        (25,000)
  Payments on long-term debt................................     (75,367)        (68,338)
  Debt issuance costs.......................................        (279)         (6,400)
  Payment of rate lock agreement............................      (7,967)             --
  Payment of preferred stock dividends......................      (1,575)         (1,757)
  Redemption of preferred stock.............................          --          (2,367)
  Retirement of common stock................................        (460)           (256)
                                                                --------        --------
    Net cash (used in) provided by financing activities.....     (19,739)         48,788
                                                                --------        --------
    Net decrease in cash and cash equivalents...............     (11,868)         (2,215)
    Cash and cash equivalents at beginning of period........      43,575          33,421
                                                                --------        --------
    Cash and cash equivalents at end of period..............    $ 31,707        $ 31,206
                                                                ========        ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial condition and cash flows for the interim periods have been made. Results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), addresses certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 shall be applied prospectively.

     SFAS 150, "Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity" addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.

     The Company adopted SFAS 149 and SFAS 150 on July 1, 2003. The adoption of these standards did not have a material impact on the Company's financial position, results of operations or cash flows.

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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
                                                               ========

     As a result of the consolidation of the VIE, the outstanding balance of $25,595 at January 1, 2003 of long-term debt due the VIE's lenders has been consolidated with the Company's financial statements and is treated as if it is the Company's debt. As of September 30, 2003, the outstanding balance of this debt is $22,243. The debt is payable in monthly installments through January 2006 and bears interest at interest rates ranging from 5.0% to 8.35%. As of September 30, 2003, the debt is collateralized by: (a) the VIE's vessel with a net book value of $11,852; (b) all other assets of $1,945; and (b) an assignment of the vessel's earnings. Notwithstanding the accounting requirement to consolidate the VIE's debt with the Company's financial statements, the VIE's lender's have no recourse to the general credit of the Company.

NOTE 3 -- ACQUISITIONS

     In July 2003, the Company purchased a transportation management company specializing in the apparel industry, which is included in our Liner Services segment. The purchase price of $3,357, net of cash acquired,

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

will be adjusted for certain working capital adjustments and payments based on earnings. The purchase price consisted of the following:

Receivables.................................................   $ 2,395
Non-compete agreement.......................................     2,372
Property and equipment, net.................................       453
Accrued payroll and related expenses........................    (1,863)
                                                               -------
                                                               $ 3,357
                                                               =======

NOTE 4 -- LONG-TERM DEBT

     On January 16, 2003, the Company issued bonds in the amount of $60,909 which are guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 by the United States Department of Transportation, Maritime Administration. The bonds bear interest at a fixed rate of 4.96% and are payable in semiannual installments through 2027. The proceeds from the bonds were used to: (a) refinance the construction financing arranged to build two articulated tug/barge units ("ATB's"), the OCEAN RELIANCE/ Barge 550-3 and COASTAL RELIANCE/Barge 550-4; and (b) reimburse the Company for expenditures incurred for their construction.

     On May 29, 2002, the Company entered into a rate lock agreement to fix at 5.45% the underlying benchmark rate on the permanent financing arranged for the construction of these two ATB's. The permanent financing, which consists of debt guaranteed pursuant to Title XI of the Merchant Marine Act of 1936, was concluded on January 16, 2003. Because the rate lock agreement was designated as a cash flow hedge, the changes in the fair value of the borrowings subject to the agreement were recognized in other comprehensive income (loss) until the debt was funded. Effective upon the funding of the debt on January 16, 2003, the amount recorded in other comprehensive income (loss) will be recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The Company's liability under the rate lock agreement was fixed on January 16, 2003 and resulted in a payment to a financial institution in the amount of $7,967. The Company amortized $154 and $414 into interest expense during the three and nine months ended September 30, 2003, respectively.

     In October 2003, the Company received proceeds in the amount of $30,000 from a loan from two financial institutions. The proceeds will be used to fund working capital. The loan is scheduled to be repaid in 24 quarterly installments of $1,250 plus interest at LIBOR plus 1.5%. The loan is collateralized by four vessels.

     The Company has received an extension on the expiration date of its $115,000 Amended and Restated Credit Agreement from October 31, 2004 to January 1, 2005.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5 -- EARNINGS PER COMMON SHARE

     The computations for basic and diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                                2003      2002       2003       2002
                                              --------   -------   --------   --------
Numerator:
Income before cumulative effect of change in
  accounting principle......................  $  7,976   $16,056   $  6,120   $ 10,415
  Less preferred dividends..................      (393)     (393)    (1,181)    (1,272)
                                              --------   -------   --------   --------
  Income for basic earnings per common share
     before cumulative effect of change in
     accounting principle...................     7,583    15,663      4,939      9,143
Cumulative effect of change in accounting
  principle.................................        --        --       (420)        --
                                              --------   -------   --------   --------
  Net income for basic earnings per common
     share..................................     7,583    15,663      4,519      9,143
  Plus preferred dividends..................       393       393         --      1,182
                                              --------   -------   --------   --------
  Net income for diluted earnings per common
     share..................................  $  7,976   $16,056   $  4,519   $ 10,325
                                              ========   =======   ========   ========
Denominator:
  Basic weighted average shares.............   136,058   135,975    135,944    136,056
                                              ========   =======   ========   ========
  Diluted weighted average shares...........   162,308   162,225    135,944    162,306
                                              ========   =======   ========   ========
Basic earnings per common share:
  Income before cumulative effect of change
     in accounting principle................  $  55.73   $115.19   $  36.33   $  67.20
  Cumulative effect of change in accounting
     principle..............................        --        --      (3.09)        --
                                              --------   -------   --------   --------
  Net income................................  $  55.73   $115.19   $  33.24   $  67.20
                                              ========   =======   ========   ========
Diluted earnings per common share:
  Income before cumulative effect of change
     in accounting principle................  $  49.14   $ 98.97   $  36.33   $  63.61
  Cumulative effect of change in accounting
     principle..............................        --        --      (3.09)        --
                                              --------   -------   --------   --------
  Net income................................  $  49.14   $ 98.97   $  33.24   $  63.61
                                              ========   =======   ========   ========

     The preferred class A convertible stock is anti-dilutive for the nine months ended September 30, 2003.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 6 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

     The table below summarizes certain financial information for each of the Company's segments and reconciles such information to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002.

                                                   OIL AND
                                       SHIP        CHEMICAL
                                      ASSIST     DISTRIBUTION     ENERGY
                                       AND           AND           AND
                           LINER      ESCORT    TRANSPORTATION    MARINE    SEGMENT                             CONSOLIDATED
                          SERVICES   SERVICES    SERVICES(2)     SERVICES    TOTAL     OTHER(2)   ELIMINATION      TOTAL
                          --------   --------   --------------   --------   --------   --------   -----------   ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2003
Operating revenues......  $147,903   $18,379       $ 88,349      $ 21,440   $276,071        --           --       $276,071
Intersegment revenues...        --       131             --         7,736      7,867   $25,483     $(33,350)            --
Depreciation and
  amortization..........     3,197        19          3,636         3,049      9,901     5,877           --         15,778
Operating income........     3,237     2,380         12,461           524     18,602        --           --         18,602

THREE MONTHS ENDED
SEPTEMBER 30, 2002
Operating revenues......  $138,953   $17,555       $ 90,853      $ 27,701   $275,062        --           --       $275,062
Intersegment revenues...       274       317             --         7,088      7,679   $25,601     $(33,280)            --
Depreciation and
  amortization..........     1,948         9          3,963         2,840      8,760     4,790           --         13,550
Operating income........     6,169     3,181         14,062         6,060     29,472        --           --         29,472

NINE MONTHS ENDED
SEPTEMBER 30, 2003
Operating revenues......  $425,236   $55,435       $202,552      $ 54,049   $737,272        --           --       $737,272
Intersegment revenues...        --       572             --        23,640     24,212   $74,742     $(98,954)            --
Depreciation and
  amortization..........     8,031        37          9,979         9,210     27,257    17,670           --         44,927
Operating income
  (loss)................    10,610     7,938         19,792       (13,905)    24,435        --           --         24,435

NINE MONTHS ENDED
SEPTEMBER 30, 2002(1)
Operating revenues......  $390,636   $53,055       $226,014      $ 69,465   $739,170        --           --       $739,170
Intersegment revenues...     1,135       931             --        20,009     22,075   $73,649     $(95,724)            --
Depreciation and
  amortization..........     5,487        27         12,290         8,641     26,445    14,074           --         40,519
Operating income........     6,763     8,907          9,414         1,520     26,604        --           --         26,604

---------------

(1) MTL Petrolink Corp. was sold on May 15, 2002.

(2) During the second quarter of 2003, the Company contributed a subsidiary from the Oil and Chemical Distribution and Transportation Services segment to the Other segment. Intersegment revenues and depreciation and amortization expenses have been restated for the quarters and nine months ended September 30, 2003 and 2002 to reflect this transaction. There was no effect on the operating income of either of these segments.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the carriage of ocean cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material.

     The Company has restated its foreign revenues for the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002, to include certain foreign revenues previously classified as United States revenue. Operating revenues from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                              UNITED    ALL FOREIGN   CONSOLIDATED
                                                              STATES     COUNTRIES       TOTAL
                                                             --------   -----------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Operating revenues.........................................  $239,316    $ 36,755       $276,071

THREE MONTHS ENDED SEPTEMBER 30, 2002
Operating revenues.........................................  $240,551    $ 34,511       $275,062

NINE MONTHS ENDED SEPTEMBER 30, 2003
Operating revenues.........................................  $629,796    $107,476       $737,272
Property and equipment, net................................  $534,788    $  4,793       $539,581

NINE MONTHS ENDED SEPTEMBER 30, 2002
Operating revenues.........................................  $642,940    $ 96,230       $739,170
Property and equipment, net................................  $543,547    $  6,081       $549,628

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     Environmental costs represent reclamation costs expended by the Company. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to the remediation of existing conditions caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when the Company's responsibility for remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of the contamination of property and the Company's share of the costs of remediation. Historically, actual provisions for environmental costs have not differed materially from accrued amounts.

     In the second quarter of 2003, the Company reached an agreement with an insurance underwriter to settle the Company's claim for all costs expended to date and future costs related to environmental remediation resulting from incidents prior to 1986. The $1,000 settlement, which reduced claims expense in the second quarter of 2003, was collected during the third quarter of 2003.

     The Company is currently a defendant with respect to approximately fifteen thousand maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands, and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge Charles R. Weiner, subject to reinstatement in the future. At present it is not known how long the process will require. It is also not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is unsuccessful, upon reinstatement, it is expected that the cases will be remanded to the Ohio, Michigan, and New Jersey courts.

     The Company has insurance coverage that reimburses it for a substantial portion of the: (a) costs incurred defending against asbestos claims; and (b) amounts the Company pays to settle claims or honor judgments by courts. The coverage is provided by a large number of insurance policies written by dozens of insurance companies that wrote the policies over a period of many years. The amount of insurance coverage depends on the nature of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and the terms and conditions of the specific policy.

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Company does not include any amounts in its reserves for existing asbestos related cases or asbestos related cases that may be filed before Judge Weiner. While it is not feasible accurately to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse effect on our financial condition, operating results or cash flows.

     The Company has executed agreements for the construction of operating equipment for approximately $3,681. Lease financing of this equipment has been completed. The Company has entered into a construction agreement for two vessels for approximately $4,946. Approximately $828 has been spent on these agreements as of September 30, 2003.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of the unaudited condensed consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact these unaudited condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, to goodwill, to revenue recognition, to litigation and to environmental reserves. In particular, the accounting for these areas requires significant judgments by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. See "Note 1 -- Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" and "Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K, as amended, for details regarding all of the Company's critical and significant accounting policies.

NEW ACCOUNTING STANDARDS

     For a complete discussion of new accounting standards, see Notes 1 and 2 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part
1 -- Financial Information -- Item 1. Financial Statements".

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Consolidated operating revenues for the three months ended September 30, 2003 increased $1,009 or 0.4%, to $276,071 compared with $275,062 for the third quarter in 2002. This increase was primarily attributed to: (a) an increase in fuel prices for the Company's resale fuel; (b) an increase in revenues due to the acquisition of transportation management companies specializing in the apparel industry; and (c) an increase in the Company's container and non-container volume and average revenue per twenty-foot equivalent unit, or TEU ("average revenue") as compared with the third quarter of 2002. The increase was partially offset by: (a) fewer vessels operating as a result of vessel disposals and (b) a decrease in revenues earned from the vessel mobilization and transportation of oil exploration cargo to Sakhalin Island, Russia.

     Consolidated operating expenses for the three months ended September 30, 2003 increased $7,995 or 3.5%, to $233,640 compared with $225,645 for the third quarter in 2002. The increase is primarily attributed to an increase in labor, fuel, transportation, and repair and maintenance costs on the Company's equipment and vessels. Consolidated general and administrative expenses decreased $2,063 or 20.3%, to $8,075 in 2003 from $10,138 in 2002. This decrease was primarily attributable to a change in cash surrender value of split-dollar life insurance. Consolidated depreciation and amortization expense increased $2,228 or 16.4%, to $15,778 in

2003 from $13,550 in 2002 primarily as the result of depreciation of the ATB's in the third quarter of 2003 and additional depreciation recognized as a result of the consolidation of the VIE. The increase was also attributed to an increase in drydock amortization of $551 in 2003. These increases were partially offset by the lack of depreciation expense for vessels sold in 2002. Consolidated asset recoveries, net decreased $3,719 to a recovery of $24 in 2003 from a recovery of $3,743 in 2002. These gains resulted from the sale of two vessels and equipment, which was offset by the writeoff of vessel improvements during the three months ended September 30, 2003. During the three months ended September 30, 2002, one vessel and various equipment were sold; and one vessel was destroyed by fire, resulting in a gain net of incurred costs from involuntary conversion.

     As a result, the consolidated operating income for the three months ended September 30, 2003 decreased $10,870 to $18,602 compared with $29,472 for the three months ended September 30, 2002.

     Interest income for the three months ended September 30, 2003 decreased $253 or 88.8%, to $32 compared with $285 for the three months ended September 30, 2002. This decrease was due to a reduction in the Company's average cash and cash equivalents amounts on hand and lower interest rates during this period.

     Interest expense for the three months ended September 30, 2003 increased $1,044 or 24.0%, to $5,392 compared with $4,348 for the third quarter in 2002. The increase was directly attributable to: (a) increased interest expenses arising from the debt arranged for the construction of the ATB's which were delivered in 2002; and (b) lower capitalized interest in the third quarter of 2003 compared with the third quarter of 2002 when these units were under construction.

     The minority interest in consolidated subsidiaries increased $643, for the three months ended September 30, 2003 to income of $541 compared with a loss of $102 for the three months ended September 30, 2002. This decrease is due to the Company's joint venture with Stolt-Nielsen S.A. The Company owns 75% of the interest in the joint venture and Stolt-Nielsen S.A. owns the remaining 25%. The total loss of the joint venture was $1,858 during the third quarter of 2003 and the total income was $339 during the third quarter of 2002.

     Income tax expense for the three months ended September 30, 2003 decreased $3,400 or 37.0% to $5,800 compared with $9,200 for the third quarter in 2002. The effective tax rate was 42% and 36% for the third quarters of 2003 and 2002, respectively. The increase in the effective tax rate results from changes in the Company's projections of pre-tax income and permanent differences.

     As a result, net income attributable to common shareholders for the third quarter of 2003 decreased $8,080 to $7,583 ($55.73 basic earnings per common share and $49.14 diluted earnings per common share) compared with $15,663 ($115.19 basic earnings per common share and $98.97 diluted earnings per common share) for the third quarter of 2002.

     The Company provides diversified transportation services in the United States domestic and international markets. The Company is organized to provide services in four lines of business: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services and Energy and Marine Services. During the second quarter of 2003, the Company contributed a subsidiary from the Oil and Chemical Distribution and Transportation Services segment to the Other segment. Intersegment revenues and depreciation and amortization expenses have been restated for the quarters ended and nine months ended September 30, 2003 and 2002 to reflect this transaction. There was no effect on the operating income of either of these segments. The following is a discussion of the results of operations of the Company's segments.

  Liner Services

     Operating revenues from our Liner Services segment for the three months ended September 30, 2003 increased $8,950 or 6.4%, to $147,903 compared with $138,953 for the third quarter in 2002. The increase in revenues is primarily attributable to a 1.0% increase in container and noncontainer volume, a 3.2% increase in average revenue, and an increase of 112.9% in other logistical service revenues. The Company's container and noncontainer volume during the third quarter of 2003 and 2002 was 142,928 TEUs and 141,566 TEUs, respectively. The Company experienced a 4.3% increase in the Puerto Rico and Caribbean Islands Service container and noncontainer volume and a 3.6% decrease in container and noncontainer volume in the Latin America Service. In the third quarter of 2003, average revenue in the Puerto Rico and Caribbean Islands

Service increased 4.5% compared with the third quarter of 2002 due to cargo mix and increased rates. The Latin America Service experienced a 1.3% decrease in average revenue compared with the third quarter of 2002 due to competitive pressures and declining economic conditions in Latin America. The increase in other logistical service revenues was primarily due to revenues earned from the acquisition of transportation service providers purchased in July 2003 and October 2002.

     Operating expenses for the three months ended September 30, 2003 increased $11,803 or 9.5%, to $136,408 compared with $124,605 for the third quarter in 2002. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs, and labor costs.

     Depreciation and amortization for the three months ended September 30, 2003 increased $1,249 or 64.1%, to $3,197 compared with $1,948 for the third quarter in 2002. The increase was directly attributable to an increase in dry-dock amortization of $1,259. Liner Services amortized dry-dock costs for five vessels in the third quarter of 2003 compared with three vessels in the third quarter of 2002. Dry-dock costs are amortized over a period to the next scheduled dry-dock, but not in excess of three years.

     Asset recoveries, net for the three months ended September 30, 2003 increased $136 to a recovery of $173 compared with $37 for the third quarter in 2002. These gains resulted from disposals of equipment during the third quarters of 2003 and 2002.

     As a result, the operating income from Liner Services for the third quarter of 2003 decreased $2,932 to $3,237 compared with $6,169 for the third quarter in 2002.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the three months ended September 30, 2003 increased $824 or 4.7%, to $18,379 compared with $17,555 for the third quarter of 2002. The increase was directly attributable to an increase in rates which included a fuel surcharge to cover increasing fuel prices. Vessel utilization during the third quarter of 2003 was 71% compared with 72% during the third quarter of 2002.

     Operating expenses for the three months ended September 30, 2003 increased $1,579 or 11.4%, to $15,380 compared with $13,801 for the third quarter in 2002. The increase was directly attributable to the increase in vessel related costs due to increased labor, fuel and repairs and maintenance costs of vessels.

     As a result, operating income of Ship Assist and Escort Services for the three months ended September 30, 2003 decreased $801 to $2,380 compared with $3,181 for the third quarter in 2002.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the three months ended September 30, 2003 decreased $2,504 or 2.8%, to $88,349 compared with $90,853 for the third quarter of 2002. The decrease was directly attributable to a decrease in the number of vessels in service during the third quarter of 2003 compared with the third quarter of 2002. This decrease was partially offset by an increase in revenue earned in 2003 from an increase in resale fuel prices and the operation of three ATB's placed in service during the third and fourth quarters of 2002 and one ATB placed in service during the second quarter of 2003. There was also an overall increase in vessel utilization (89% in 2003 compared with 88% in 2002).

     Operating expenses for the three months ended September 30, 2003 decreased $3,789 or 5.1%, to $70,576 compared with $74,365 for the third quarter of 2002. This decrease was primarily attributable to a decrease in the number of vessels in service during the third quarter of 2003 compared with the third quarter of 2002. The decrease was partially offset by an overall increase in vessel utilization and increased expenses in 2003 related to an increase in the price of fuel which is purchased for resale and the operation of the ATB's.

     Depreciation and amortization for the three months ended September 30, 2003 decreased $327 or 8.3%, to $3,636 compared with $3,963 for the third quarter in 2002. The decrease was directly attributable to a $300 decrease in dry-dock amortization for vessels which was partially offset by an increase in depreciation of $109.

The decrease in depreciation was caused by the sale of vessels which was partially offset by additional depreciation recognized as a result of the consolidation of the VIE. Dry-dock costs were amortized for three vessels during the third quarter of 2003 compared with two vessels during the third quarter of 2002. Dry-dock costs are amortized over a period to the next scheduled dry-dock, but not in excess of three years.

     Asset recoveries (charges), net for the three months ended September 30, 2003 decreased $3,706 to a charge of $1 as compared with a recovery of $3,705 in the third quarter in 2002. During the third quarter of 2002, one vessel and various equipment were sold; and one vessel was destroyed by fire, resulting in a gain net of incurred costs from involuntary conversion.

     As a result, the operating income of Oil and Chemical Distribution and Transportation Services for the three months ended September 30, 2003 decreased $1,601 to $12,461 compared with $14,062 for the third quarter in 2002.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the three months ended September 30, 2003 decreased $6,261 or 22.6%, to $21,440 compared with $27,701 for the third quarter of 2002. The decrease was directly attributable to a reduction from the revenues earned from the vessel mobilization and transportation of oil exploration cargo to Sakhalin Island, Russia. Current indications are that our revenues generated by the operations in Russia will continue to decline substantially this year. This decrease was partially offset by an increase in vessel utilization in other markets during the third quarter of 2003 to 66% compared with 54% during the third quarter of 2002, principally driven by increased vessel activity in the Gulf of Mexico. Vessel utilization in this segment is very volatile and it is impacted by oil exploration activity and general economic conditions.

     Operating expenses for the three months ended September 30, 2003 decreased $460 or 1.8%, to $24,549 compared with $25,009 for the third quarter in 2002. The decrease was directly attributable to one-time outfitting charges in 2002 related to the Sakhalin Island project, partially offset by: (a) mobilization and outfitting costs for vessels moving to the Gulf of Mexico; and (b) increases in vessel related costs due to increased labor, fuel and repairs and maintenance costs on tugs and barges in 2003.

     Depreciation and amortization for the three months ended September 30, 2003 increased $209 or 7.4%, to $3,049 compared with $2,840 for the third quarter in 2002. The increase was the result of a catch-up in depreciation for a reactivated vessel that was previously classified as held for sale and depreciation on vessel refurbishments completed in 2002.

     Asset recoveries (charges), net for the three months ended September 30, 2003 decreased $149 to a charge of $148 compared with a recovery of $1 for the third quarter in 2002. This charge resulted from the writeoff of vessel improvements offset by the sale of two vessels during the third quarter of 2003.

     As a result, the operating income for Energy and Marine Services for the third quarter of 2003 decreased $5,536 to $524 compared with $6,060 for the third quarter in 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Consolidated operating revenues for the nine months ended September 30, 2003 decreased $1,898 or 0.3%, to $737,272 compared with $739,170 for the nine months ended September 30, 2002. This decrease was primarily attributed to: (a) the sale of MTL Petrolink Corp. on May 15, 2002; (b) fewer vessels operating as a result of vessel disposals and (c) a decrease in revenues earned from the vessel outfitting and mobilization and the transportation of oil exploration cargo to Sakhalin Island, Russia. The decrease was partially offset by: (a) an increase in fuel prices for the Company's resale fuel; (b) an increase in revenues due to the acquisition of transportation management companies specializing in the apparel industry; and (c) an increase in the Company's container and non-container volume which was offset by a decrease in average revenue per twenty-foot equivalent unit, or TEU ("average revenue") as compared with the nine months ended September 30, 2002.

     Consolidated operating expenses for the nine months ended September 30, 2003 decreased $4,135 or 0.6%, to $645,338 compared with $649,473 for the nine months ended September 30, 2002. The decrease is primarily attributed to the sale of MTL Petrolink Corp. on May 15, 2002. This decrease was offset by an increase in labor, fuel, transportation, and repair and maintenance costs on the Company's equipment and vessels. Consolidated general and administrative expenses decreased $2,886 or 10.7%, to $24,177 in 2003 from $27,063 in 2002.
This decrease was primarily attributable to a change in cash surrender value of split-dollar life insurance. Consolidated depreciation and amortization expense increased $4,408 or 10.9%, to $44,927 in 2003 from $40,519 in 2002 primarily as the result of depreciation relating to the operation of the ATB's during 2003 and additional depreciation recognized as a result of the consolidation of the VIE. The increase was also attributed to an increase in drydock amortization of $1,418 in 2003. These increases were partially offset by the effect of no depreciation for vessels sold in 2002. Consolidated asset recoveries, net decreased $2,884 to a recovery of $1,605 in 2003 from a recovery of $4,489 in 2002. The gains during the nine months ended September 30, 2003 resulted from the sale of five vessels, land, surplus properties and equipment and were partially offset by a writeoff of vessel improvements. During the nine months ended September 30, 2002, two vessels and various equipment were sold; and one vessel was destroyed by fire, resulting in a gain net of incurred costs from involuntary conversion.

     As a result, the consolidated operating income for the nine months ended September 30, 2003 decreased $2,169 to $24,435 compared with $26,604 for the nine months ended September 30, 2002.

     Interest income for the nine months ended September 30, 2003 decreased $257 or 52.2%, to $235 compared with $492 for the nine months ended September 30, 2002. This decrease was due to a decrease in the Company's average cash and cash equivalents amounts on hand and lower interest rates during this period.

     Interest expense for the nine months ended September 30, 2003 increased $4,588 or 40.7%, to $15,852 compared with $11,264 for the third quarter in 2002. The increase was directly attributable to: (a) increased interest expenses arising from the debt arranged for the construction of the ATB's which were delivered in 2002; and (b) lower capitalized interest during the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 when these units were under construction.

     The minority interest in consolidated subsidiaries increased $973 for the nine months ended September 30, 2003 to income of $1,347 compared with $374 for the nine months ended September 30, 2002. This increase is due to the Company's joint venture with Stolt-Nielsen S.A. The Company owns 75% of the interest in the joint venture and Stolt-Nielsen S.A. owns the remaining 25%. The total loss of the joint venture was $5,434 and $1,624 during the nine months ended September 30, 2003 and 2002, respectively.

     Income tax expense for the nine months ended September 30, 2003 decreased $1,800 or 30.0%, to $4,200 compared with $6,000 for the nine months ended September 30, 2002. The effective tax rate was 41% and 37% for the nine months ended September 30, 2003 and 2002, respectively. The increase in the effective tax rate results from changes in the Company's projections of pre-tax income and permanent differences.

     As a result, net income attributable to common shareholders for the nine months ended September 30, 2003 decreased $4,624 to $4,519 ($33.24 basic and diluted earnings per common share) in 2003 compared with $9,143 ($67.20 basic earnings per common share and $63.61 diluted earnings per common share) for the nine months ended September 30, 2002.

  Liner Services

     Operating revenues from our Liner Services segment for the nine months ended September 30, 2003 increased $34,600 or 8.9%, to $425,236 compared with $390,636 for the nine months ended September 30, 2002. The increase in revenues is primarily attributable to a 7.7% increase in container and noncontainer volume and an increase of 59.5% in other logistical service revenues. This increase was offset by a 0.6% decrease in average revenue. The Company's container and noncontainer volume during the nine months ended September 30, 2003 and 2002 was 426,631 TEUs and 396,012 TEUs, respectively. The Company experienced a 12.5% increase in the Puerto Rico and Caribbean Islands Service container and noncontainer volume and a 1.4% increase in container and noncontainer volume in the Latin America Service. In the nine months ended September 30, 2003, the Company experienced a 0.4% average revenue increase in the Puerto Rico and Caribbean Islands Service compared with the nine months ended September 30, 2002 due to cargo mix. In the nine months ended September 30, 2003, the Latin America Service experienced a 1.0% decrease in average revenue compared with the nine months ended September 30, 2002 due to competitive pressures and declining economic conditions in Latin America. The increase in other logistical service revenues was primarily due to revenues earned from the acquisition of transportation service providers purchased in July 2003 and October 2002.

     Operating expenses for the nine months ended September 30, 2003 increased $29,746 or 8.2%, to $391,603 compared with $361,857 for the nine months ended September 30, 2002. These expenses consisted primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs, and labor costs.

     Depreciation and amortization for the nine months ended September 30, 2003 increased $2,544 or 46.4%, to $8,031 compared with $5,487 for the nine months ended September 30, 2002. The increase was directly attributable to an increase in dry-dock amortization of $2,311. Liner Services amortized dry-dock costs for five vessels in 2003 compared with three vessels in 2002 Dry-dock costs are amortized over a period to the next scheduled dry-dock but not in excess of three years.

     Asset recoveries, net for the nine months ended September 30, 2003 increased $544 to a recovery of $686 compared with $142 for the nine months ended September 30, 2002. These gains resulted from disposals of two vessels and equipment during 2003 and disposals of equipment during 2002.

     As a result, the operating income from Liner Services for the nine months ended September 30, 2003 increased $3,847 to $10,610 compared with $6,763 for the nine months ended September 30, 2002.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the nine months ended September 30, 2003 increased $2,380 or 4.5%, to $55,435 compared with $53,055 for the nine months ended September 30, 2002. The increase was directly attributable to an increase in rates which included a fuel surcharge to cover increasing fuel prices. Vessel utilization was 72% compared with 73% during the nine months ended September 30, 2003 and 2002, respectively.

     Operating expenses for the nine months ended September 30, 2003 increased $3,221 or 7.6%, to $45,841 compared with $42,620 for the nine months ended September 30, 2002. The increase was directly attributable to the increase in vessel related costs due to increased labor, fuel, and repairs and maintenance costs of vessels.

     As a result, operating income of Ship Assist and Escort Services for the nine months ended September 30, 2003 decreased $969 to $7,938 compared with $8,907 for the nine months ended September 30, 2002.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the nine months ended September 30, 2003 decreased $23,462 or 10.4%, to $202,552 compared with $226,014 for the nine months ended September 30, 2002. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and a decrease in the number of vessels in service during the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. This decrease was partially offset by an increase in revenue earned in 2003 from an increase in resale fuel prices and the operation of three ATB's placed in service during the third and fourth quarters of 2002 and one ATB placed in service during the second quarter of 2003. There was also an overall increase in vessel utilization (72% in 2003 compared with 70% in 2002). The increase in vessel utilization is a result of increased trading activity among West Coast refineries.

     Operating expenses for the nine months ended September 30, 2003 decreased $34,008 or 16.8%, to $168,111 compared with $202,119 for the nine months ended September 30, 2002. This decrease was primarily attributable to the expenses which were not incurred due to the sale of MTL Petrolink Corp. on

May 15, 2002, and a decrease in the number of vessels in service during the nine months ended September 30,2003 compared with the nine months ended September 30, 2002. The decrease was partially offset by an overall increase in vessel utilization and increased expenses in 2003 related to an increase in resale fuel prices and the operation of four ATB's placed in service during 2002 and 2003.

     Depreciation and amortization for the nine months ended September 30, 2003 decreased $2,311 or 18.8%, to $9,979 compared with $12,290 for the nine months ended September 30, 2002. The decrease was directly attributable to a decrease in depreciation of $1,422 and a decrease in dry-dock amortization for vessels of $481. The decrease in depreciation was caused by the sale of vessels which was partially offset by additional depreciation recognized as a result of the consolidation of the VIE. Dry-dock costs were amortized for three vessels during the third quarters of 2003 and 2002. Dry-dock costs are amortized over a period to the next scheduled dry-dock, but not in excess of three years.

     Asset recoveries, net for the nine months ended September 30, 2003 decreased $3,385 to $320 as compared with $3,705 for the nine months ended September 30, 2002. These gains resulted from the sale of one vessel and land during 2003. During 2002, one vessel and various equipment were sold; and one vessel was destroyed by fire, resulting in a gain net of incurred costs from involuntary conversion.

     As a result, the operating income of Oil and Chemical Distribution and Transportation Services for the nine months ended September 30, 2003 increased $10,378 to $19,792 compared with $9,414 for the nine months ended September 30, 2002.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the nine months ended September 30, 2003 decreased $15,416 or 22.2%, to $54,049 compared with $69,465 for the nine months ended September 30, 2002. The decrease was directly attributable to a reduction from the revenues earned from: (a) the vessel outfitting and mobilization and the transportation of oil exploration cargo to Sakhalin Island, Russia; and (b) government and commercial contract activity on the West Coast. Current indications are that our revenues generated by the operations in Russia will continue to decline substantially this year. This decrease was partially offset by increased vessel activity in the Gulf of Mexico. Vessel utilization remained constant at 44% during the nine months ended September 30, 2003 and 2002. Vessel utilization in this segment is very volatile and it is impacted by oil exploration activity and general economic conditions.

     Operating expenses for the nine months ended September 30, 2003 increased $2,725 or 3.5%, to $80,273 compared with $77,548 for the nine months ended September 30, 2002. The increase was directly attributable to: (a) mobilization and outfitting costs for vessels moving to the Gulf of Mexico; and (b) increases in vessel related costs due to increased labor, fuel and repairs and maintenance costs on tugs and barges in 2003. The increase was partially offset by decreases in one-time outfitting charges in 2002 related to the Sakhalin Island project.

     Depreciation and amortization for the nine months ended September 30, 2003 increased $569 or 6.6%, to $9,210 compared with $8,641 for the nine months ended September 30, 2002. The increase was the result of a catch-up in depreciation for a reactivated that was previously classified as held for sale and depreciation on vessel refurbishments completed in 2002.

     Asset recoveries, net for the nine months ended September 30, 2003 decreased $43, or 6.7% to $599 compared with $642 for the nine months ended September 30, 2002. These gains resulted from the sale of two vessels and surplus properties, which were partially offset by a writedown of vessel improvements during the nine months ended September 30, 2003 compared with the sale of one vessel and land during the nine months ended September 30, 2002.

     As a result, the operating loss for Energy and Marine Services for the nine months ended September 30, 2003 increased $15,425 to $13,905 compared with operating income of $1,520 for the nine months ended September 30, 2002.

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

     In October 2003, the Company received proceeds in the amount of $30,000 from a loan from two financial institutions. The proceeds will be used to fund working capital. The loan is scheduled to be repaid in 24 quarterly installments of $1,250 plus interest at LIBOR plus 1.5%. The loan is collateralized by four vessels.

     The Company has received an extension on the expiration date of its $115,000 Amended and Restated Credit Agreement from October 31, 2004 to January 1, 2005.

     The Company has been engaged in discussions with Northland Holdings, Inc. concerning a possible purchase by the Company of all the stock or assets of Yukon Fuel Company and/or Service Oil & Gas, Inc. as well as certain vessels and other assets used in Yukon's fuel distribution business in Alaska. The parties have not arrived at a definitive agreement concerning the terms of any such transaction and there can be no assurance that these discussions will lead to such an agreement or a purchase of such stock or assets by the Company. Any such transaction is subject to, among other things, the negotiation, execution and delivery of a definitive acquisition agreement, completion by the Company of its due diligence investigation, approval of such agreement by the board of directors of the Company, receipt of necessary consents from certain lenders to the Company, and the parties' joint determination that such a transaction could be effected in compliance with applicable state and federal antitrust laws.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2003 AND SEPTEMBER 30,
2002

     At September 30, 2003, the Company's cash and cash equivalents totaled $31,707 compared with $31,206 at September 30, 2002.

     Net cash provided by continuing operations was $41,177 for the nine month period ended September 30, 2003 compared with net cash provided by continuing operations of $27,849 for the nine month period ended September 30, 2002.

     Net cash used in discontinued operations was $1,356 for the nine month period ended September 30, 2003 compared with $1,209 for the nine month period ended September 30, 2002.

     Net cash used in investing activities was $31,950 for the nine month period ended September 30, 2003 compared with $77,643 for the nine month period ended September 30, 2002. The decrease reflects a decrease in capital expenditures ($15,174 in 2003 compared with $74,408 in 2002) associated with the construction and modernization of assets of the Company. The Company spent $18,308 for seven vessel dry-dockings during the nine months ended September 30, 2003 compared with $11,594 spent on five vessel dry-dockings during the nine months ended September 30, 2002. The Company received proceeds from asset dispositions of $3,978 during the nine months ended September 30, 2003 compared with $1,785 received during the nine months ended September 30, 2002. The Company received the balance of the purchase price of $500 from the sale of MTL Petrolink Corp. during the second quarter of 2003. This amount, net of income taxes of $189, reduced goodwill. The Company received proceeds of $18,138 from the sale of MTL Petrolink Corp. in the third quarter of 2002. In the third quarter of 2003, the Company purchased a transportation management company specializing in the apparel industry for $3,357. The Company assumed cash of $1,915 from the consolidation of the VIE effective January 1, 2003. There was a decrease in the Title XI and construction borrowings for the construction of the ATB's placed in escrow from $8,937 for the nine months ended September 30, 2002 to $1,544 for the nine months ended September 30, 2003.

     Net cash used in financing activities was $19,739 for the nine month period ended September 30, 2003 compared with net cash provided by financing activities of $48,788 for the nine month period ended September 30, 2002. This decrease was a result of higher principal payments on long-term debt ($75,367 in 2003, which includes the repayment of $49,394 of construction financing used for two ATB's, compared with long-term debt in the amount of $68,338 in 2002) and a reduction in the proceeds from issuance of debt. In 2002, proceeds in the amount of $102,906 were received to finance the construction of four ATB's. In 2003, the Company received proceeds of $60,909 from permanent financings to refinance the construction financing for two of the ATB's. The Company borrowed $50,000 and repaid $25,000 on its Revolving Credit Agreement in the nine months ended September 30, 2002 and borrowed an additional $20,000 and repaid $15,000 in the nine months ended September 30, 2003. The Company paid $6,400 of debt issuance costs during the nine months ended September 20, 2002 compared with $279 during the nine months ended September 30, 2003. The Company paid $7,967 on January 16, 2003 upon maturity of its rate lock agreement. The Company redeemed $2,367 of its Redeemable Preferred Class B stock during the nine months ended September 30, 2002.

CAPITAL RESOURCES

     On January 16, 2003, the Company issued bonds to: (a) refinance the construction financing arranged to build the OCEAN RELIANCE/Barge 550-3 and COASTAL RELIANCE/Barge 550-4; and (b) reimburse the Company for incurred expenditures. The Company's liability under a rate lock agreement was fixed and paid at that time. For additional information, see Note 4 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial Information -- Item 1. Financial Statements."

     In July 2003, the Company acquired a transportation management company specializing in the apparel industry. For additional information, see Note 3 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part
1 -- Financial Information -- Item 1. Financial Statements."

     The Company has executed agreements for the construction of operating equipment for approximately $3,681. Lease financing of this equipment has been completed. The Company has entered into a construction agreement for two vessels for approximately $4,946. Approximately $828 has been spent on these agreements as of September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (AMOUNTS IN THOUSANDS)

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect the results of our operations and financial condition. The Company's policy is not to use financial instruments for trading purposes or other speculative purposes.

     As discussed in Note 4 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial Information -- Item 1. Financial Statements" which is incorporated by reference, the Company's rate lock agreement was fixed and paid on January 16, 2003.

     In February 2003, the Government of Venezuela introduced restrictions on the exchange of Venezuelan bolivars (VEB) for U.S. dollars, established the Official Rate of exchange ("Official Rate") at 1,600 VEB, and made exchanges for U.S. dollars subject to Government approval. The Company has continued to translate the financial results for its Venezuela operations using the Official Rate of 1,600 VEB, with a resulting adjustment to other comprehensive income. As a result of the Venezuelan government currency restrictions, the VEB's that were exchanged for U.S. dollars during 2003 were made at 1,600 VEB.

     The Venezuelan government has publicly stated that certain measures are being considered, such as an increase in the Official Rate. The Company is uncertain as to the amount of currency that will be approved for transfer, the timing of such transfers and the exchange rate that would apply to such transfers.

     At September 30, 2003, the Company's net assets in Venezuela have been translated into approximately $5,776. The impact of an increase of 100 VEB in the exchange rate would result in a decrease in other comprehensive income of approximately $160 at September 30, 2003. Any future increases in the exchange rate would result in realized losses on currency exchange transactions.

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

     There were no significant changes in the Company's internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. (AMOUNTS IN THOUSANDS)

  ENVIRONMENTAL LITIGATION

     Environmental costs represent reclamation costs expended by the Company. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to the remediation of existing conditions caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when the Company's responsibility for remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of the contamination of property and the Company's share of the costs of remediation. Historically, actual provisions for environmental costs have not differed materially from accrued amounts.

     In the second quarter of 2003, the Company reached an agreement with an insurance underwriter to settle the Company's claim for all costs expended to date and future costs related to environmental remediation resulting from incidents prior to 1986. The $1,000 settlement, which reduced claims expense in the second quarter of 2003, was collected during the third quarter of 2003.

  ASBESTOS LITIGATION

     The Company is currently a defendant with respect to approximately fifteen thousand maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands, and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge Charles R. Weiner, subject to reinstatement in the future. At present it is not known how long the process will require. It is also not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is unsuccessful, upon reinstatement, it is expected that the cases will be remanded to the Ohio, Michigan, and New Jersey courts.

     The Company has insurance coverage that reimburses it for a substantial portion of the: (a) costs incurred defending against asbestos claims; and (b) amounts the Company pays to settle claims or honor judgments by courts. The coverage is provided by a large number of insurance policies written by dozens of insurance companies that wrote the policies over a period of many years. The amount of insurance coverage depends on the nature of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and the terms and conditions of the specific policy.

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Company does not include any amounts in its reserves for existing asbestos related cases or asbestos related cases that may be filed before Judge Weiner. While it is not feasible accurately to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse effect on our financial condition, operating results or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

Exhibit 3.1     Certificate of Amendment of Restated Certificate of
                Incorporation of Crowley Maritime Corporation*
Exhibit 3.2     Certificate of Amendment of Restated Certificate of
                Incorporation of Crowley Maritime Corporation*
Exhibit 3.3     Restated Certificate of Incorporation of Crowley Maritime
                Corporation*
Exhibit 3.4     Restated By-Laws of Crowley Maritime Corporation*
Exhibit 10.1.1  Amendment No. 1 to the $115,000,000 Amended and Restated
                Credit Agreement
Exhibit 11      Statement regarding computation of per share earnings**
Exhibit 31.1    Certification of Chief Executive Officer pursuant to Rules
                13a-14(a) and 15d-14(a)
Exhibit 31.2    Certification of Chief Financial Officer pursuant to Rules
                13a-14(a) and 15d-14(a)
Exhibit 32.1    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350
Exhibit 32.2    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350

---------------

 * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

** See Note 5 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q. (b) Reports on Form 8-K.

          On October 28, 2003, the Company furnished a report on Form 8-K -- Item 9 Regulation FD Disclosure.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWLEY MARITIME CORPORATION
                                                          (Registrant)

November 12, 2003
                                          By:  /s/ THOMAS B. CROWLEY, JR.
                                            ------------------------------------
                                            Thomas B. Crowley, Jr.
                                              Chairman of the Board,
                                            President and Chief Executive
                                              Officer

November 12, 2003
                                          By:    /s/ RICHARD L. SWINTON
                                            ------------------------------------
                                            Richard L. Swinton
                                            Vice President, Tax and Audit

                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER                              DESCRIPTION
   -------                              -----------
Exhibit 3.1     Certificate of Amendment of Restated Certificate of
                Incorporation of Crowley Maritime Corporation*
Exhibit 3.2     Certificate of Amendment of Restated Certificate of
                Incorporation of Crowley Maritime Corporation*
Exhibit 3.3     Restated Certificate of Incorporation of Crowley Maritime
                Corporation*
Exhibit 3.4     Restated By-Laws of Crowley Maritime Corporation*
Exhibit 10.1.1  Amendment No. 1 to the $115,000,000 Amended and Restated
                Credit Agreement
Exhibit 11      Statement regarding computation of per share earnings**
Exhibit 31.1    Certification of Chief Executive Officer pursuant to Rules
                13a-14(a) and 15d-14(a)
Exhibit 31.2    Certification of Chief Financial Officer pursuant to Rules
                13a-14(a) and 15d-14(a)
Exhibit 32.1    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350
Exhibit 32.2    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350

---------------

 * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

** See Note 5 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.