Form 10-K
period 2003-12-31
CROWLEY MARITIME CORP
filed 2004-03-19
CIK 1130194

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM  10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of the shares of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2003 was $23,993,238 (based upon $1,140 per share being the average of the closing bid and asked price on June 30, 2003 as reported in the Pink Sheets).

     As of March 17, 2004, 89,404 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be used by the registrant in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                          CROWLEY MARITIME CORPORATION
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
          Executive Officers of the Registrant........................   14
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   36
Item 8.   Financial Statements and Supplementary Data.................   38
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   69
Item 9A.  Controls and Procedures.....................................   69
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   70
Item 11.  Executive Compensation......................................   70
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   70
Item 13.  Certain Relationships and Related Transactions..............   70
Item 14.  Principal Accounting Fees and Services......................   70
                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   71
SIGNATURES............................................................   73
EXHIBIT INDEX.........................................................   74

     Certain statements in this Form 10-K and its Exhibits ("Form 10-K") contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the risks described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" of this Form 10-K. Readers should carefully review this Form 10-K in its entirety, including, but not limited to, Crowley Maritime Corporation's consolidated financial statements and the notes thereto. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

     Unless otherwise indicated, dollar amounts are stated in thousands of dollars, except for per share amounts.

                                     PART I

ITEM 1.  BUSINESS

     Unless otherwise noted, references to "the Company", "we", "our" or "us" means Crowley Maritime Corporation, a Delaware corporation, and its subsidiaries. Our principal executive offices are located at 155 Grand Avenue, Oakland, California 94612, and our telephone number is (510) 251-7500. The Company's web site is http://www.crowley.com. Information contained on the Company's web site is not a part of this report.

COMPANY OVERVIEW

     We provide diversified transportation services in domestic and international markets by means of four operating lines of business: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. Liner Services provides scheduled marine transportation services between designated ports, certain complementary inland transportation services, terminal operations, vessel management for third parties, and varied logistics management services. Ship Assist and Escort Services provides ship assist, tanker escort, docking, fire fighting and oil spill response services primarily in ports located on the west coast of the continental United States and in Alaska. Ship Assist and Escort Services also provides emergency towing services. Oil and Chemical Distribution and Transportation Services transports crude oil, petroleum products and chemicals among ports on the east and west coasts of the United States, Alaska, the Gulf of Mexico and Puerto Rico. This segment also manages vessels for third party owners, operates tank farms and distributes and sells fuel oil in Alaska. Energy and Marine Services provides specialized services to companies engaged in the exploration, production and distribution of oil and gas, including project management and logistics, inventory control and emergency response services. Energy and Marine Services also charters tugs, barges and other equipment to third parties for a wide array of services, including towing, transportation and other specialized services. The Company supports all four of its segments by providing corporate services, supervising construction of new vessels and owning vessels which are chartered for use in our operating lines of business. The Company arranges most of the insurance required for its operations through its captive insurance company.

     The Company employs approximately 4,000 people and provides its services using a fleet of more than 270 vessels, consisting of RO/RO (roll on roll off) vessels, LO/LO (lift on lift off) vessels, tankers, tugs and barges. Our land-based facilities and equipment include terminals, warehouses, tank farms, office buildings, trucks, trailers, containers, chassis, cranes and other specialized vehicles.

     The grandfather of our current President, Mr. Thomas B. Crowley, Jr., began our business on the San Francisco Bay in 1892. The business was incorporated in the State of Delaware as "Crowley Maritime Corporation" on December 1, 1972. The present structure, in which Crowley Maritime Corporation is a holding company for our lines of business, was put in place in 1992.

     The Company is predominantly owned by certain members of the Crowley family and Company employees and its shares do not trade on any national securities exchange or in any established trading market. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and Risk Factors in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following table lists the Company's owned, managed and chartered vessels as of December 31, 2003:

                                                                NUMBER
CLASS OF VESSEL                                               OF VESSELS
---------------                                               ----------
OWNED VESSELS
  Tank Ships................................................       3
  580' Triple Deck Barges...................................       4
  730' Triple Deck Barges...................................       5
  Integrated Tug and Barges.................................       2
  Articulated Tugs and Barges...............................       4
  Off Shore Tugs............................................      58
  Tractor Type Tugs.........................................      15
  Near Shore/River Tugs.....................................      12
  1,000-5999 DWT Barges.....................................      23
  6,000-20,000 DWT Barges...................................      40
CHARTERED VESSELS
  Oil Spill Recovery Vessels................................      57
  Tank Ships................................................       1
  LO/LO Ships...............................................       3
  RO/RO Ships...............................................      11
  Miscellaneous Barges......................................       5
MANAGED VESSELS.............................................      28
                                                                 ---
TOTAL VESSELS...............................................     271
                                                                 ===

     From time to time, the Company may transfer vessels between the Company's lines of business to meet changing business needs. Specifically, the Ship Assist and Escort Services, Oil and Chemical Distribution and Transportation Services and Energy and Marine Services use tugs and barges for their operations which, depending upon market conditions, may be shifted and redeployed by the Company among different geographical locations and among the different lines of business. It is the Company's practice to regularly monitor the demands for the services of each of these lines of business and to transfer tugs and barges among them based upon prevailing market conditions. In addition to using tugs and barges (including articulated and integrated tug/barges), Oil and Chemical Distribution and Transportation Services also uses a fleet of tankers which, as a general matter, are not well suited for use by either Ship Assist and Escort Services or Energy and Marine Services.

     For additional information about the Company's lines of business, see "Item
1. Business -- Liner Services", "Item 1. Business -- Ship Assist and Escort Services", "Item 1. Business -- Oil and Chemical Distribution and Transportation Services", and "Item 1. Business -- Energy and Marine Services" below, and Note 20 of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data". For segment financial information concerning our revenues, operating profits and long-lived assets, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 20 of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

LINER SERVICES

     Liner Services provides scheduled marine transportation services between designated ports for the carriage of cargo including containers, trailers, vehicles and oversized cargo, and performs logistics, warehousing, distribution and special cargo handling services, including the carriage of apparel, refrigerated perishable goods and hazardous materials. At December 31, 2003, Liner Services provided service to approximately 25 countries in the Caribbean, Central America and South America with 34 ocean going ships, tugs and barges capable of carrying approximately 11,820 twenty foot equivalent units, or TEUs. Liner Services also leases space for approximately 660 TEU's on three vessels under vessel sharing agreements. Liner Services owns or leases approximately 40,000 pieces of intermodal equipment, including containers, trailers and chassis.

  THE PUERTO RICO AND CARIBBEAN ISLANDS SERVICE

     Our Puerto Rico and Caribbean Islands service provides scheduled liner services between:

     - ports in the United States North Atlantic and ports in Puerto Rico, and

     - ports in the United States South Atlantic and ports in Puerto Rico, U.S. Virgin Islands, certain Caribbean Islands and the Bahamas.

     The Puerto Rico service uses nine triple-deck RO/RO barges. Five of these barges are 730 feet in length, with an average capacity of 924 TEUs. The remaining four barges are 580 feet in length with an average capacity of 617 TEUs. The nine barges are towed by a fleet of ten offshore tugs owned by us. This service also uses one barge for additional dock space. Departures are normally scheduled for three or four times a week from Jacksonville, Florida and once a week from Pennsauken, New Jersey. This service also provides third party vessel management services for eight vessels for the United States government.

     The Caribbean Islands service calls on two ports in the Virgin Islands, three ports in the Caribbean and also provides service to various other ports through connecting carriers. This service uses two time chartered LO/LO vessels. The average capacity of these vessels is 530 TEUs. Departures are scheduled from Jacksonville and Port Everglades, Florida once a week.

     The Bahamas service uses a time chartered RO/RO vessel having a capacity of approximately 191 TEUs. This service has two scheduled departures a week from Jacksonville and Port Everglades, Florida to Nassau, Bahamas.

   THE LATIN AMERICA SERVICE

     Our Latin American Service provides scheduled liner services between:

     - ports in the United States South Atlantic and ports in the Northern Zone of Central America, the Southern Zone of Central America, the Dominican Republic, Haiti, Mexico and Cuba; and

     - ports in the Gulf of Mexico and ports in the Northern Zone of Central America, the Northern Coast of South America and Cuba.

     The United States South Atlantic to the Northern Zone of Central America service employs three time chartered RO/RO vessels with an average capacity of 340 TEUs. This service has three weekly sailings between Port Everglades, Florida and ports in Guatemala and Honduras with overland services to Nicaragua and El Salvador.

     The United States South Atlantic to the Southern Zone of Central America service employs: (a) two time chartered RO/RO vessels with an average capacity of 380 TEUs that provides weekly service between Port Everglades, Florida and Costa Rica, Panama and Guatemala northbound; and (b) one time chartered RO/RO vessel with a capacity of 140 TEUs that provides weekly service between Port Everglades and Costa Rica.

     The Gulf of Mexico to the Northern Zone of Central America service employs three time chartered RO/RO vessels, with an average capacity of 320 TEUs. This service: (a) has three weekly sailings from Gulfport,

Mississippi to Honduras and Guatemala with overland services to Nicaragua and El Salvador; and (b) calls upon Cuba three or four times a month depending on cargo demand.

     The United States South Atlantic to the Dominican Republic service: (a) employs one time chartered RO/RO vessel, with an average capacity of 320 TEU's; and (b) purchases a minimum of 160 TEUs aboard other vessels under a Vessel Slot Purchase Agreement. The service has two sailings a week between Port Everglades, Florida and the Dominican Republic and one sailing a week between Port Everglades, Florida and Haiti.

     The United States South Atlantic to Mexico service employs one time chartered LO/LO vessel with a capacity of 280 TEUs. The service offers one sailing every ten days from Jacksonville and Port Everglades, Florida to Progresso and Veracruz, Mexico and Havana, Cuba.

     The Gulf Latin America Service is operated under a vessel sharing agreement with Lykes Lines Limited LLC, a subsidiary of Canadian Pacific Ltd., APL Limited as agent for and on behalf of American President Lines, Ltd. and TMM Lines Limited, LLC. Three LO/LO vessels with an aggregate capacity of approximately 1,100 to 1,300 TEUs are chartered in and managed by Lykes for this service between ports in Houston, Texas and ports in Mexico, Costa Rica, Colombia, Venezuela and the Dominican Republic. The Company pays for and uses approximately 20% of the total container space in this service. The vessel sharing agreement expires on May 31, 2004 and we have notified our partners that we will not participate in the vessel sharing agreement after that date.

     The charters for the vessels used in the services described above expire between 2004 and 2008. Vessels of the type time chartered by the Company for these services have been readily available and it has not been difficult to charter new vessels or renew the charters for existing vessels.

     Liner Services provides logistics services in Venezuela, Panama, Costa Rica, Honduras, Guatemala, El Salvador and the United States. Logistics services include:

     - freight forwarding, customs clearance and non-vessel owning common carrier and warehousing services;

     - trucking in the United States, the Northern part of South America and Central America;

     - providing facilities, including trailer containers and chassis, trailer and container yards, warehouses and distribution centers; and

     - other logistics optimization activities intended to create efficiencies in the carriage of goods.

     In December 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela and completed the sale in February 2004.

     At December 31, 2003, Liner Services owned or leased, on a long-term basis, marine terminals and container yards in the locations listed in the table below. In those ports where the Company does not own or lease terminals or container yards, it depends upon common use terminals.

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

                        WAREHOUSE AND DISTRIBUTION SPACE

LOCATION                                                      SQUARE FEET
--------                                                      -----------
Jacksonville, Florida.......................................    12,500
Miami, Florida..............................................    84,885
Buena Vista, Honduras.......................................    20,659
Guatemala City, Guatemala...................................    37,535
Export Salva, El Salvador...................................    24,582
Las Cumbres, Panama.........................................    32,293
Valencia, Venezuela.........................................    80,000
Bogota, Colombia............................................     2,422

SHIP ASSIST AND ESCORT SERVICES

     Ship Assist and Escort Services provides ship assist, tanker escort, docking and related services in San Diego, Los Angeles and Long Beach, California, Puget Sound, Washington and Valdez, Alaska. Included within its fleet are 28 tugs ranging in length from 85 feet to 150 feet with between 3,500 and 10,192 brake horsepower, and 62 barges of various sizes, capacities and capabilities. In addition to providing ship assist and escort services, the tugs and barges based in Valdez, Alaska are also capable of providing fire fighting and oil spill response services and are predominantly used for these response services. The tugs operating in San Diego, Los Angeles and Long Beach, California and Puget Sound, Washington primarily provide assistance to large tankers and container vessels as they enter and depart from west coast harbors.

     Numerous vessels which call upon or trade between United States ports are precluded, due to their size, the nature of their cargo or by the application of local regulations from coming within certain distances of the docks where they load or discharge their cargoes without the assistance of one or more tugs. The number of tugs required and the distance at which they must be engaged vary depending upon the port which is called. According to certain regulations intended to protect the environment which apply to ports located in Alaska, Washington and California, tankers loaded with full or partial cargoes of oil are not permitted to enter or leave these ports unless they are escorted by one or more tugs. These tugs are equipped to assume control of the tankers escorted by them in the event that the tankers lose navigational control due to the loss of power or otherwise. In certain cases, these escort tugs are tethered to the tankers that they escort. In certain cases they operate without a tether, but within a prescribed distance of the escorted tanker.

     Our escort tugs typically relinquish responsibility for escorted tankers either at the time that the tankers have passed beyond the jurisdictional boundaries of the port or when the tankers have been met by docking tugs. Our Ship Assist and Escort tugs generally employ three to six crew members and are available 24 hours a day, seven days a week to respond to calls for their services. All of our tugs are constructed of steel and each is powered by one or more diesel engines. After our ship assist tugs have met the vessel which they will be assisting as it approaches or departs from its designated dock, the assisted vessel generally decreases the use of its own propulsion system and relies upon our tugs for the maneuvers required to tie up and depart from a dock safely. All of our tugs are fitted and equipped with special fenders and other equipment which allows them to maintain contact with the vessel which is being served without damaging its hull. Depending upon the demand for their services, it is our practice to keep between two and seven tugs positioned in the ports which we serve.

     We currently provide various marine services to the Alyeska Pipeline Service Company ("Alyeska") pursuant to a long-term master time charter and other related agreements. Alyeska is owned by a group of major oil companies or their subsidiaries, including BP Pipelines (Alaska) Inc., Phillips Transportation Alaska, Inc. and ExxonMobil Pipeline Company. Our relationship with Alyeska began in the early 1970s during construction of the Trans-Alaska Pipeline and we have had formal agreements with Alyeska since 1994. Under the master time charter, Alyeska may, pursuant to separate charter orders which set forth the specific terms and conditions of each time charter, time charter from us either our vessels or vessels owned by third parties as required to provide tanker assist services, tanker escort services, ship docking and other related services needed by the oil companies to transport crude oil by tanker from Alaska to the continental United States. Each of the vessels chartered to Alyeska is manned and operated by us. Under our agreements with Alyeska, we also provide the oil companies with various shore-side services. As of December 31, 2003, 17 vessels owned by us, consisting of 10 tugs, 2 line boats and 5 barges, are under time charter to Alyeska. The tugs currently chartered to Alyeska are also capable of providing fire fighting and oil spill response services.

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

OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     The oil, chemical and petrochemical industries based in the United States require various forms of transportation to supply them with the raw materials required for their plants and to distribute their finished products. While companies engaged in these industries employ numerous forms of transportation, including trucks, railroads and pipelines, certain distribution patterns and requirements make the use of ocean going vessels the most efficient means of transportation. The ocean going vessels used by Oil and Chemical Distribution and Transportation Services consist of tugs, barges (including articulated and integrated tug/barges) and tankers. In each case, the vessels are made of steel and contain a series of tanks, valves, pumps, generators and other equipment required for the carriage of liquid cargoes. All of our barges (including articulated and integrated tug/barges) and tankers are equipped with pumps which are capable of discharging the cargoes which have been loaded by shore based facilities.

     While our towed barges contain the power generation systems necessary to operate both the pumps required to discharge cargo and other equipment, they have no means of self propulsion and depend upon our tugs to be moved between ports. Although there are no accommodation spaces on our barges and they are not manned while being towed between ports, our ocean going tugs used to tow these barges are equipped with living quarters and typically employ a crew of seven. As a general rule, and depending upon the horsepower of the tug which is being used for the tow, our barges typically maintain sea speeds of between 7 and 12 knots per hour.

     Oil and Chemical Distribution and Transportation Services uses four newly constructed articulated tug/barge units. Unlike our oil barges which are towed by steel cables connected to tugs, our articulated tug/barge units are powered by specially designed tug boats which, through mechanical connections that utilize two large cylindrical pins, are connected to special fittings located in notches at the rear of their respective barges. Although the connection between these specially designed tugs and barges is not permanent and the tugs may operate independently of their barges, once the connection has been made, the tugs and barges operate as a single unified vessel. Our articulated tug/barge units employ a crew of eight and are capable of operating at speeds of up to 12 knots per hour.

     Our tankers are powered by steam turbine or diesel propulsion systems and are capable of propelling themselves at speeds of up to approximately 15 knots per hour. Our integrated tug/barge units are powered by diesel engines and are capable of propelling themselves at speeds of up to 14 knots per hour. Each of our tankers and each of our integrated tug/barge units is equipped with living quarters for its crew members. Our tankers typically employ a crew of approximately 28. Our integrated tug/barge units typically employ a crew of approximately 18. Our tanker used for the carriage of crude oil is designed and equipped only to carry one type of cargo. Our tankers and integrated tug/barge units used for the carriage of petroleum products are capable of carrying up to eleven types of cargo simultaneously. Our tanker used for the carriage of chemicals can carry up to 26 different cargoes at the same time.

  THE PETROLEUM SERVICE

     Petroleum Services either owns or leases numerous vessels used for the carriage of crude oil and petroleum products. Among these vessels is a fleet of 21 petroleum barges with capacities of up to 16,550 long tons which are primarily towed by 14 tugs owned by us. The barges and other specially designed vessels carry crude oil and petroleum products among refineries and storage terminals on the West Coast of the United States and Alaska.

     Petroleum Services also owns and/or operates four tank farms in western Alaska with a cumulative storage capacity of approximately 459,000 barrels of petroleum product. A number of our oil barges are used to carry petroleum products purchased for our account to and among various Alaskan ports. A number of these barges also carry, together with the product owned by us, product owned by third parties. The fuel which is purchased by us and carried aboard our barges is sold directly from our vessels and tank farms to customers in western Alaska who are the ultimate consumers.

     The Company has been engaged in discussions with Northland Holdings, Inc. concerning a possible purchase by the Company of all the stock or assets of Yukon Fuel Company and/or Service Oil & Gas, Inc. as well as certain vessels and other assets used in Yukon Fuel Company 's fuel distribution business in Alaska. For further details, refer to "Liquidity and Capital Resources" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  MARINE TRANSPORT CORPORATION

     Marine Transport Corporation ("MTC"), a wholly owned subsidiary acquired by the Company in 2001, either owns or leases numerous vessels used for the carriage of crude oil, petroleum products and chemicals. Among these vessels are 4 tankers and 2 integrated and 4 articulated tug/barges with capacities of up to approximately 135,000 long tons. The barges, tankers and other specially designed vessels carry crude oil, petroleum products and chemicals:

     - among refineries and storage terminals on the East Coast and West Coast of the United States, Alaska and the Gulf of Mexico; and

     - among ports in Puerto Rico and the Gulf of Mexico.

MTC also provides vessel management services for 20 vessels belonging to other owners, including commercial companies and the United States government.

ENERGY AND MARINE SERVICES

     The vessels primarily used by Energy and Marine Services consist of flat deck barges designed for the carriage of heavy loads and tugboats of different sizes and capabilities. Our flat deck barges are unmanned and require the use of our tugs to be moved between job locations.

     Energy and Marine Services provides specialized services to companies engaged, on a worldwide basis, in the exploration, production and distribution of oil and gas. Permanent areas of operation extend from Prudhoe Bay, Alaska to Pedernales, Venezuela and west to the Russian Far East. These services are traditionally provided through specialized marine transportation projects which use assets either owned by the Company or chartered by the Company from the world market as needed.

     We also offer turnkey project management for major infrastructure projects as well as logistics and inventory control services for the oil and gas industry. Past projects range from sea lifting supplies to Alaska for the Trans-Alaska oil pipeline, to delivery of oversized modules for oil and gas exploration and production in Africa, Asia and the Americas. Energy and Marine Services also provides salvage services, charters vessels to third parties, and transports petroleum products under term contracts.

     Due to our extensive network of facilities, our large fleet of vessels and active services over a large geographic area, Energy and Marine Services is able to respond quickly to a variety of situations, including emergencies, and assemble to customer specifications unique configurations of marine equipment which are otherwise unavailable. To provide this service, we use 31 tugs, 41 barges, and 2 crewboats and occupy approximately 15 acres of shore side terminals located in Seattle, Washington.

     During 2002 and/or 2003, Energy and Marine Services was involved in the following projects:

     - providing assistance for the installation of several platforms in the Gulf of Mexico used for oil exploration;

     - supporting diving and oil recovery operations off the coast of California;

     - transporting oil exploration cargo from the United States to Sakhalin Island, Russia, and between ports in Russia;

     - transporting cranes from the United States West Coast to the Gulf of Mexico via the Panama Canal;

     - transporting oilfield equipment from Korea to Alaska;

     - transporting oilfield equipment from the Gulf of Mexico to Argentina; and

     - commencing removal of drilling platform structures in Russia and demobilization of excess materials to the United States.

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

SEASONALITY

     Revenues from Liner Services' trade between Puerto Rico and the United States have historically increased during the latter part of the third quarter and the early part of the fourth quarter of each year in anticipation of increased holiday sales by our customers and declined during the first quarter of each year. The activities of Ship Assist and Escort Services are generally not affected by seasonal factors. The carriage of chemicals and petroleum products among ports in the United States and Puerto Rico by the vessels used by Oil and Chemical Distribution and Transportation Services usually experiences a slight downturn during the summer months because of customer inventory adjustments and refinery shutdowns. The activities of our barges used by Oil and Chemical Distribution and Transportation Services to transport fuel to Alaska tend to increase during the second and third quarters of each year and decline during the first and fourth quarters. It is our practice to redeploy those barges which cannot be used in Alaska during the first and fourth quarters of each year to other areas in which operations are not restricted by weather conditions. The activities of Energy and Marine Services conducted in Alaska and Russia tend to increase during the second and third quarters of each year and decline during the first and fourth quarters.

     For quarterly financial information concerning our revenues, operating profits, net income and earnings per share, see Note 21 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

CUSTOMERS

     Many of our services are provided in response to discrete customer requests for short-term services. For this reason, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. In general, the Company does not depend upon a single customer or a small group of customers, the loss of which would have a material adverse effect on its consolidated financial condition, results of operations, or cash flows. However, the failure to obtain contracts for a significant number of services could, in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

     Ship Assist and Escort Services derives a material amount of its revenues from a group of contracts with Alyeska. In the event that Alyeska decided not to renew a substantial number of these contracts and the Company was not able successfully to redeploy the vessels used for these contracts to other locations, the decision by Alyeska could have a material adverse effect on the results of Ship Assist and Escort Services.

     No material portion of the Company's business is subject to renegotiation of profits by the United States government or termination of contracts or subcontracts at the election of the United States government.

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

  LINER SERVICES

     The services offered by Liner Services between the United States and Puerto Rico currently compete with three principal other carriers: Horizon Lines, Trailer Bridge and Sea Star Line, LLC. The services offered by Liner Services between the United States and Central America currently compete with three principal carriers: Maersk/Sealand, Seaboard, and American President Line. We believe our share of these markets in 2003 was substantial. Major competitors for Logistics services include: United Parcel Service, EXEL, Maersk Logistics, APL Logistics, Sovereign Logistics and Customs and Trade.

  SHIP ASSIST AND ESCORT SERVICES

     Our principal competitor for providing ship assist, tanker escort, docking and lightering services on the West Coast of the United States is Foss Maritime. Numerous other public or privately held companies are also a source of competition. In Southern California, major competitors are Foss Maritime and Millennium Towing Company. In Puget Sound, our major competitor is Foss Maritime. We believe that we had a substantial share of each of the Southern California and Puget Sound markets in 2003.

  OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     We are a major carrier of petroleum products by barge in Alaska and by barge and tanker on the United States West Coast, East Coast, and the Gulf of Mexico. Major competitors in the barge trade are Sause Brothers, Foss Maritime, SeaCoast, Maritrans, Moran and Leevac. Oil companies and independent owners that operate vessels and other modes of petroleum transportation, including pipelines, also compete with our barges for petroleum cargo. Our vessels primarily compete in the carriage of chemicals against certain United States railroads, Allied Towing Corp., and Seabulk International. Our vessels primarily compete in the carriage of petroleum products against certain United States railroads, Seabulk International, American Heavylift Shipping Co., United States Shipping LLC, Maritrans Inc., Keystone Shipping Co. and K-Sea Transportation Partners L.P.

  ENERGY AND MARINE SERVICES

     Our principal United States based competitors for providing energy and marine services: (a) in the Gulf of Mexico include Tidewater, Edison Chouest, Delta Towing, Dolphin Towing, Harvey Gulf Marine, McDonough Marine Service and Otto Candies Marine Transportation and Towing; and (b) on the West Coast are Foss, Seacoast and Sause Brothers. West Coast transportation companies such as Lynden and Northland Services compete with us for general cargo moves, and to a lesser extent, for general towing and emergency services. Among our principal foreign competitors are Seacor Smit, Seaspan and Seaspan Cyprus, Ltd., Anchor Marine Transport of Great Britain, ITC Towing of the Netherlands and Fairplay Towing. Competitors also include segments of the heavy lift shipping industry such as Dockwise and Blue Marlin. In providing logistics services, our primary competitors include ASCO, Sembcorp, Maersk, and S.D.V. Oilfield, which have an international presence. Further competition, primarily for government work, comes from qualified small businesses. In addition to the competitive factors described above, the expenses of Energy and Marine Services may be higher than those of certain competitors who provide similar services with nonunion labor.

GOVERNMENT REGULATION

     The operation of our vessels is subject to regulation under various federal laws and international conventions, as interpreted and implemented by the United States Coast Guard, as well as certain state and local laws.

     Our vessels are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and/or the United States Coast Guard, and to meet operational, security and safety standards presently established by the United States Coast Guard. The United States Coast Guard licenses our seagoing supervisory personnel and certifies our seamen and tankermen.

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

  JONES ACT

     Section 27 of the Merchant Marine Act of 1920, commonly called the Jones Act, is a federal law that restricts maritime transportation between United States ports to vessels built and documented in the United States and owned and operated by United States citizens. Because we carry cargo between United States ports, we are subject to the provisions of this law. Other cabotage laws require all United States vessels to be manned by United States citizens.

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

  ENVIRONMENTAL REGULATION

     All of the Company's operations are subject to various federal, state and local environmental laws and regulations implemented principally by the Environmental Protection Agency, the United States Department of Transportation, the United States Coast Guard and state environmental regulatory agencies. These regulations govern the management of hazardous wastes, discharge of pollutants into the air, surface and underground waters, including rivers, harbors and the 200-mile exclusive economic zone of the United States, and the disposal of certain substances. We are currently involved in the remediation of eleven properties and have budgeted approximately $4.7 million to be spent over the next ten years on these projects. The contamination at these properties is the result of historic operations. We believe that our operations are in material compliance with current environmental laws and regulations.

  OIL POLLUTION ACT OF 1990

     The Oil Pollution Act of 1990 ("OPA 90") established an extensive regulatory and liability regime intended to protect the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters and owners, operators and bareboat charterers of vessels operating in United States waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of establishing liability limits, financial responsibility and response planning requirements, OPA 90 distinguishes tank vessels (which include our chemical and petroleum product tankers, our crude oil carriers and our oil barges) from "other vessels" (which include our tugs and the RO/RO and LO/LO vessels used by Liner Services). As a result of certain oil spills by other shipping companies which received international publicity, our single hulled tankers and barges are subject to heightened scrutiny by our customers and various regulatory bodies.

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

     - the net loss of taxes, royalties, rents, fees and profits by the United States government, and any state or political subdivision thereof;

     - lost profits or impairment of earning capacity due to property or natural resources damage;

     - the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and

     - the loss of subsistence use of natural resources.

     For facilities, the statutory liability of responsible parties is limited to $350 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel; for any "other vessel" such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident proximately caused by violation of federal safety, construction or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities. Although we currently maintain the maximum available pollution liability insurance coverage that is available through the international Protection & Indemnity Insurers, a catastrophic spill could result in liability in excess of available insurance coverage, resulting in a material adverse effect on our business.

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

                                                               NUMBER OF     NUMBER OF
YEAR                                                          OWNED SHIPS   OWNED BARGES
----                                                          -----------   ------------
2004........................................................       --              1
2005........................................................       --              1
2006........................................................        1              2
2007........................................................       --             --
2008........................................................       --             --

     In addition to those vessels listed above, we own 19 other vessels which, during the six year period beginning in 2009, will need to be retrofitted with double hulls in order to continue to carry petroleum or petroleum products in United States waters. While the Company has not completed its study of what it would cost to make such vessels comply with OPA 90 or to replace non-complying vessels with new or used complying vessels, we believe that the cost would represent a material capital expenditure.

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

     We believe we are currently in compliance in all material respects with the environmental laws and regulations to which our operations are subject. We are currently working with different state and federal agencies through agreed upon orders, decrees or voluntary actions on the remediation of the eleven impacted properties mentioned above. We are unaware of any material pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

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

EMPLOYEES

     As of December 31, 2003, we had 3,999 employees, including 1,593 employed on vessels and 2,406 employed at our domestic and foreign offices and other land-based facilities. Approximately 2,425 of the Company's employees are employed under the terms of 36 separate collective bargaining agreements with 12 different unions which, among other things, set forth the wages and benefits of these employees. These agreements have expiration dates ranging from 2004 to 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                     AGE        PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE
----                     ---        ---------------------------------------------
Thomas B. Crowley,       37    Chairman of the Board, President and Chief Executive
  Jr. .................        Officer of the Company since July 1994
William A. Pennella....  59    Vice Chairman of the Board of Directors of the Company
                               since September 2000; Executive Vice President of the
                               Company since January 1996
Albert M. Marucco......  62    Vice President and Treasurer of the Company since
                               November 1982
Richard L. Swinton.....  56    Vice President, Tax and Audit of the Company since
                               September 2000; Controller of the Company from August
                               1994 to September 2000
William P. Verdon......  63    Senior Vice President and General Counsel of the
                               Company since April 1992

ITEM 2.  PROPERTIES

     Our corporate headquarters and executive offices are located at 155 Grand Avenue, Oakland, California 94612, where we lease approximately 15,800 square feet pursuant to a lease which expires in 2008. Liner Services conducts its operations from offices located at 9487 Regency Square Boulevard, Jacksonville, Florida 32225, a 100,000 square foot building owned by the Company. The operations of Ship Assist and Escort Services and the operations of Energy and Marine Services are primarily conducted from offices located at 1102 Southwest Massachusetts Street, Pier 17, Seattle, Washington 98134, where we lease approximately 40,000 square feet pursuant to a lease which expires in 2022. The operations of Oil and Chemical Distribution and Transportation Services are primarily conducted from our offices located at 1200 Harbor Boulevard, Weehawken, New Jersey 07087-0901, where we lease approximately 16,500 square feet pursuant to a lease which expires in 2004, and our offices located at Pier 17, in Seattle, Washington. Beginning May 2004, our operations located at Weehawken, New Jersey will be moved to 100 Lighting Way, Secaucus, New Jersey 07094, where we will lease approximately 14,030 square feet pursuant to a lease which expires in 2010.

     We also maintain additional facilities in the United States and abroad to support our businesses, including warehouse facilities and dock facilities in Jacksonville, Florida, Port Everglades, Florida, Pennsauken, New Jersey, Valdez, Alaska, Seattle, Washington, and San Juan, Puerto Rico, some of which serve as ports-of-call for many customers. In addition, we maintain strategically dispersed operating bases, and offices in Houston, Texas, Long Beach, California, Atlanta, Georgia, New Orleans, Louisiana, Vancouver, Washington, and Rye Brook, New York.

     We believe that all of our facilities and equipment are in good condition, well maintained and able to support our current operations. For additional information concerning our properties, see the information concerning our fleet of vessels and certain other properties as set forth in "Item 1. Business" of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

ASBESTOS LITIGATION

     The Company is currently a defendant with respect to approximately sixteen thousand maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, California and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge Charles R. Weiner, subject to reinstatement in the future. At present, it is not known how long the process will require. It is also not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is unsuccessful, upon reinstatement, it is expected that the cases will be remanded to the Ohio and Michigan courts.

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

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. During 2003, there were 44 claims reinstated related to these asbestos claims. The Company has accrued $813 as an estimate of the ultimate outcome of this litigation. The Company has also recorded a receivable from its insurance companies of $479 related to these claims. While it is not feasible accurately to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse effect on our financial condition, operating results or cash flows.

     Prior to 2001, the Company recorded its asbestos-related reserves based on its best estimate of the total cost of the outstanding claims. These estimates were based on actual costs for settled claims, evidence of liability and damages as well as industry data regarding the ultimate cost of outstanding asbestos litigation. During 2001, it became clear based on consultation with legal counsel and upon the lack of progress since the cases were administratively dismissed that the ultimate outcome of the outstanding cases was uncertain and that the accrual of loss contingency requirements of Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" were not met due to the unreliability of the loss estimate. As a result, the Company was no longer able to estimate the amount of probable loss or range of probable loss relating to these asbestos cases and reversed $4,321 of asbestos-related reserves. This was recorded as a reduction to claims expense in general and administrative expenses in 2001.

ENVIRONMENTAL LITIGATION

     Environmental costs represent reclamation costs expended by the Company. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when the Company's responsibility for remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of the contamination of property and the Company's share of remediation. Historically, actual provisions for environmental costs have not differed materially from accrued amounts.

     During 2003 and 2002, the Company reached agreements with its insurance underwriters to settle all costs incurred to date and any future costs related to environmental remediation resulting from occurrences prior to 1986. The amounts of the settlements were $1,000 and $5,324, in 2003 and 2002, respectively, net of unrecoverable amounts due to insolvency of certain underwriters. Both of these settlements were collected during 2003. As a result of these settlements, the Company increased its estimated liabilities by $3,095 in 2002 for any remaining environmental remediation. The Company also recognized $1,000 and $2,229 as a reduction to claims expense in 2003 and 2002, respectively. Refer to "Item 8. Financial Statements and Supplementary Data" for additional information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for our common stock. Shares of our common stock are neither listed on any national securities exchange, nor presently traded on any public stock exchange or in any other public market and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a public trading market in our common stock. Although quotations for shares of our common stock may be obtained in the Pink Sheets (a centralized quotations service that collects and publishes market maker quotes for over-the-counter securities), because secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would currently be willing to purchase or sell such shares.

     The following table shows the range of high and low closing bid prices (in dollars per share) for our common stock, as reported in the Pink Sheets, for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED DECEMBER 31, 2003
Fourth Quarter(1)...........................................  $1,036   $1,036
Third Quarter(1)............................................  $1,036   $1,030
Second Quarter..............................................  $1,100   $1,030
First Quarter(1)............................................  $1,207   $1,100
FISCAL YEAR ENDED DECEMBER 31, 2002
Fourth Quarter..............................................  $1,222   $1,207
Third Quarter(1)............................................  $1,230   $1,215
Second Quarter..............................................  $1,225   $1,202
First Quarter(1)............................................  $1,219   $1,205

---------------

(1) No trades during this quarter

     As of March 1, 2004, we had 487 stockholders of record of our voting common stock and one holder of record of our Class N non-voting common stock.

     We pay no dividends on our common stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings to finance operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors may deem relevant. Payment of cash dividends on our common stock is currently prohibited by the terms of certain agreements to which the Company is a party. (See Note 12 to the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".)

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

     In December 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. In February 2004, the Company sold its Logistics operations for $1,506. Accordingly, all financial information in "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" have been restated to present the Venezuela operations separately from continuing operations.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                2003       2002       2001       2000       1999
                                              --------   --------   --------   --------   ---------
STATEMENT OF OPERATIONS DATA:
Operating revenues..........................  $978,007   $972,857   $992,935   $795,384   $ 767,734
Operating income............................    42,208     40,624     42,001     41,270      11,484
Income (loss) from continuing operations
  before discontinued operations and
  cumulative effect of change in accounting
  principle.................................    14,418     18,336     20,125     20,505      (5,750)
Loss from discontinued operations, net of
  tax benefit...............................    (1,177)    (1,064)       (44)      (252)    (28,743)
Cumulative effect of change in accounting
  principle, net of tax benefit.............      (420)        --         --         --          --
Net income (loss)...........................    12,821     17,272     20,081     20,253     (34,493)
Preferred stock dividends...................    (1,575)    (1,666)    (1,849)    (2,031)     (2,213)
Net income (loss) attributable to common
  shareholders..............................  $ 11,246   $ 15,606   $ 18,232   $ 18,222   $ (36,706)
Basic Earnings Per Common Share:
Income (loss) from continuing operations
  before discontinued operations and
  cumulative effect of change in accounting
  principle.................................  $  94.64   $ 122.56   $ 134.46   $ 136.71   $  (58.70)
Loss from discontinued operations...........     (8.67)     (7.82)     (0.32)     (1.86)    (211.88)
Cumulative effect of change in accounting
  principle.................................     (3.10)        --         --         --          --
                                              --------   --------   --------   --------   ---------
Net income (loss)...........................  $  82.87   $ 114.74   $ 134.14   $ 134.85   $ (270.58)
                                              ========   ========   ========   ========   =========
Diluted Earnings Per Common Share:
Income (loss) from continuing operations
  before discontinued operations and
  cumulative effect of change in accounting
  principle.................................  $  89.03   $ 112.44   $ 122.41   $ 124.23   $  (58.70)
Loss from discontinued operations...........     (7.27)     (6.55)     (0.27)     (1.56)    (211.88)
Cumulative effect of change in accounting
  principle.................................     (2.59)        --         --         --          --
                                              --------   --------   --------   --------   ---------
Net income (loss)...........................  $  79.17   $ 105.89   $ 122.14   $ 122.67   $ (270.58)
                                              ========   ========   ========   ========   =========
                                                               AS OF DECEMBER 31,
                                              -----------------------------------------------------
                                                2003       2002       2001       2000       1999
                                              --------   --------   --------   --------   ---------
BALANCE SHEET DATA:
Current assets..............................  $369,734   $232,726   $200,618   $261,582   $ 244,352
Non current assets..........................   640,916    650,568    603,248    428,938     414,222
                                              --------   --------   --------   --------   ---------
Total assets................................  $1,010,650 $883,294   $803,866   $690,520   $ 658,574
                                              ========   ========   ========   ========   =========
Current liabilities.........................  $213,378   $192,077   $199,661   $178,432   $ 190,826
Other non current liabilities...............   115,732    107,268     98,000     74,034      61,296
Long-term debt..............................   381,803    296,019    224,017    172,407     155,871
Redeemable preferred stock..................        --         --      2,367      4,739       7,109
Stockholders' equity........................   299,737    287,930    279,821    260,908     243,472
                                              --------   --------   --------   --------   ---------
Total liabilities, redeemable preferred
  stock and stockholders' equity............  $1,010,650 $883,294   $803,866   $690,520   $ 658,574
                                              ========   ========   ========   ========   =========

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

EXECUTIVE SUMMARY

     Crowley Maritime Corporation is a diverse transportation company with global operations. We have four business segments: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. Each segment is capital intensive and requires the periodic renewal or replacement of the assets used by it. While all of our segments are primarily engaged in maritime transportation and services related to maritime transportation, each segment serves a different market with separate and distinct customers. Certain markets are primarily based in the United States and certain markets are based overseas. In most cases, each segment uses equipment that has been specially designed and constructed to meet the needs of that particular segment. By operating in four distinct markets, we diversify the nature of our capital investments and hope to minimize the impact that any economic downturn or other unforeseen adverse event may have upon one or more of our segments at any particular time.

     In 2003:

          (a) Our consolidated operating revenues increased to $978,007 from $972,857 in 2002;

          (b) Our consolidated operating income increased to $42,208 from $40,624 in 2002; and

          (c) Our net income attributable to common shareholders decreased to $11,246 ($82.87 basic earnings per common share and $79.17 diluted earnings per common share) from $15,606 ($114.74 basic earnings per common share and $105.89 diluted earnings per common share) in 2002.

     The increases in consolidated operating revenues and consolidated operating income were due to new revenues generated by two transportation management companies that we acquired, higher prices for fuel sold by us in Alaska, the operation of four new vessels, an increase in demand for our services provided to the offshore oil exploration industry in the Gulf of Mexico and an increase in the number of containers carried by us between the United States and Puerto Rico and Latin America. Year over year, asset recoveries increased substantially. The decrease in net income attributable to common shareholders was due to a decrease in interest income, an increase in interest expense, an increase in income tax expense and the loss from discontinued operations in Venezuela.

     We are continually looking for companies to acquire or assets to build that will complement or strengthen our existing businesses. As part of these efforts, we: (1) purchased Marine Transport Corporation in 2001; (2) took delivery of four newly built articulated tug/barge units in 2002; (3) purchased one transportation management company in 2001 and a second in 2002; and (4) have been in negotiations since the middle of 2003 to purchase a fuel distribution company located in Alaska. In 2004, we sold our logistics business based in Venezuela. To be certain that we have the financial resources required for any project that meets our criteria, we maintain a revolving line of credit that may provide up to $95,000 and in December, we received proceeds of $115,000 from a term loan which can be used for general corporate purposes, acquisitions and/or other corporate projects. In 2003, we replaced approximately $49,000 of construction financing arranged for two new vessels with long-term debt, with an annual interest rate of 4.96%, guaranteed by the United States Government. At December 31, 2003, the Company had cash and cash equivalents of approximately $160,000 and long-term debt in the amount of $435,000.

CRITICAL ACCOUNTING POLICIES

     The preparation of the consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact those consolidated financial statements. The most critical of these estimates and accounting policies relate to the long-lived asset depreciation, amortization and impairment, goodwill, revenue recognition, and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. For a more complete discussion of these and other accounting policies, see Note 1 to the Company's consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".

  LONG-LIVED ASSET DEPRECIATION, AMORTIZATION AND IMPAIRMENT

     The Company monitors expenditures for long-lived assets to determine their appropriate useful lives. This determination is based on historical experience with similar assets and the assets' expected use in the Company's business. The determination of the assets' depreciable life can significantly impact the financial statements. In addition, the Company depreciates property and equipment, less estimated salvage value, using the straight-line method as such method is considered to be the most appropriate systematic and rational method to allocate the cost of property and equipment over the period in which it is to be in use.

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

  REVENUE RECOGNITION

     The Company's accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized ratably over each voyage by load and discharge port. The Company's logistics services and Ship Assist and Escort Services are recognized as services are provided. Revenues from the Oil and Chemical Distribution and Transportation Services and Energy and Marine Services are recognized ratably over the length of the contract. Estimated losses are provided at the time such losses become evident. The Company's recognition of revenue includes estimates of the total costs incurred for each service and the total billings to perform the service that impacts the estimated operating margin. While the Company has processes in place to assist in developing these estimates, if the Company experiences significantly higher costs or a significant decrease in estimated billings, the Company's financial position, results of operation and cash flows could be materially impacted.

  LITIGATION AND ENVIRONMENTAL RESERVES

     The Company monitors its outstanding litigation (including unasserted claims). The Company estimates the expected probable loss (if any) of each claim or potential claim. If a range of probable loss is determined, the Company records a reserve at the low end of the range, unless there are indications that another amount within the range better approximates the expected loss. The determination of whether a litigation reserve is necessary is based on internal analysis by management, consultation with the Company's general counsel and, when necessary, consultations with external counsel. The Company's litigation reserves are a significant estimate that can and does change based on management's evaluation of the Company's existing and potential litigation liabilities.

     The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is unable to predict the ultimate outcome of this litigation and an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs however will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of these litigation and environmental liabilities could have a material impact on the Company's financial position, results of operations and cash flows. See "Item 3. Legal Proceedings" and Notes 17 and 18 to the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

     The following table sets forth: (a) operating revenues and operating income for Liner Services, Ship Assist and Escort Services, Oil and Chemical Distribution and Transportation Services, and Energy and Marine Services for the years ended December 31, 2003, 2002 and 2001; and (b) other income and expenses not specifically attributable to these operating segments. Other income and expenses include interest income, interest expense, and minority interest in consolidated subsidiaries. The Company evaluates the performance of its operating segments based upon the operating income of the segment, excluding interest income and expense and income taxes. See the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for further information.

     Included in operating income of all four of our segments are allocations for corporate services, which include vessel acquisition, accounting, legal, human resources, information technology, insurance services and purchasing support. Vessel acquisitioncharges represent an allocation of the utilized vessels, depreciation and amortization based on intercompany bareboat charters. Other corporate services are allocated based upon various assumptions, depending on the type of cost being allocated. Asset charges (recoveries) are allocated to the segment that last used the asset.

     The Company changed its method of accounting for goodwill to conform to SFAS 142. See Note 1 of the Company's consolidated financial statements in "Item
8. Financial Statements and Supplementary Data."

                 SEGMENT OPERATING REVENUE AND OPERATING INCOME
                         AND OTHER INCOME AND EXPENSES
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
Operating revenues
  Liner Services............................................  $578,554   $530,393   $493,160
  Ship Assist and Escort Services...........................    73,665     70,504     71,313
  Oil and Chemical Distribution and Transportation
     Services...............................................   255,540    283,383    353,004
  Energy and Marine Services................................    70,248     88,577     75,458
                                                              --------   --------   --------
Total operating revenues....................................   978,007    972,857    992,935
                                                              --------   --------   --------
Operating income (loss):
  Liner Services............................................    20,946     18,219     (1,645)
  Ship Assist and Escort Services...........................     9,746     13,637     11,109
  Oil and Chemical Distribution and Transportation
     Services...............................................    25,059      6,682     33,373
  Energy and Marine Services................................   (13,543)     2,086       (836)
                                                              --------   --------   --------
Total operating income......................................    42,208     40,624     42,001
                                                              --------   --------   --------
Other income (expense):
  Interest income...........................................       363        688      2,116
  Interest expense..........................................   (21,330)   (15,482)   (15,674)
  Minority interest in consolidated subsidiaries............     1,762        629      1,249
  Other income..............................................       115        177        233
                                                              --------   --------   --------
Income from continuing operations before income taxes.......    23,118     26,636     29,925
Income tax expense..........................................    (8,700)    (8,300)    (9,800)
                                                              --------   --------   --------
Income from continuing operations before discontinued
  operations and cumulative effect of change in accounting
  principle.................................................    14,418     18,336     20,125
Discontinued operations:
  Loss from operations (net of $700, $600 and $0 of tax
     benefit in 2003, 2002 and 2001, respectively)..........    (1,177)    (1,064)       (44)
                                                              --------   --------   --------
Income before cumulative effect of change in accounting
  principle.................................................    13,241     17,272     20,081
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................      (420)        --         --
                                                              --------   --------   --------
Net income..................................................  $ 12,821   $ 17,272   $ 20,081
                                                              ========   ========   ========

COMPARISON OF FISCAL YEAR 2003 TO FISCAL YEAR 2002

     Operating income for 2003 was favorably impacted by an increase in container and noncontainer volume shipped in the Puerto Rico and Caribbean Islands Service, an increase in resale fuel activity, and the addition of the four articulated tug/barge units (the "ATB's") to the Oil and Chemical Distribution and Transportation Services This was partially offset by reduced activities from operations in Russia provided by Energy and Marine Services.

     Consolidated operating revenues increased $5,150 or .5%, to $978,007 in 2003 from $972,857 in 2002. This increase was primarily attributed to: (a) an increase in revenues due to the acquisition of two transportation management companies; (b) an increase in fuel prices for the Company's resale fuel; (c) an increase in revenues from operation of the ATB's (d) an increase in vessel activity in the Gulf of Mexico; and (e) an increase in the Company's container and non-container volume. The increase was partially offset by decreases from:
(a) the sale of MTL Petrolink Corp. on May 15, 2002; (b) fewer vessels operating as a result of vessel disposals and (c) a decrease in revenues earned from the vessel outfitting and mobilization and the transportation of oil exploration cargo to Sakhalin Island, Russia.

     Consolidated operating expenses increased $4,234 or .5%, to $848,982 in 2003 from $844,748 in 2002. The increase is primarily attributed to: (a) an increase in labor, fuel, transportation, and repair and maintenance costs on the Company's equipment and vessels; and (b) increased expenses associated with the purchase of two transportation management companies. This increase was partially offset by decreases from the sale of MTL Petrolink Corp. on May 15, 2002 and fewer vessels operating as a result of vessel disposals.

     Consolidated general and administrative expenses decreased $1,854 or 5.6%, to $31,447 in 2003 from $33,301 in 2002. This decrease was primarily attributable to a change in cash surrender value of split-dollar life insurance, offset by an increase in payroll related costs.

     Consolidated depreciation and amortization expense increased $6,773 or 12.5%, to $60,753 in 2003 from $53,980 in 2002 primarily as the result of depreciation relating to the operation of the ATB's during 2003 and additional depreciation recognized as a result of the consolidation of a Variable Interest Entity ("VIE"), (see Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data"). The increase was also attributed to an increase in dry-dock amortization of $2,871 as a result of amortized dry-dock costs for ten vessels in 2003 compared with nine vessels in 2002. These increases were partially offset by the effect of no depreciation for vessels sold in 2003 and 2002.

     Consolidated asset recoveries, net increased $5,587 to a recovery of $5,383 in 2003 from a charge of $204 in 2002. The gains during 2003 resulted from the sale of ten vessels, land, surplus properties and equipment and were partially offset by a writeoff of vessel improvements. During 2002, four vessels and various equipment were sold; one vessel was destroyed by fire (resulting in a gain net of incurred costs from involuntary conversion) and certain impairment charges were recognized on vessels designated for disposal.

     As a result, the consolidated operating income increased $1,584 or 3.9%, to $42,208 in 2003 from $40,624 in 2002.

     Interest income decreased $325 or 47.2%, to $363 in 2003 compared with $688 in 2002. This decrease was due to a decrease in the Company's average cash and cash equivalents during this period and lower interest rates in 2003.

     Interest expense increased $5,848 or 37.8%, to $21,330 in 2003 compared with $15,482 in 2002. This is a result of lower capitalized interest on the construction of the ATB's during 2003 as compared with 2002 and additional interest expense on vessel financings.

     The minority interest in consolidated subsidiaries increased $1,133 to income of $1,762 in 2003 compared with $629 in 2002. This increase is due to a joint venture in which the Company had a 75% ownership interest. In December 2003, the Company acquired the remaining 25% of this joint venture. The joint venture partner paid the Company $3,234 in order to exit the joint venture. The total loss of the joint venture in 2003 was $7,800.

     Income tax expense increased $400 or 4.8%, to $8,700 in 2003 compared with $8,300 in 2002. The effective tax rate was 37.6% for 2003 and 31.2% for 2002.

     Loss from discontinued operations increased $113 or 10.6%, to $1,177 ($8.67 basic loss per common share and $7.27 diluted loss per common share) in 2003 compared with $1,064 ($7.82 basic loss per common share and $6.55 diluted loss per common share) in 2002.

     As a result, net income attributable to common shareholders decreased $4,360 to $11,246 ($82.87 basic earnings per common share and $79.17 diluted earnings per common share) in 2003 from $15,606 ($114.74 basic earnings per common share and $105.89 diluted earnings per common share) in 2002.

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

  LINER SERVICES

     Operating revenues from our Liner Services segment increased $48,161 or 9.1%, to $578,554 in 2003 from $530,393 in 2002. The increase in revenues is primarily attributable to a 7.0% increase in container and noncontainer volume and an increase of 102.4% in other logistical service revenues. This increase was offset by a .2% decrease in average revenue per TEU ("average revenue"). The average revenue decrease was a result of competitive pressures in Latin America, which was partially offset by rate increases from the Puerto Rico and Caribbean Islands Service. The Company's container and noncontainer volume during 2003 and 2002 was 581,955 TEUs and 543,866 TEUs, respectively. The increase in other logistical service revenues was primarily due to revenues earned from the acquisition of a transportation service provider and a transportation management company specializing in the apparel industry purchased in October 2002 and July 2003, respectively.

     Operating expenses increased $43,767 or 9.1%, to $527,151 in 2003 compared with $483,384 in 2002. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs. The increase in operating expenses is directly attributable to the increase in container and non-container volume, as noted above, and increased expenses associated with the purchase of a transportation service provider and a transportation management company specializing in the apparel industry.

     Depreciation and amortization increased $3,219 or 45.3%, to $10,329 in 2003 compared with $7,110 in 2002. The increase was directly attributable to an increase in dry-dock amortization of $2,948. Liner Services amortized dry-dock costs for six vessels in 2003 compared with four vessels in 2002. Dry dock costs are amortized over a period to the next scheduled dry-dock but not in excess of three years. There was also an increase in amortization of management contracts and customer lists.

     Asset charges (recoveries), net increased $1,545 to a recovery of $993 in 2003 compared with a charge of $552 in 2002. Liner Services recorded an impairment charge on two vessels in 2002. These impairment charges were offset by gains on disposals of two vessels and equipment during 2003 and disposals of equipment in 2002.

     As a result, the operating income from Liner Services increased $2,727 to $20,946 in 2003 from operating income of $18,219 in 2002.

  SHIP ASSIST AND ESCORT SERVICES

     Operating revenues from our Ship Assist and Escort Services segment increased $3,161 or 4.5%, to $73,665 in 2003 compared with $70,504 for 2002. The increase was directly attributable to an increase in rates which included a fuel surcharge to cover rising fuel prices, higher vessel volumes in North Puget Sound, and increased utilization in Valdez. Overall vessel utilization was 72% compared with 73% during 2003 and 2002, respectively.

     Operating expenses increased $6,768 or 12.3%, to $61,846 in 2003 compared with $55,078 during 2002. The increase was directly attributable to an increase in vessel related costs due to increased labor, fuel, and repairs and maintenance costs of vessels and an increase in property taxes.

     As a result, operating income for Ship Assist and Escort Services in 2003 decreased $3,891 to $9,746 compared with $13,637 for 2002.

  OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment decreased $27,843 or 9.8%, to $255,540 in 2003 compared with $283,383 for 2002. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and a decrease in the number of vessels in service in 2003 compared with 2002. This decrease was partially offset by: (a) an increase in revenue earned in 2003 from an increase in resale fuel prices; (b) the operation of three ATB's placed in service during the third and fourth quarters of 2002 and one ATB placed in service during the second quarter of 2003; and (c) an overall increase in vessel utilization (69% in 2003 compared with 67% in 2002).

     Operating expenses decreased $41,445 or 16.4%, to $211,454 during 2003 compared with $252,899 during 2002. This decrease was primarily attributable to the expenses which were not incurred due to the sale of MTL Petrolink Corp. on May 15, 2002, and a decrease in the number of vessels in service during 2003 compared with 2002. The decrease was partially offset by an overall increase in vessel utilization and increased expenses in 2003 related to an increase in resale fuel prices, the operation of three ATB's placed in service during 2002 and one ATB placed in service in 2003.

     Depreciation and amortization decreased $1,513 or 9.4%, to $14,506 during 2003 compared with $16,019 during 2002. The decrease was directly attributable to a decrease in depreciation of $1,712, which was caused by the sale of vessels and partially offset by additional depreciation recognized as a result of the consolidation of the VIE. This decrease was partially offset by an increase in dry-dock amortization for vessels of $743. Dry-dock costs were amortized for four vessels during 2003 and three vessels during 2002. Dry-dock costs are amortized over a period to the next scheduled dry-dock, but not in excess of three years.

     Asset charges (recoveries), net increased $2,233 to a recovery of $1,788 in 2003 compared with charges of $445 in 2002. These gains resulted from the sale of three vessels and land during 2003. During 2002, two vessels and various equipment were sold; and one vessel was destroyed by fire, resulting in a gain net of incurred costs from involuntary conversion. In 2002, an agreement was reached to sell a vessel in 2003. An impairment analysis was performed which resulted in a charge of $4,239 in 2002.

     As a result, the operating income of Oil and Chemical Distribution and Transportation Services increased $18,377 to $25,059 in 2003 compared with $6,682 for 2002.

  ENERGY AND MARINE SERVICES

     Operating revenues from our Energy and Marine Services segment decreased $18,329 or 20.7%, to $70,248 in 2003 compared with $88,577 for 2002. The decrease was directly attributable to a reduction from the revenues earned from:
(a) the vessel outfitting and mobilization and the transportation of oil exploration cargo to Sakhalin Island, Russia; and (b) government and commercial contract activity on the West Coast. This decrease was partially offset by increased vessel activity in the Gulf of Mexico. Overall vessel utilization increased to 46% in 2003 compared to 45% in 2002. Vessel utilization in this segment is very volatile and it is impacted by oil exploration activity and general economic conditions. We believe that the operating revenues for our Energy and Marine Services will increase in 2004 as we have been awarded some additional work in Russia.

     Operating expenses increased $2,048 or 2.0%, to $103,054 during 2003 compared with $101,006 in 2002. The increase was directly attributable to: (a) mobilization and outfitting costs for vessels moving to the Gulf of Mexico; and
(b) increases in vessel related costs due to increased labor and repairs and maintenance costs on tugs and barges in 2003. The increase was partially offset by decreases in one-time outfitting charges in 2002 related to the Sakhalin Island project.

     Depreciation and amortization increased $718 or 6.3%, to $12,205 during 2003 compared with $11,487 during 2002. The increase was the result of a catch-up in depreciation for a reactivated vessel that was previously classified as held for sale and depreciation on vessel refurbishments completed in 2002.

     Asset charges (recoveries), net increased $1,809 to a recovery of $2,602 in 2003 compared with a recovery of $793 in 2002. These gains resulted from the sale of five vessels and land improvements, which were partially offset by a writedown of vessel improvements during 2003 compared with the sale of two vessels and land during 2002.

     As a result, operating loss for Energy and Marine Services increased $15,629 to $13,543 in 2003 compared with operating income of $2,086 for 2002.

COMPARISON OF FISCAL YEAR 2002 TO FISCAL YEAR 2001

     Operating income for 2002 was favorably impacted by the decline in vessel capacity in the Puerto Rican trades as a result of the consolidation of two competitors. This was partially offset by a downturn in the Oil and Chemical Distribution and Transportation market caused by economic conditions and the sale of MTL Petrolink Corp.

     Consolidated operating revenues decreased $20,078 or 2.0%, to $972,857 in 2002 from $992,935 in 2001. The decrease is primarily attributed to a downturn in the market for Oil and Chemical Distribution and Transportation Services caused by economic conditions and the sale of MTL Petrolink Corp. during 2002. This was offset by the decline in vessel capacity in the Puerto Rican trades as a result of the consolidation of two competitors.

     In May 2002, the Company sold all of the outstanding common stock of MTL Petrolink Corp. (a subsidiary of MTC) for $18,638. The Company decided to sell MTL Petrolink Corp. subsequent to its acquisition of MTC. In its allocation of the purchase price of MTC, the Company made no effort separately to determine the fair value of MTL Petrolink Corp. The Company recorded the excess of the sales price, net of selling costs, over the net asset value of MTL Petrolink Corp. as a purchase price adjustment resulting in a reduction to goodwill in the amount of $3,345. Included in the selling price of MTL Petrolink Corp. was a $500 escrow deposit which was received during 2003. This amount, net of income taxes of $189, also reduced goodwill.

     During 2002, the Company took delivery of four newly constructed ATB's, the SEA RELIANCE/ Barge 550-1, the SOUND RELIANCE/Barge 550-2, the OCEAN RELIANCE/Barge 550-3, and the COASTAL RELIANCE/Barge 550-4. The first three units were placed into service in 2002 and the fourth unit was placed in service in 2003. These units are being operated by Oil and Chemical Distribution and Transportation Services.

     Consolidated operating expenses decreased $31,903 or 3.6%, to $844,748 in 2002 from $876,651 in 2001. The decrease is primarily attributed to the sale of MTL Petrolink Corp. during 2002.

     Consolidated general and administrative expenses increased $5,228 or 18.6%, to $33,301 in 2002 from $28,073 in 2001. The increase is primarily attributable to a $4,342 reduction in asbestos related claim reserves recorded in 2001 due to the uncertainty of successful litigation by the claimants. Refer to "Item 3. Legal Proceedings" and Note 18 of the consolidated financial statements in "Item
8. Financial Statements and Supplementary Data."

     Consolidated depreciation and amortization expense increased $2,923 or 5.7%, to $53,980 in 2002 from $51,057 in 2001. The increase is primarily attributable to an increase in dry-dock amortization of $4,321 as a result of amortized dry-dock costs for nine vessels in 2002 compared with five vessels in 2001. This increase was partially offset by not recording amortization of goodwill in 2002 as a result of the Company adopting SFAS 142, "Goodwill and Other Intangible Assets".

     Consolidated asset charges (recoveries), net increased $5,051 or 104.2%, to a charge of $204 in 2002 from a recovery of $4,847 in 2001. This was primarily attributed to an impairment charge of $5,487 on vessels designated for disposal.

     As a result, the consolidated operating income decreased $1,377 or 3.3%, to $40,624 in 2002 from $42,001 in 2001.

     Interest income decreased $1,428 or 67.5%, to $688 in 2002 compared with $2,116 in 2001. This decrease was due to a decrease in the Company's average cash and cash equivalents during this period and lower interest rates in 2002.

     Interest expense decreased $192 or 1.2%, to $15,482 in 2002 compared with $15,674 in 2001. This is a result of higher capitalized interest on the construction of the ATB's during 2002 as compared with 2001, which was offset by additional interest expense on new vessel financings and borrowings under the Company's revolving credit agreement.

     The minority interest in consolidated subsidiaries decreased $620 to income of $629 in 2002 compared with income of $1,249 in 2001. This decrease is due to a joint venture which the Company had a 75% ownership interest in the joint venture. In December 2003, the Company acquired the remaining 25% of this joint venture. The total loss of the joint venture in 2002 was $2,777.

     Income tax expense decreased $1,500 or 15.3%, to $8,300 in 2002 compared with $9,800 in 2001. The effective tax rate was 31.2% for 2002 and 32.7% for 2001.

     Loss from discontinued operations increased $1,020, to $1,064 ($7.82 basic loss per common share and $6.55 diluted loss per common share) in 2002 compared with $44 ($0.32 basic loss per common share and $0.27 diluted loss per common share) in 2001.

     As a result, net income attributable to common shareholders decreased $2,626 to $15,606 ($114.74 basic earnings per common share and $105.89 diluted earnings per common share) in 2002 from $18,232 ($134.14 basic earnings per common share and $122.14 diluted earnings per common share) in 2001.

     The following is a discussion of the results of operations of each or our lines of business.

  LINER SERVICES

     Operating revenues from our Liner Services segment increased $37,233 or 7.5%, to $530,393 in 2002 from $493,160 in 2001. The increase in revenues is primarily attributable to a 9.6% increase in container and noncontainer volume and an increase of 56.4% in other logistical service revenues. This increase was offset by a 4.8% decrease in average revenue per TEU ("average revenue") due to competitive pressures in our Puerto Rico and Caribbean Islands Service and Latin America Service. The Company's container and noncontainer volume during 2002 and 2001 was 543,866 TEUs and 496,074 TEUs, respectively. The increase in other logistical service revenues was primarily due to revenues earned from the acquisition of a transportation service provider purchased in October 2002.

     Operating expenses increased $12,124, or 2.6%, to $483,384 in 2002 compared with $471,260 in 2001. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs. The increase in operating expenses is directly attributable to the increase in container and non-container volume, as noted above.

     Depreciation and amortization increased $387, or 5.8%, to $7,110 in 2002 compared with $6,723 in 2001. The increase in depreciation was due to an increase in dry-dock amortization for additional vessels dry-docked in 2002, which was partially offset by the sale of container and trailer equipment in 2001.

     Asset charges (recoveries), net decreased $160 to a charge of $552 in 2002 compared with a charge of $392 in 2001. Liner Services recorded an impairment charge on 2 vessels in 2002 and 2001 of $763 and $484, respectively. These impairment charges were offset by gains on various equipment disposals of $211 in 2002 and $92 in 2001.

     As a result, the operating income from Liner Services increased $19,864 to $18,219 in 2002 from an operating loss of $1,645 in 2001.

  SHIP ASSIST AND ESCORT SERVICES

     Operating revenues from our Ship Assist and Escort Services segment decreased $809 or 1.1%, to $70,504 in 2002 compared with $71,313 for 2001. The decrease was directly attributable to a decrease in activity in Puget Sound, Washington and Los Angeles and Long Beach, California. Overall vessel utilization was 72% compared with 73% during 2002 and 2001, respectively.

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

  OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment decreased $69,621 or 19.7%, to $283,383 in 2002 compared with $353,004 for 2001. The decrease was directly attributable to the sale of MTL Petrolink Corp. on May 15, 2002, and an overall decrease in vessel utilization (67% compared with 77%). As a result of the sale of MTL Petrolink Corp., only 4.5 months of the results of its operations were included in the Company's consolidated results in 2002 as opposed to 10.5 months of operations which were included in the Company's consolidated results in 2001. Due to uncertainty surrounding the sale of MTL Petrolink Corp. and the time which was required to conclude the sale, some of its customers chose to use other lightering companies during the months preceding the conclusion of the sale. The loss of these customers, combined with an overall decline in the market, adversely affected the results of MTL Petrolink Corp. which, in turn, adversely affected the results of Oil and Chemical Distribution and Transportation Services. The decrease in vessel utilization is a result of declining oil and trading activity among West Coast suppliers and the 2001 reopening of the Olympic Pipeline. The decrease was offset by an increase based upon: (a) the acquisition of MTC on February 7, 2001, which provided additional revenue due to its inclusion in operations for a full quarter during the first quarter of 2002; and (b) revenue earned from the operations of three ATB's placed in service during 2002.

     Operating expenses decreased $46,976 or 15.7%, to $252,899 during 2002 compared with $299,875 during 2001. This decrease was primarily attributable to reduced expenses associated with MTL Petrolink Corp., reduced activity due to declining oil shipments as discussed above and a decrease in vessel related costs due to decreased vessel utilization. The decrease was offset by: (a) the acquisition of MTC in 2001, which resulted in the inclusion of a full 12 months of expenses in the Company's operations in 2002 versus the inclusion of only
10.5 months of expenses in 2001; and (b) expenses related to the operation of three ATB's placed in service during 2002.

     Depreciation and amortization increased $1,021 or 6.8%, to $16,019 during 2002 compared with $14,998 during 2001. The increase was directly attributable to the acquisition of MTC, which resulted in additional depreciation expense in 2002 because MTC's operations were included for a full 12 months in 2002 versus
10.5 months in 2001, and an increase in dry-dock amortization for vessels dry-docked in 2002. This increase was partially offset by a decrease arising from the sale of MTL Petrolink Corp. in 2002, a decrease from not recording goodwill amortization in 2002, in accordance with SFAS 142, and an increase in the number of operating vessels that became fully depreciated in 2002.

     Asset charges (recoveries), net decreased $2,050 to charges of $445 in 2002 compared with recoveries of $1,605 in 2001. In July 2002, a fire occurred in the engine room of one of the tankers used by Oil and Chemical Distribution and Transportation Services. As a result of the fire, the extensive damages caused by it and the short remaining useful life of the vessel, management decided not to repair the vessel. The Company has received insurance proceeds based upon the damage to the vessel caused by the fire. Accordingly, the Company has recognized a gain net of incurred costs from involuntary conversion of $3,897. Also, in December 2002, an agreement was entered into to sell a vessel. An impairment analysis was performed which resulted in a charge of $4,239 in 2002. During 2002, two vessels and miscellaneous equipment were sold for a loss of $103. During 2001, three vessels and miscellaneous equipment were sold for a gain of $1,605.

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

     Asset charges (recoveries), net decreased $2,847 to a recovery of $793 in 2002 compared with a recovery of $3,640 in 2001. Energy and Marine Services sold two vessels and land for a gain of $1,243 in 2002. Energy and Marine Services also performed an impairment analysis on five vessels and recorded a charge of $450 in 2002. During 2001, five vessels, land and facilities and miscellaneous assets were sold for a gain of $3,640.

     As a result, operating income for Energy and Marine Services increased $2,922 to $2,086 in 2002 compared with an operating loss of $836 for 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The following schedule summarizes contractual obligations and other contractual commitments as of December 31, 2003:

                                                   PAYMENTS DUE BY PERIOD
                                -------------------------------------------------------------
CONTRACTUAL OBLIGATIONS           TOTAL       2004     2005 - 2006   2007 - 2008   THEREAFTER
-----------------------         ---------   --------   -----------   -----------   ----------
Long-term debt................  $ 434,650   $ 52,847    $  72,841     $ 67,486      $241,476
Operating leases..............    254,075     60,020       92,115       56,999        44,941
Sublease receipts.............   (233,521)   (97,113)    (111,824)     (22,663)       (1,921)
Environmental costs...........      4,728        830        1,383          758         1,757
Fuel purchases(1).............     29,866     29,866           --           --            --
Other contractual
  commitments(2)..............     14,084     11,173        2,784          127            --
                                ---------   --------    ---------     --------      --------
Total contractual
  obligations.................  $ 503,882   $ 57,623    $  57,299     $102,707      $286,253
                                =========   ========    =========     ========      ========

---------------

(1) The Company has a contract with a fuel supplier where the Company has agreed to purchase approximately 750 barrels of fuel during 2004, at market value. Under the terms of the contract, the Company can extend the contract for one year. The Company purchased 772 barrels of fuel at a market price of $27,633 during 2003 under this contract. The estimated value of the fuel to be purchased in 2004 is $29,866 at December 31, 2003. The Company may negotiate a greater or lesser quantity of fuel if future business conditions change. The Company has designated this contract as a normal purchase and not as a hedge for financial statement purposes as the Company has not agreed to the price of the fuel.

(2) Other contractual commitments are related to remaining spending on the construction of two vessels, leasehold improvements under an operating lease and software maintenance agreements.

                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                   ----------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS        TOTAL     2004     2005 - 2006   2007 - 2008   THEREAFTER
----------------------------       -------   -------   -----------   -----------   ----------
Standby letters of credit........  $33,068   $33,068      $  --         $  --        $  --

  LIQUIDITY

     The Company's ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make investments and to service debt. Management believes that cash flows from operations will provide sufficient working capital to fund the Company's operating needs. In 2003 and previous years, the Company has used Title XI financing for the acquisition, construction and improvement of vessels. As of December 31, 2003, the repayment of approximately $214 million of the Company's outstanding indebtedness is guaranteed by the United States government pursuant to Title XI. Management believes that funds needed for the acquisition and construction of vessels will continue to be available through Title XI and bank financing. In addition, the Company has generated significant proceeds from the disposition of certain assets and believes that additional proceeds will be generated as it sells older assets and continues to modernize its fleet.

     The Company has been engaged in discussions with Northland Holdings, Inc. concerning a possible purchase by the Company of all the stock or assets of Yukon Fuel Company ("Yukon") and/or Service Oil & Gas, Inc. as well as certain vessels and other assets used in Yukon's fuel distribution business in Alaska. The Company anticipates a cash purchase price of approximately $72,000 (depending on the level of working capital and other adjustments at closing.) The parties have not arrived at a definitive agreement concerning the terms of any such transaction and there can be no assurance that these discussions will lead to such an agreement or a purchase of such stock or assets by the Company. Any such transaction is subject to, among other things, the negotiation, execution and delivery of a definitive acquisition agreement, completion by the Company of its due diligence investigation, approval of such agreement by the board of directors of the Company, receipt of necessary consents from certain lenders to the Company, satisfactory resolution of pending litigation, and the parties' joint determination that such a transaction could be effected in compliance with applicable state and federal antitrust laws.

     On November 20, 2003, a lawsuit was filed in the Superior Court for the State of Alaska, Second Judicial District at Nome, against the Company, its wholly owned subsidiary, Crowley Marine Services, Inc., Yukon and Northland Holdings, Inc. by certain cooperatives and associations located in Western Alaska. The complaint in this litigation alleges violations or threatened violations by defendants of Alaska's antitrust and unfair trade practices statutes in connection with the foregoing possible acquisition. Plaintiffs in this litigation are seeking declaratory and injunctive relief which would prevent completion of such transaction. The Company believes that the lawsuit is without merit. On February 27, 2004, the court stayed the proceedings at the defendants' request pending the outcome of an investigation by the Attorney General of Alaska as to whether the proposed transaction violates such Alaska statutes. Depending upon the outcome of this investigation and further proceedings in the litigation, the Company may close the proposed acquisition despite the pending litigation, but reserves the right not to do so.

Off-Balance Sheet Arrangements

     As of December 31, 2003, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Securities and Exchange Commission Regulation S-K.

Comparison of the Financial Condition as of December 31, 2003 and December 31, 2002

     At December 31, 2003, the Company's cash and cash equivalents totaled $160,625 ($43,355 at December 31, 2002). Net cash provided by continuing operations was $61,642 for 2003 compared with $34,221 in 2002.

     Net cash provided by discontinued operations was $1,013 in 2003 compared with net cash used of $2,575 in 2002.

     Net cash used in investing activities of continuing operations was $32,561 in 2003 compared with $87,529 in 2002. The decrease reflects a decrease in capital expenditures ($19,247 in 2003 compared with $96,825 in 2002) associated with the construction and modernization of assets of the Company. The Company spent $30,366 for nine vessel dry-dockings during 2003 compared with $11,787 spent on six vessel dry-dockings during 2002. The Company received proceeds from asset dispositions of $10,451 during 2003 compared with $9,679 received during 2002. The Company received the balance of the purchase price of $500 from the sale of MTL Petrolink Corp. during 2003. This amount, net of income taxes of $189, reduced goodwill. The Company received proceeds of $18,138 from the sale of MTL Petrolink Corp. in 2002. In 2003, the Company purchased a transportation management company specializing in the apparel industry for $3,357. In 2002, the Company purchased the assets of a transportation services provider for $2,986. The Company assumed cash of $1,915 from the consolidation of the VIE effective January 1, 2003; however, the Company does not have access to this cash and accordingly it has been disclosed as restricted cash in the consolidated financial statements. In 2002, the Company paid net premiums of $2,700 for split-dollar life insurance policies. In 2003, the Company received reimbursement from an employee of $7,508 of the total net premiums paid by the Company on these policies. In 2003, the Company purchased life insurance policies on a member of the Board of Directors life, with a cash surrender value of $1,894 at December 31, 2003.

     Net cash provided by financing activities was $87,176 in 2003 compared with $66,212 in 2002. This increase was a result of higher principal payments on long-term debt ($82,835 in 2003, which includes the repayment of $49,394 of construction financing used for two ATB's, compared with long-term debt in the amount of $75,238 in 2002) and an increase in the proceeds from issuance of debt. In 2002, proceeds in the amount of $127,534 were received to finance the construction of four ATB's. In 2003, the Company received proceeds of $205,909 from permanent financings to refinance the construction financing for two of the ATB's ($60,909) and for general corporate purposes, acquisitions, and other capital expenditures ($145,000). The Company borrowed $50,000 and repaid $25,000 on its Revolving Credit Agreement in 2002 and borrowed an additional $20,000 and repaid $45,000 in 2003. The Company paid $6,568 of debt issuance costs during 2002 compared with $866 during 2003. The Company paid $7,967 in 2003 upon maturity of a rate lock agreement. The Company redeemed the remaining $2,367 of its Redeemable Preferred Class B stock during 2002.

  CAPITAL RESOURCES

     Management plans to continue its efforts to modernize the Company's fleet of vessels. Many of the tugs and barges and a number of the tankers used in Oil and Chemical Distribution and Transportation Services are more than two-thirds through their estimated useful lives. Federal regulations currently require the phase-out of single hull oil barges and of single hull tankers beginning in 2003. Four of the Company's barges and one of the Company's tankers will be retired between 2004 and 2006. In addition, nineteen of the Company's single hull oil barges will be retired between 2009 and 2015. Accordingly, the Company is consulting with its customers and developing plans where justified by business prospects, either to refurbish the existing fleet of tugs, barges and tankers, thereby extending their useful lives, or to purchase used equipment or build new equipment which complies with current federal regulations.

     In July 2003, the Company purchased the stock of a transportation management company specializing in the apparel industry for $3,357. This purchase price will be adjusted for certain working capital adjustments and payments based on earnings. In October 2002, the Company purchased the assets of a transportation services provider for $2,986. These acquisitions are included in our Liner Services segment.

     In December 2003, the Company entered into an agreement to acquire the 25% minority interest in a joint venture which was accounted for using the purchase method of accounting. The Company received approximately $3,234 and recorded the excess of fair value of acquired net assets over cost, totaling approximately $5,944, as a reduction to the fair value of the vessels, the joint ventures only long-term assets.

     For information concerning our debt including our revolving credit agreement and certain borrowings which we made in 2003, see Note 12 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

RESTRICTIVE COVENANTS

     For information concerning our restrictive covenants see Note 12 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

TRANSACTIONS WITH SPECIAL PURPOSE ENTITY

     In January 1997, MTC entered into a transaction with an unconsolidated Variable Interest Entity ("VIE") for the sale/leaseback of a vessel that MTC time chartered to a third party. The Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" and determined that it is the primary beneficiary of the VIE and, as a result, consolidated the VIE effective January 1, 2003. For additional discussion of the VIE, refer to Note 2 to the Company's consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, including fuel, dry-docking expenses and corporate overhead. Refer to Risk Factors included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT ACCOUNTING PRONOUNCEMENTS

     For a complete discussion of new account pronouncements, see Note 1 to the Company's consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".

RISK FACTORS

     If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

  DEMAND FOR OUR SERVICES DEPENDS ON FACTORS BEYOND OUR CONTROL

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

  LINER SERVICES IS SUBJECT TO ECONOMIC FACTORS AND THE CYCLICAL NATURE OF ITS BUSINESS

     Economic factors affecting the geographic regions in which Liner Services are provided and cyclical business patterns experienced by this part of the maritime shipping industry have caused the earnings of Liner Services to vary in the past and are likely to cause similar variations in the future. There is no assurance that Liner Services will be able to redeploy its vessels from less profitable markets into other markets or uses. See "Item 1. Business -- Liner Services".

  FLUCTUATION OF FUEL PRICES

     Economic and political factors can affect fuel prices. The Company's operations may be impacted due to the timing and our ability to pass these changes in fuel prices to our customers.

  ENERGY AND MARINE SERVICES ARE FREQUENTLY PROVIDED FOR DISCRETE PROJECTS

     Energy and Marine Services frequently provides many of its services in response to discrete customer projects or in response to emergency conditions and its contracts are generally short-term, usually terminating within one year. Accordingly, customers which account for a significant portion of operating revenues and operating income in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. See "Item 1. Business -- Energy and Marine Services".

  THE COMPANY FACES INTENSE COMPETITION THAT COULD ADVERSELY AFFECT ITS ABILITY TO INCREASE ITS MARKET SHARE AND ITS REVENUES

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

     Many of our major competitors are diversified multinational companies. Some of these companies have financial resources and operating staffs substantially larger than ours. As a result, they may be better able to compete in making vessels available more quickly and efficiently, meeting the customer's schedule and withstanding the effect of declines in market prices. They may also be better able to weather a downturn in our customers' industries. As a result, we could lose customers and market share to these competitors.

  THE COMPANY MAY INCUR SIGNIFICANT COSTS, LIABILITIES AND PENALTIES IN COMPLYING WITH GOVERNMENT REGULATIONS

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

     Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company's business. If this happens, it could have a substantial negative impact on the Company's profitability and financial position. The Company cannot predict whether it will incur such costs or penalties in the future. See "Item 1. Business -- Government Regulation".

  OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES EMPLOYS A NUMBER OF TANKERS AND BARGES WHICH, IN THEIR PRESENT CONDITION, WILL NOT BE PERMITTED TO CARRY PETROLEUM PRODUCTS IN UNITED STATES WATERS AS OF CERTAIN DATES OCCURRING OVER THE NEXT THREE YEARS. SEE "ITEM 1. BUSINESS -- ENVIRONMENTAL REGULATION"

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

  MARINE-RELATED RISKS COULD LEAD TO THE DISRUPTION OF OUR SERVICES AND ADDED LIABILITIES

     The operation of our vessels is subject to various risks, including catastrophic marine disaster, adverse weather and sea conditions, capsizing, grounding, mechanical failure, collision, oil, chemical and other hazardous substance spills and navigation errors. These risks could endanger the safety of our personnel, our vessels, the cargo we carry, the equipment under tow and other property, as well as the environment. If any of these events was to occur, the Company could be held liable for resulting damages. In addition, the affected vessels could be removed from service and would not be available to generate revenue.

  THE COMPANY IS A DEFENDANT IN NUMEROUS ASBESTOS-RELATED LAWSUITS

     The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See Note 18 to our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data". Additional litigation relating to these matters may be commenced in the future. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

  INSURANCE COVERAGE MAY NOT PROTECT THE COMPANY FROM ALL OF THE LIABILITIES THAT COULD ARISE FROM THE RISKS INHERENT IN ITS BUSINESSES

     The Company maintains insurance coverage against the risks related to its operations. There can be no assurance, however, that its existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability.

     While our vessels are not trading in the areas of the potential war zone, a terrorist attack on one or more of our vessels anywhere in the world could have a material adverse effect on our financial condition, results of operations or cash flows. Although we currently maintain the maximum available War Risk and Terrorism liability insurance coverage that is available through the international Protection & Indemnity Insurers, a catastrophic occurrence could result in liability in excess of available insurance coverage, resulting in a material adverse affect on our business.

  WE DEPEND ON ATTRACTING AND RETAINING QUALIFIED, SKILLED EMPLOYEES TO OPERATE OUR BUSINESSES AND PROTECT OUR KNOW-HOW

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

  THE COMPANY IS HEAVILY DEPENDENT ON UNIONIZED LABOR

     The Company's operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At December 31, 2003, approximately 61% of the Company's employees were members of unions. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition. See "Item 1. Business -- Employees".

  WE MAY NOT BE ABLE TO NEGOTIATE COLLECTIVE BARGAINING AGREEMENTS ON TERMS FAVORABLE TO THE COMPANY

     The Company has collective bargaining agreements with 12 different unions. These agreements will expire through 2008. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to the Company upon expiration of the agreements. If the Company is not able to negotiate favorable terms, it may be at a competitive disadvantage. See "Item 1. Business -- Employees".

  THERE ARE CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS

     Substantial amounts of our operating revenues are derived from our foreign operations. (See Note 20 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.

     While it is not possible to predict whether any of these conditions will develop or events will occur, the development or occurrence of any one or more of them could have a material adverse affect on our financial condition, results of operations or cash flows. While we do business in many countries outside of the United States, substantially all such business is denominated in United States dollars. For additional information about our foreign operations, see
Note 20 of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

  OTHER BUSINESS RISKS

     Other risks which may affect our operations and revenues include our ability to:

     - manage our costs effectively;

     - finance our operations and construct new vessels on acceptable terms;

     - charter our vessels on acceptable terms; and

     - manage these risks successfully.

  THERE IS NO ESTABLISHED PUBLIC TRADING MARKET FOR OUR STOCK

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

  MR. CROWLEY CAN EXERCISE CONTROL OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD MAKE DECISIONS ABOUT OUR BUSINESS THAT CONFLICT WITH OTHER STOCKHOLDERS' INTERESTS

     As of March 17, 2004, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, owns or is deemed to own approximately 64.7% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 77.7% of the total votes attributable to our outstanding voting stock as of March 17, 2004. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley's stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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

     Mr. Crowley and his family are the beneficiaries of certain split-dollar life insurance agreements. The Board of Directors has approved these agreements in furtherance of its belief that preserving Crowley family control and the closely held nature of the Company is beneficial to the Company's stockholders and will maximize stockholder value over the long-term. The Board of Directors has long been concerned that short-term and long-term estate tax and other obligations of certain Crowley family stockholders could lead to an unrelated third party gaining a highly influential and potentially detrimental position with respect to the business and management of the Company. Such circumstances also could lead to stock falling into the hands of speculative investors who may later attempt to disrupt Company affairs in order to encourage the Company to take action favorable to such investors, yet not in the best interests of the Company and remaining stockholders.

     The Board of Directors also has been concerned that should the Company receive a request to purchase shares held by such stockholders or their estates in lieu of a possible sale to such investors, the Company would be unable to effect such a purchase without negatively impacting its results of operations, financial condition or cash flows. In this regard, the split-dollar life insurance agreements enable Mr. Crowley and certain trusts for the benefit of his descendants to purchase most, if not all, of such shares without involving the Company.

     The Company expects that following the death of Mrs. Molly M. Crowley, the net proceeds of the policies of insurance on the life of Mrs. Crowley will be used by Mr. Crowley and the trusts under his control to purchase shares of Common Stock held by the Thomas B. Crowley Marital Trust so that this trust can pay applicable estate taxes. Essentially, the split dollar life insurance agreements enable Mr. Crowley and his family to retain ownership of shares and control of the Company under circumstances when certain of such shares otherwise might have to be sold to a third party to pay applicable estate taxes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect the results of our operations and financial condition. The Company's policy is not to use financial instruments for trading purposes or other speculative purposes. A discussion of the Company's credit risk and the fair value of financial instruments is included in Note 14 of the Company's consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data."

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

     The following table provides information about the Company's non-trading financial instruments sensitive to changes in interest rates at December 31, 2003. For debt obligations, the table presents principal cash flows and corresponding weighted average interest rates by expected maturity dates. For operating leases, the table presents future minimum lease payments and corresponding weighted average interest rates by expected payment dates. Weighted average variable rates are based on rates in place at the reporting date.

                                  EXPECTED FISCAL YEAR OF MATURITY AT DECEMBER 31, 2003:
                                                  (DOLLARS IN THOUSANDS)
                          -----------------------------------------------------------------------     FAIR
                           2004      2005      2006      2007      2008     THEREAFTER    TOTAL      VALUE
                          -------   -------   -------   -------   -------   ----------   --------   --------
Long-term debt:
  Fixed rate............  $36,347   $22,984   $14,183   $14,266   $16,378    $158,292    $262,450   $276,871
    Average interest
      rate..............      6.7%      6.1%      5.8%      5.7%      5.6%        5.8%
  Variable rate.........  $16,500   $17,253   $18,421   $18,421   $18,421    $ 83,184    $172,200   $172,200
    Average interest
      rate..............      2.6%      2.7%      2.6%      2.6%      2.6%        2.5%
Operating leases:
  Variable rate.........  $ 9,497   $23,698   $   679   $    --   $    --    $     --    $ 33,874   $ 33,874
    Average interest
      rate..............      3.1%      4.0%      4.5%       --        --          --

     In May 2002, the Company entered into a rate lock agreement to fix at 5.45% the underlying benchmark rate on the permanent financing arranged for the construction of two ATB's. The permanent financing, which consists of debt guaranteed pursuant to Title XI of the Merchant Marine Act of 1936, was concluded on January 16, 2003. Because the rate lock agreement was designated as a cash flow hedge, the changes in the fair value of the borrowings subject to the agreement were recognized in other comprehensive income (loss) until the debt was funded. Effective upon the funding of the debt on January 16, 2003, the amount recorded in other comprehensive income (loss) was recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The Company's liability under the rate lock agreement was fixed on January 16, 2003 and resulted in a payment to a financial institution in the amount of $7,967.

     In February 2003, the Government of Venezuela introduced restrictions on the exchange of Venezuelan bolivars (VEB) for U.S. dollars, established the official rate of exchange ("Official Rate") at 1,600 VEB, and made exchanges for U.S. dollars subject to Government approval. The Company has continued to translate the financial results for its Venezuela operations using the Official Rate of 1,600 VEB, with a resulting adjustment to other comprehensive income. As a result of the Venezuelan government currency restrictions, the VEB's that were exchanged for U.S. dollars during 2003 were exchanged at 1,600 VEB.

     The Venezuelan government has publicly stated that certain measures are being considered, such as an increase in the Official Rate. In February 2004, the Government of Venezuela increased the official rate to 1,920 VEB. The Company is uncertain as to the amount of currency that will be approved for transfer, the timing of such transfers and the exchange rate that would apply to such transfers.

     At December 31, 2003, the Company's net assets in Venezuela have been translated to approximately $3,198 using an exchange rate of 1,600 VEB. The impact of an increase of 320 VEB to 1,920 VEB in the exchange rate would result in a decrease in other comprehensive income of approximately $270 at December 31, 2003. Any future increases in the exchange rate would result in realized losses on currency exchange transactions.

     The Company's market risk exposure has not changed materially since December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS


Independent Auditors' Report................................    39
Consolidated Statements of Operations for the Years Ended
  December 31, 2003, 2002 and 2001..........................    40
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................    41
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2003, 2002 and 2001..............    42
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001..........................    43
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2003, 2002 and 2001....................    44
Schedule II -- Valuation and Qualifying Accounts............    69

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Crowley Maritime Corporation
Oakland, California

     We have audited the accompanying consolidated balance sheets of Crowley Maritime Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Table of Contents at Item 8. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crowley Maritime Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company consolidated a Variable Interest Entity effective January 1, 2003 in accordance with the adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
March 9, 2004

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2003       2002       2001
                                                              --------   --------   --------
OPERATING REVENUES..........................................  $978,007   $972,857   $992,935
EXPENSES:
  Operating.................................................   848,982    844,748    876,651
  General and administrative................................    31,447     33,301     28,073
  Depreciation and amortization.............................    60,753     53,980     51,057
  Asset charges (recoveries), net...........................    (5,383)       204     (4,847)
                                                              --------   --------   --------
                                                               935,799    932,233    950,934
                                                              --------   --------   --------
OPERATING INCOME............................................    42,208     40,624     42,001
OTHER INCOME (EXPENSE):
  Interest income...........................................       363        688      2,116
  Interest expense..........................................   (21,330)   (15,482)   (15,674)
  Minority interest in consolidated subsidiaries............     1,762        629      1,249
  Other income..............................................       115        177        233
                                                              --------   --------   --------
                                                               (19,090)   (13,988)   (12,076)
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......    23,118     26,636     29,925
Income tax expense..........................................    (8,700)    (8,300)    (9,800)
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    14,418     18,336     20,125
Discontinued operations:
  Loss from operations (net of $700, $600 and $0 of tax
    benefit in 2003, 2002 and 2001, respectively)...........    (1,177)    (1,064)       (44)
                                                              --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    13,241     17,272     20,081
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................      (420)        --         --
                                                              --------   --------   --------
NET INCOME..................................................    12,821     17,272     20,081
Preferred stock dividends...................................    (1,575)    (1,666)    (1,849)
                                                              --------   --------   --------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS..............  $ 11,246   $ 15,606   $ 18,232
                                                              ========   ========   ========
Basic earnings per common share:
  Income from continuing operations before discontinued
    operations and cumulative effect of change in accounting
    principle...............................................  $  94.64   $ 122.56   $ 134.46
  Loss from discontinued operations.........................     (8.67)     (7.82)     (0.32)
  Cumulative effect of change in accounting principle.......     (3.10)        --         --
                                                              --------   --------   --------
  Net income................................................  $  82.87   $ 114.74   $ 134.14
                                                              ========   ========   ========
Diluted earnings per common share:
  Income from continuing operations before discontinued
    operations and cumulative effect of change in accounting
    principle...............................................  $  89.03   $ 112.44   $ 122.41
  Loss from discontinued operations.........................     (7.27)     (6.55)     (0.27)
  Cumulative effect of change in accounting principle.......     (2.59)        --         --
                                                              --------   --------   --------
  Net income................................................  $  79.17   $ 105.89   $ 122.14
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 2003        2002
                                                              ----------   --------
ASSETS
Cash and cash equivalents...................................  $  160,625   $ 43,355
Receivables, net............................................     156,877    142,916
Prepaid expenses and other assets...........................      48,744     41,401
Current assets of discontinued operations...................       3,488      5,054
                                                              ----------   --------
TOTAL CURRENT ASSETS........................................     369,734    232,726
Receivable from related party...............................      10,531     16,936
Goodwill....................................................      44,786     45,097
Intangibles, net............................................      15,447     14,211
Other assets................................................      47,482     21,429
Long-term assets of discontinued operations.................         709      1,288
Property and equipment, net.................................     521,961    551,607
                                                              ----------   --------
TOTAL ASSETS................................................  $1,010,650   $883,294
                                                              ==========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $   95,695   $ 98,680
Accrued payroll and related expenses........................      40,303     38,838
Insurance claims payable....................................      14,360     11,370
Unearned revenue............................................       6,631      9,529
Current liabilities of discontinued operations..............       3,542      4,303
Current portion of long-term debt...........................      52,847     29,357
                                                              ----------   --------
TOTAL CURRENT LIABILITIES...................................     213,378    192,077
Deferred income taxes.......................................      89,541     76,770
Other liabilities...........................................      18,754     19,532
Long-term liabilities of discontinued operations............       5,363      6,398
Minority interests in consolidated subsidiaries.............       2,074      4,568
Long-term debt, net of current portion......................     381,803    296,019
                                                              ----------   --------
TOTAL LIABILITIES...........................................     710,913    595,364
                                                              ----------   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................      31,500     31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 89,404 and 89,710 shares issued and
  outstanding, respectively.................................           1          1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares outstanding..............          --         --
Additional paid-in capital..................................      67,334     67,540
Retained earnings...........................................     206,956    195,994
Accumulated other comprehensive loss, net of tax benefit of
  $3,392 and $3,997, respectively...........................      (6,054)    (7,105)
                                                              ----------   --------
TOTAL STOCKHOLDERS' EQUITY..................................     299,737    287,930
                                                              ----------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,010,650   $883,294
                                                              ==========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                         PREFERRED CLASS A                              CLASS N
                         CONVERTIBLE STOCK       COMMON STOCK         COMMON STOCK      ADDITIONAL                  OTHER
                        -------------------   ------------------   ------------------    PAID-IN     RETAINED   COMPREHENSIVE
                        SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     EARNINGS       LOSS
                        -------   ---------   ------   ---------   ------   ---------   ----------   --------   -------------
December 31, 2000.....  315,000    $31,500    88,708      $1       46,138       --       $66,076     $163,331      $    --
Stock purchased by
  employee benefit
  plans...............       --         --     2,010      --           --       --         2,012           --           --
Stock retired from
  employee benefit
  plans...............       --         --      (221)     --           --       --          (135)        (166)          --
Stock retired from
  Tender Offer........       --         --      (521)     --           --       --          (237)        (793)          --
Preferred stock
  dividends...........       --         --        --      --           --       --            --       (1,849)          --
Net income............       --         --        --      --           --       --            --       20,081           --
                        -------    -------    ------      --       ------     ----       -------     --------      -------
December 31, 2001.....  315,000     31,500    89,976       1       46,138       --        67,716      180,604           --
Stock retired from
  employee benefit
  plans...............       --         --      (266)     --           --       --          (176)        (216)          --
Preferred stock
  dividends...........       --         --        --      --           --       --            --       (1,666)          --
Comprehensive Income:
  Net income..........       --         --        --      --           --       --            --       17,272           --
  Other comprehensive
    loss:
    Foreign currency
      translation
      adjustments, net
      of tax benefit
      of $831.........       --         --        --      --           --       --            --           --       (1,477)
    Rate lock
      agreement, net
      of tax benefit
      of $3,166.......       --         --        --      --           --       --            --           --       (5,628)
Total comprehensive
  income..............       --         --        --      --           --       --            --           --           --
                        -------    -------    ------      --       ------     ----       -------     --------      -------
December 31, 2002.....  315,000     31,500    89,710       1       46,138       --        67,540      195,994       (7,105)
Stock retired from
  employee benefit
  plans...............       --         --      (306)     --           --       --          (206)        (284)          --
Preferred stock
  dividends...........       --         --        --      --           --       --            --       (1,575)          --
Comprehensive Income:
  Net income..........       --         --        --      --           --       --            --       12,821           --
  Other comprehensive
    loss:
    Foreign currency
      translation
      adjustments, net
      of tax benefit
      of $102.........       --         --        --      --           --       --            --           --          159
    Rate lock
      agreement, net
      of tax benefit
      of $501.........       --         --        --      --           --       --            --           --          892
Total comprehensive
  income..............       --         --        --      --           --       --            --           --           --
                        -------    -------    ------      --       ------     ----       -------     --------      -------
December 31, 2003.....  315,000    $31,500    89,404      $1       46,138     $ --       $67,334     $206,956      $(6,054)
                        =======    =======    ======      ==       ======     ====       =======     ========      =======


                         TOTAL
                        --------
December 31, 2000.....  $260,908
Stock purchased by
  employee benefit
  plans...............     2,012
Stock retired from
  employee benefit
  plans...............      (301)
Stock retired from
  Tender Offer........    (1,030)
Preferred stock
  dividends...........    (1,849)
Net income............    20,081
                        --------
December 31, 2001.....   279,821
Stock retired from
  employee benefit
  plans...............      (392)
Preferred stock
  dividends...........    (1,666)
Comprehensive Income:
  Net income..........
  Other comprehensive
    loss:
    Foreign currency
      translation
      adjustments, net
      of tax benefit
      of $831.........
    Rate lock
      agreement, net
      of tax benefit
      of $3,166.......
Total comprehensive
  income..............    10,167
                        --------
December 31, 2002.....   287,930
Stock retired from
  employee benefit
  plans...............      (490)
Preferred stock
  dividends...........    (1,575)
Comprehensive Income:
  Net income..........
  Other comprehensive
    loss:
    Foreign currency
      translation
      adjustments, net
      of tax benefit
      of $102.........
    Rate lock
      agreement, net
      of tax benefit
      of $501.........
Total comprehensive
  income..............    13,872
                        --------
December 31, 2003.....  $299,737
                        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                2003       2002       2001
                                                              --------   --------   ---------
OPERATING ACTIVITIES:
  Net income................................................  $ 12,821   $ 17,272   $  20,081
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle,
      net...................................................       420         --          --
    Depreciation and amortization...........................    60,753     53,980      51,057
    Amortization of deferred gain on the sale and leaseback
      of vessels............................................    (2,679)    (2,679)     (2,746)
    Asset charges (recoveries), net.........................    (5,383)       204      (4,847)
    Change in cash surrender value of life insurance........    (1,103)     1,739       1,524
    Deferred income tax provision...........................     6,516      1,967       2,006
    Changes in current assets and liabilities:
      Receivables, net......................................    (9,982)   (13,870)     18,764
      Prepaid expenses and other............................    (2,406)    (1,387)       (573)
      Accounts payable and accrued liabilities..............     5,940    (22,695)     (6,852)
      Accrued payroll and related expenses..................     1,466        186     (10,652)
    Other...................................................    (4,721)      (496)       (231)
                                                              --------   --------   ---------
      Net cash provided by continuing operations............    61,642     34,221      67,531
      Net cash provided by (used in) discontinued
         operations.........................................     1,013     (2,489)     (3,105)
                                                              --------   --------   ---------
      Net cash provided by operating activities.............    62,655     31,732      64,426
                                                              --------   --------   ---------
INVESTING ACTIVITIES:
  Property and equipment additions..........................   (19,247)   (96,825)   (107,933)
  Dry-docking costs.........................................   (30,366)   (11,787)     (2,867)
  Proceeds from asset dispositions..........................    10,451      9,679       6,500
  Proceeds from sale of MTL Petrolink Corp., net of cash
    sold....................................................       500     18,138          --
  (Deposits) withdrawals of restricted funds................    (1,544)    (1,557)        694
  Acquisitions, net of cash acquired........................      (123)    (2,986)    (40,389)
  Cash assumed from consolidation of Variable Interest
    Entity..................................................     1,915         --          --
  Directors life insurance..................................    (1,894)        --          --
  Receipts (payments) on receivable from related party......     7,508     (2,700)     (2,979)
  Receipts on notes receivable, net.........................       239        509         111
                                                              --------   --------   ---------
      Net cash used in continuing operations................   (32,561)   (87,529)   (146,863)
      Net cash provided by (used in) discontinued
         operations.........................................        --        (86)      7,920
                                                              --------   --------   ---------
      Net cash used in investing activities.................   (32,561)   (87,615)   (138,943)
                                                              --------   --------   ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................   205,909    127,534      43,058
  Borrowings on Revolving Credit Agreement..................    20,000     50,000      12,500
  Repayments on Revolving Credit Agreement..................   (45,000)   (25,000)    (14,000)
  Payments on long-term debt................................   (82,835)   (75,238)    (36,872)
  Debt issuance costs.......................................      (866)    (6,568)     (1,003)
  Payment of rate lock agreement............................    (7,967)        --          --
  Payment of preferred stock dividends......................    (1,575)    (1,757)     (1,941)
  Redemption of preferred stock.............................        --     (2,367)     (2,372)
  Proceeds from issuance of common stock....................        --         --       2,012
  Retirement of stock.......................................      (490)      (392)     (1,331)
                                                              --------   --------   ---------
    Net cash provided by financing activities...............    87,176     66,212          51
                                                              --------   --------   ---------
    Net increase (decrease) in cash and cash equivalents....   117,270     10,329     (74,466)
    Cash and cash equivalents at beginning of year..........    43,355     33,026     107,492
                                                              --------   --------   ---------
    Cash and cash equivalents at end of year................  $160,625   $ 43,355   $  33,026
                                                              ========   ========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     Crowley Maritime Corporation, operating through its subsidiaries (the "Company"), is comprised of four principal business segments: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. The Liner Services segment consists of scheduled common carrier services and logistic services. The Ship Assist and Escort Services segment provides ship assist, tanker escort, docking and related services. The Oil and Chemical Distribution and Transportation Services segment uses vessels for the carriage of crude oil, petroleum products and chemicals. This segment also owns and/or operates four tank farms and provides vessel management services to third parties. The Energy and Marine Services segment provides specialized services to companies engaged, on a worldwide basis, in the exploration, production and distribution of oil and gas. The Company operates in the United States, Mexico, Central America, South America, the Caribbean, Russia, and other international markets.

     In December 2003, the Company approved a plan to sell the operations of its Liner Services segment in Venezuela. Accordingly, the Company's previously reported consolidated financial statements and related notes for 2002 and 2001 have been restated to present the Venezuela operations separate from continuing operations (refer to Discontinued Operations in Note 4).

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Crowley Maritime Corporation and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company has joint ventures that it maintains more than a 50% ownership interest in and maintains effective control over their operations. Based on this, the Company consolidates these joint ventures and records minority interests for the partners' ownership interests in the joint ventures.

  RELATED PARTY

     Thomas B. Crowley, Jr., President, Chief Executive Officer, and Chairman of the Board of Directors and principal shareholder, has the ability to control operations through his beneficial ownership of a majority of the Company's common shares.

  RECLASSIFICATION

     Certain items in prior year's consolidated financial statements have been reclassified to conform with the current year presentation.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid securities primarily invested in overnight repurchase agreements with original maturities of three months or less to be cash equivalents. These securities are stated at cost, which approximates fair value. At December 31, 2003, the Company has restricted cash and cash equivalents of $4,032. This restricted cash and cash equivalents is used in the operation of certain vessels which the Company manages for an unrelated third party and for use by a Variable Interest Entity (refer to Note 2).

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  GOODWILL

     Goodwill represents the excess costs of acquired companies over the fair value of their net tangible assets. With the acquisition of Marine Transport Corporation ("MTC") on February 7, 2001, goodwill was recorded and amortized on the straight-line method over 20 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" and no longer amortizes goodwill but is required to annually evaluate goodwill for impairment. The Company identified no impairment as a result of its evaluation of goodwill during 2003 and 2002. The Company performs an annual test of goodwill unless an event occurs or circumstances change that would reduce the fair value of MTC below its carrying amount.

     The proforma effects of not amortizing goodwill had this Statement been adopted as of January 1, 2001 are as follows:

                                                               2001
                                                              -------
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

  INTANGIBLES

     Deferred financing costs are amortized on the effective interest method over the terms of the related financing. The weighted average amortization period for deferred financing costs is 19 years. Non-compete agreements and customer lists are amortized over 5 years.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Renewals and refurbishments which extend asset useful lives are capitalized while normal repair and maintenance expenditures are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: floating equipment (15 to 25 years); other operating equipment (5 to 20 years); and buildings (5 to 25 years). Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease term. Interest is capitalized in conjunction with the construction and refurbishment of vessels.

     The Company assesses recoverability of the carrying value of a long-lived asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.

  INTERNAL USE SOFTWARE

     Costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred. Costs considered to be in the application development stage include design, coding, installation of hardware and testing. Costs capitalized during this stage include: external direct costs of materials and services consumed in developing or obtaining the software; payroll and

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

payroll-related costs for employees directly associated with the project; and interest costs incurred during development.

  DRY-DOCKING

     Dry-docking costs for major vessels are deferred and amortized over the estimated period between dry-dockings. Dry-docking inspections are required generally every two to three years for regulatory purposes to demonstrate that a vessel meets standards established by the U.S. Coast Guard and the American Bureau of Shipping. Amortization expense of the dry-docking costs was $8,912, $6,040, and $1,718, in 2003, 2002 and 2001 respectively.

  REVENUE RECOGNITION

     The Company's accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized ratably over each voyage by load and discharge port. The Company's logistics services and Ship Assist and Escort Services are recognized as services are provided. Revenues from the Oil and Chemical Distribution and Transportation Services and Energy and Marine Services are recognized ratably over the length of the contract. Estimated losses are recognized at the time such losses become evident. Costs related to the shipment of goods under long-term contracts are expensed as incurred.

  INCOME TAXES

     The Company accounts for certain income and expense items for financial reporting differently than for income tax purposes. The deferred tax liabilities or assets are determined based on differences between the financial statement carrying values and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on current enacted tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be settled or realized.

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company does not invest in derivatives for trading or speculative purposes. From time to time, as part of its risk management strategy, the Company uses derivative financial instruments, such as rate lock agreements, to manage exposures to interest rate risk. These instruments are accounted for as cash flow hedges with unrealized gains and losses recorded in other comprehensive income (loss). The amount paid by the Company on maturity of a rate lock agreement is recognized as an adjustment to interest expense over the term of the underlying debt obligation. The Company recognized $567 as an adjustment to interest expense in 2003.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities during the reporting period. Actual results may differ from these estimates.

  NEW ACCOUNTING STANDARDS

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), which deals with revenue recognition accounting issues. SAB 104 revised and rescinded portions of Staff Accounting Bulletin No. 101 in order to make the interpretive guidance consistent with the current authoritative accounting and auditing guidance and SEC rules and regulations.

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

     SFAS 150, "Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity" addresses how an issuer classifies and measures certain financial instruments with characteristics of

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective July 1, 2003.

     The Company adopted SFAS 149 and SFAS 150 on July 1, 2003 and SAB 104 in December 2003. The adoption of these standards did not have a material impact on the Company's financial position, results of operations or cash flows.

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

     Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (the "Interpretation"), the Company followed: (a) EITF 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions"; and (b) EITF 96-21, "Implementation Issues in Accounting for Leasing Transactions Involving Special-Purpose Entities" in determining not to consolidate the VIE. In 1997, an unrelated third party (the "Foundation") capitalized the VIE with a substantive equity payment of $1,500, which represented more than 3% of the total funding of the VIE, in exchange for the beneficial interests in the VIE.

     The Interpretation clarified the accounting treatment of certain entities in which equity investors do not have: (a) the characteristics of a controlling financial interest; or (b) sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted the Interpretation and determined that it is the primary beneficiary of the VIE and consolidated the VIE effective January 1, 2003.

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

     As a result of recording the assets and liabilities of the VIE at their fair value, a cumulative effect of change in accounting principle of $420, net of a $257 deferred tax benefit, ($3.10 basic earnings per common share and $2.59 diluted earnings per common share) has been recorded in the Consolidated Statements of Operations. Prior year consolidated financial statements have not been restated as a result of the consolidation of the VIE.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The consolidation of the VIE resulted in recording of the following assets and liabilities based upon their fair values as of January 1, 2003:

Cash and cash equivalents...................................  $  1,915
Deferred taxes..............................................       257
Property and equipment......................................    14,097
Other liabilities...........................................    (3,512)
Minority interest...........................................    (1,977)
Long-term debt..............................................   (11,200)
                                                              --------
Cumulative effect of change in accounting principle.........  $   (420)
                                                              ========

     As a result of the consolidation of the VIE, the outstanding balance of $25,595 at January 1, 2003 of long-term debt due the VIE's lenders has been consolidated with the Company's financial statements and is treated as if it is the Company's debt. As of December 31, 2003, the outstanding balance of this debt is $21,079. The debt is payable in monthly installments through January 2006 and bears interest at interest rates ranging from 5.0% to 8.35%. As of December 31, 2003, the debt is collateralized by: (a) the VIE's vessel with a net book value of $11,104; (b) all other VIE assets of $1,936; and (b) an assignment of the vessel's earnings. Notwithstanding the accounting requirement to consolidate the VIE's debt with the Company's financial statements, the VIE's lender's have no recourse to the general credit of the Company.

NOTE 3 -- ACQUISITIONS AND SALES OF BUSINESSES

     On February 7, 2001, the Company acquired all of the outstanding shares of MTC for a total cost of approximately $49,130. The acquisition of MTC was accounted for as a purchase and, accordingly, the Consolidated Statements of Operations include the operating results of MTC beginning February 7, 2001. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated relative fair values. Goodwill of $50,752 was recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired.

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
                                                              --------
                                                              $ 49,130
                                                              ========

     In May 2002, the Company sold all of the outstanding common stock of MTL Petrolink Corp. (a subsidiary of MTC) for $18,638. The Company decided to sell MTL Petrolink Corp. subsequent to its acquisition of MTC. In its allocation of the purchase price of MTC, the Company made no effort to separately determine the fair value of MTL Petrolink Corp. The Company recorded the excess of the sales price, net of selling costs, over the net asset value of MTL Petrolink Corp. as a purchase price adjustment resulting in a

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

reduction to goodwill in the amount of $3,345. Included in the selling price of MTL Petrolink Corp. is a $500 escrow deposit which was received during 2003. This amount, net of income taxes of $189, also reduced goodwill.

     In July 2003, the Company purchased the stock of a transportation management company specializing in the apparel industry. In October 2002, the Company purchased the assets of a transportation services provider. These acquisitions are included in our Liner Services segment. The purchase prices consisted of the following:

                                                               2003      2002
                                                              -------   ------
Accounts receivable.........................................  $ 2,395   $  861
Property and equipment......................................      453       99
Non-compete agreement/customer list.........................    2,372    2,026
Accrued payroll and related expenses........................   (1,863)      --
                                                              -------   ------
  Purchase price, net of cash acquired......................  $ 3,357   $2,986
                                                              =======   ======

     The purchase price of the transportation management company will be adjusted for certain working capital adjustments and payments based on earnings.

     In December 2003, the Company entered into an agreement to assume ownership of the 25% minority interest in a joint venture which was accounted for using the purchase method of accounting. The Company received cash of approximately $3,234 and recorded fair value in excess of the cost of the acquired net assets, approximately $5,944, as a reduction to the fair value of vessels, the joint ventures only long-term assets.

     The following unaudited pro forma results of operations for the years ended December 31, 2003, 2002, and 2001, are presented as if the above acquisitions and sales had been completed on January 1, 2001. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and the above acquisitions and sales, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

                                                         2003       2002       2001
                                                       --------   --------   --------
Operating revenues...................................  $985,569   $962,103   $929,153
Net income...........................................  $ 13,044   $ 18,297   $ 12,488
Basic earnings per common share......................  $  84.52   $ 122.28   $  78.28
Diluted earnings per common share....................  $  80.54   $ 112.20   $  75.32

NOTE 4 -- DISCONTINUED OPERATIONS

     In December 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. As a result, the Company has ceased depreciation on the assets and classified them as discontinued operations in the Consolidated Balance Sheets. The Company performed an impairment analysis of these assets based on the estimated sales price and has recognized an impairment charge of $404 to write down those assets to fair value; this impairment charge is included in discontinued operations loss from operations in the 2003 Consolidated Statements of Operations. In February 2004, the Company sold its Venezuelan Logistics operations for $1,506.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Venezuelan operations have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Discontinued operations for the years ended December 31 are summarized as follows:

                                                            2003      2002      2001
                                                           -------   -------   ------
Operating revenues.......................................  $ 4,049   $ 5,047   $7,648
                                                           =======   =======   ======
Loss from continuing operations before taxes.............  $(1,877)  $(1,664)  $  (44)
Income tax benefit.......................................      700       600       --
                                                           -------   -------   ------
Net loss from discontinued operations....................  $(1,177)  $(1,064)  $  (44)
                                                           =======   =======   ======

     On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. Related to the sale, the Company adopted a strategy to exit operations of several other South America operations.

     The combined assets and liabilities of the above discontinued operations included in the Company's Consolidated Balance Sheets at December 31, 2003 and 2002 are as follows:

                                                               2003     2002
                                                              ------   ------
Cash and cash equivalents...................................  $  138   $  220
Receivables, net............................................   2,943    4,430
Prepaid expenses and other assets...........................     407      404
                                                              ------   ------
Current assets of discontinued operations...................  $3,488   $5,054
                                                              ======   ======
Property and equipment, net.................................  $  709   $1,288
                                                              ------   ------
Long-term assets of discontinued operations.................  $  709   $1,288
                                                              ======   ======
Accounts payable and accrued liabilities....................  $3,183   $4,291
Accrued payroll and related expenses........................     359       12
                                                              ------   ------
Current liabilities of discontinued operations..............  $3,542   $4,303
                                                              ======   ======
Other long-term liabilities.................................  $5,363   $6,398
                                                              ------   ------
Long-term liabilities of discontinued operations............  $5,363   $6,398
                                                              ======   ======

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5 -- RECEIVABLES

     Receivables consist of the following at December 31, 2003 and 2002:

                                                                2003       2002
                                                              --------   --------
Trade receivables...........................................  $135,861   $126,869
  Less allowance for doubtful accounts......................    (8,163)    (6,993)
                                                              --------   --------
Trade receivables, net......................................   127,698    119,876
                                                              --------   --------
Other receivables...........................................    30,137     24,884
  Less allowance for doubtful accounts......................      (958)    (1,844)
                                                              --------   --------
Other receivables, net......................................    29,179     23,040
                                                              --------   --------
                                                              $156,877   $142,916
                                                              ========   ========

     Other receivables include insurance claims receivable from third party reinsurance companies, tax claims receivables, pollution claims receivables and rebillable charges to customers for vessel management services and other services.

NOTE 6 -- RECEIVABLE FROM RELATED PARTY

     The Company has entered into a Split Dollar Life Insurance Agreement ("Agreement") with the Company's President, Chief Executive Officer, Chairman of the Board, and principal shareholder (the "Employee") whereby the Company pays the premiums on certain life insurance policies ("Policies") of the Employee and a related Director. Upon death of the insureds, the Company will receive the total paid for premiums under the policies, net of certain payments made by or on behalf of the Employee. If the Company and the Employee terminate the Agreement, the Company will be paid an amount equal to the lesser of the Policy cash surrender value or the amounts of premiums paid by the Company reduced by certain payments made by or on behalf of the Employee. The Company has accounted for this receivable at the lower of the net premium payments made or the cash surrender value of the Policies. The receivable is non-interest bearing and is stated at the amount the Company is entitled to receive under the agreement. Net premiums paid in 2002 and 2001 were $2,700, and $2,979, respectively.

     In December 2003, the Company and the Employee reached a settlement agreement whereby three of the Policies were cancelled and the Employee reimbursed the Company $7,508 which represented the total amount of net premiums paid by the Company on those Policies. In order to reimburse the Company, the Employee obtained a personal loan. The Company is not obligated to pay this loan and has not guaranteed repayment of this loan. However, the Company has agreed to reimburse the Employee the interest on the loan.

NOTE 7 -- DIRECTORS LIFE INSURANCE

     In December 2003, the Company purchased life insurance policies which insure the life of a member of the Board of Directors. The Company is the owner and beneficiary of the policies. Accordingly, the Company has recorded the cash surrender value of the policies of $1,894 in Other Assets in the Consolidated Balance Sheet as of December 31, 2003.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8 -- INTANGIBLES

     The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2003 are as follows:

                                                         GROSS
                                                        CARRYING   ACCUMULATED    NET BOOK
                                                         AMOUNT    AMORTIZATION    VALUE
                                                        --------   ------------   --------
Deferred loan costs...................................  $14,703       $3,031      $11,672
Non-compete agreement.................................    2,026          507        1,519
Customer Lists........................................    2,493          237        2,256
                                                        -------       ------      -------
                                                        $19,222       $3,775      $15,447
                                                        =======       ======      =======

     Amortization expense recorded on the intangible assets for the years ended December 31, 2003 2002, and 2001 was $2,049, $2,147, and $1,268, respectively.
The amortization expense for each of the five succeeding fiscal years ending December 31 is as follows:

2004........................................................  $1,884
2005........................................................   1,838
2006........................................................   1,794
2007........................................................   1,631
2008........................................................   1,019

NOTE 9 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2003 and 2002:

                                                                 2003         2002
                                                              ----------   ----------
Floating equipment..........................................  $  878,215   $  865,092
Other operating equipment...................................     118,685      120,117
Buildings, leasehold improvements and other.................      89,016       81,669
Construction in progress....................................       3,685       38,529
                                                              ----------   ----------
                                                               1,089,601    1,105,407
Less accumulated depreciation and amortization..............    (570,741)    (555,357)
                                                              ----------   ----------
                                                                 518,860      550,050
Restricted cash and cash equivalents........................       3,101        1,557
                                                              ----------   ----------
Total property and equipment................................  $  521,961   $  551,607
                                                              ==========   ==========

     Restricted cash and cash equivalents included in property and equipment represent funds for the future purchase of property and equipment currently restricted by lenders. Depreciation and amortization of property and equipment was $51,200, $47,300, and $46,542 for the years ended December 31, 2003, 2002, and 2001, respectively.

     Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest of $627, $4,489, and $1,584, was capitalized in 2003, 2002, and 2001, respectively.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 10 -- ASSET CHARGES (RECOVERIES), NET

     The components of asset charges (recoveries), net for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Gain on involuntary conversion..........................  $    --   $(3,897)  $    --
Impairment charge on vessels............................       --     5,487       484
Gain on asset sales.....................................   (5,383)   (1,386)   (5,331)
                                                          -------   -------   -------
                                                          $(5,383)  $   204   $(4,847)
                                                          =======   =======   =======

     In July 2002, a fire occurred in the engine room of one of the Company's tankers. As a result of the fire, the extensive damages caused by it and the short remaining useful life of the vessel, management decided not to repair the vessel. The Company received insurance proceeds based upon the damage to the vessel caused by the fire. The net book value of the vessel was $2,009. Accordingly, the Company recognized a gain net of incurred costs from involuntary conversion of $3,897.

     The Company has certain vessels it has designated as surplus and has implemented a plan to dispose of them. The Company evaluated the recoverability of its carrying value of these vessels and as a result recorded a write down of $5,487, and $484 in 2002 and 2001, respectively. The net book value of these vessels at December 31, 2003 is $3,672.

NOTE 11 -- LEASES AND LEASE COMMITMENTS

     The Company leases and subleases vessels on both a time charter and bareboat charter basis. It also leases and subleases terminals, office facilities, and operating equipment.

     Future minimum annual rental payments and receipts required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003 are summarized as follows:

                                                              PAYMENTS   RECEIPTS
                                                              --------   --------
2004........................................................  $ 60,020   $ 97,113
2005........................................................    60,631     74,634
2006........................................................    31,484     37,190
2007........................................................    29,225     11,800
2008........................................................    27,774     10,863
Thereafter..................................................    44,941      1,921
                                                              --------   --------
                                                              $254,075   $233,521
                                                              ========   ========

     Total rental expense for all leases, including short-term leases, was approximately $135,000, $146,000, and $172,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

     Certain lease agreements contain restrictive covenants which require the maintenance of minimum amounts of net worth. Furthermore, a vessel with a net book value of $9,562 at December 31, 2003 has been pledged as collateral for certain equipment leases.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12 -- LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2003 and 2002:

                                                                2003       2002
                                                              --------   --------
United States Government-guaranteed ship-financing bonds and notes (Title XI), collateralized by vessels with a net
  book value of $255,122 at December 31, 2003, bearing
  interest from 4.96% to 8.125%, payable in installments
  through 2027..............................................  $214,049   $220,770
Debt collateralized by vessels with a net book value of
  $108,610 at December 31, 2003, bearing interest from 2.64%
  to 8.35%, payable in installments through 2013............   205,567     60,589
Debt collateralized by containers and chassis with a net
  book value of $3,568 at December 31, 2003, bearing
  interest from 8.83% to 9.87%, payable in installments
  through 2004..............................................       834      4,780
Industrial revenue bonds, with variable interest rates of
  1.05% to 1.10% at December 31, 2003, principal balance of
  $10,200 payable in installments beginning in 2006 through
  2013, and $4,000 payable in 2014..........................    14,200     14,200
Revolving Credit Agreement collateralized by vessels with a
  net book value of $60,933 at December 31, 2003, bearing
  interest of 2.94% at December 31, 2003 based on LIBOR plus
  1.375%....................................................        --     25,000
Other.......................................................        --         37
                                                              --------   --------
                                                               434,650    325,376
Less current portion........................................   (52,847)   (29,357)
                                                              --------   --------
                                                              $381,803   $296,019
                                                              ========   ========

     The Company's $115,000 Amended and Restated Credit Agreement (the "Revolving Credit Agreement") has been extended to February 15, 2005. Borrowing rates are based on either Eurodollar or Bank Base rates. There were no borrowings outstanding under the Revolving Credit Agreement at December 31, 2003. Outstanding letters of credit totaled $33,068 at December 31, 2003, leaving $81,932 borrowing capacity under the Revolving Credit Agreement.

     In January 2003, the Company issued bonds in the amount of $60,909, which are guaranteed pursuant to Title XI of the Merchant Marine Act of 1936 by the United States Department of Transportation, Maritime Administration. The bonds bear interest at a fixed rate of 4.96% and are payable in semiannual installments through 2027. The proceeds from the bonds were used to: (a) refinance the construction financing arranged to build two articulated tug/barge units ("ATB's"), the OCEAN RELIANCE/Barge 550-3 and COASTAL RELIANCE/Barge 550-4; and (b) reimburse the Company for expenditures incurred for their construction.

     In May 2002, the Company entered into a rate lock agreement to fix at 5.45% the underlying benchmark rate on the permanent financing arranged for the construction of these two ATB's. The permanent financing, which consists of debt guaranteed pursuant to Title XI of the Merchant Marine Act of 1936, was concluded on January 16, 2003. Because the rate lock agreement was designated as a cash flow hedge, the changes in the fair value of the borrowings subject to the agreement were recognized in other comprehensive income (loss) until the debt was funded. Effective upon the funding of the debt on January 16, 2003, the amount recorded in other comprehensive income (loss) is recognized as an adjustment to interest expense over the term of the underlying debt agreement using the effective interest method. The Company's liability under the rate lock

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

agreement was fixed on January 16, 2003 and resulted in a payment to a financial institution in the amount of $7,967.

     In October 2003, the Company received proceeds in the amount of $30,000 from a loan from two financial institutions. The loan is scheduled to be repaid in 24 quarterly installments of $1,250 plus interest at LIBOR plus 1.5%. The loan is collateralized by four vessels with a net book value of $21,770 at December 31, 2003.

     In December 2003, the Company received proceeds of $115,000 from a loan with several financial institutions. The loan is scheduled to be repaid in 23 quarterly installments of $2,875 with a balloon payment of $48,875 in December 2009. Interest is due quarterly at LIBOR plus 1.5%. The loan is collateralized by twenty five vessels with a net book value of $31,999 at December 31, 2003.

     In February 2004, the Company redeemed $10,366 of Title XI financial bonds at a price ranging from $100.871 to $101.161. Accordingly, this debt has been classified as current debt in the Consolidated Balance Sheet as of December 31, 2003.

     The Company's financing agreements contain restrictive covenants which require, among other things: (a) maintenance of a net debt (as defined in such agreements) to stockholders' equity ratio which shall not exceed 2.5 to 1; (b) reduction of debt with the proceeds generated by the sale of any vessels; (c) a maximum net debt (as defined in such agreements) to earnings before interest, taxes, depreciation and amortization ratio not to exceed 6.0 to 1 in 2003 and 2004; and (d) maintenance of an interest coverage ratio of 3.5 to 1. The Company is limited to $60,000 of capital expenditures for a calendar year, not including amounts expended for articulated tug/barge units, which are limited to total expenditures of $210,000. While the Company is prohibited from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period at a combined cost not to exceed $10,000. At December 31, 2003, the Company was in compliance with all covenants under its financing and leasing arrangements.

     Annual scheduled payments for long-term debt as of December 31, 2003 are as follows:

2004........................................................  $ 52,847
2005........................................................    40,237
2006........................................................    32,604
2007........................................................    32,687
2008........................................................    34,799
Thereafter..................................................   241,476
                                                              --------
                                                              $434,650
                                                              ========

     Total interest expense, including capitalized interest, for the years ended December 31, 2003, 2002, and 2001 was $21,957, $19,971, and $17,258,
respectively.

     In February 2004, the Company amended its Revolving Credit Agreement. The $95,000 Second Amended and Restated Credit Agreement expires in February 2009. Borrowing rates are based on either Eurodollar or Bank Base rates. The Company's $95,000 Second Amended and Restated Credit Agreement contains restrictive covenants which require, among other things: (a) maintenance of a leverage ratio (as defined in such agreement) which shall not exceed 3.25 in 2004, 3.0 in 2005,
2.75 in 2006 and 2.5 in 2007 and thereafter; and (b) a maximum total debt (as defined by such agreement) to earnings before interest, taxes,

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

depreciation, amortization and rent expense (as defined by such agreement) not to exceed 3.25 in 2004 and 2005 and 3.0 in 2006 and thereafter.

NOTE 13 -- INCOME TAXES

     The income tax provision (benefit) on income from continuing operations includes the following for the years ended December 31, 2003, 2002, and 2001:

                                                              2003     2002     2001
                                                             ------   ------   ------
Current:
  Federal..................................................  $ (961)  $2,991   $4,836
  State....................................................      48    1,660    1,038
  Foreign..................................................   3,097    1,682    1,920
                                                             ------   ------   ------
     Total current.........................................   2,184    6,333    7,794
                                                             ------   ------   ------
Deferred:
  Federal..................................................   5,843    1,859    1,848
  State....................................................     673      108      158
                                                             ------   ------   ------
     Total deferred........................................   6,516    1,967    2,006
                                                             ------   ------   ------
                                                             $8,700   $8,300   $9,800
                                                             ======   ======   ======

     A reconciliation of the federal statutory income tax rate for 2003, 2002, and 2001 of 35%, and the provision for federal, foreign, and state taxes on income is as follows for the years ended December 31, 2003, 2002, and 2001:

                                                           2003      2002      2001
                                                          -------   -------   -------
Federal income tax on income at the statutory rate of
  35%...................................................  $ 8,091   $ 9,323   $10,474
Excess of book over tax depreciation on assets
  constructed with CCF..................................      862       668     1,238
State and foreign income tax less federal income tax
  benefit...............................................      629      (449)      853
Goodwill amortization...................................       --        --       808
Valuation allowance on foreign tax credit
  carryforwards.........................................       --        --    (1,739)
Nondeductible expenses..................................       77       888     1,008
Net change in tax reserves..............................   (1,029)   (1,666)   (2,826)
Federal tax benefit of state tax settlement.............       --      (630)       --
Other...................................................       70       166       (16)
                                                          -------   -------   -------
                                                          $ 8,700   $ 8,300   $ 9,800
                                                          =======   =======   =======

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The net deferred income tax assets (liabilities) shown below, both current and noncurrent, result from the tax effects of the following temporary differences at December 31, 2003 and 2002:

                                                                2003        2002
                                                              ---------   --------
Deferred tax assets:
  Non-deductible reserves...................................  $  21,807   $ 20,997
  Foreign subsidiaries......................................      6,771      4,481
  Foreign currency translation adjustment...................        730        831
  Treasury lock agreement...................................      2,663      3,166
  Tax credits...............................................      7,787      2,996
                                                              ---------   --------
                                                                 39,758     32,471
  Valuation allowance.......................................     (5,172)        --
                                                              ---------   --------
                                                                 34,586     32,471
                                                              ---------   --------
Deferred tax liabilities:
  Excess of book over tax bases of depreciable assets.......    (97,747)   (95,236)
  Other.....................................................    (10,960)    (3,525)
                                                              ---------   --------
                                                               (108,707)   (98,761)
                                                              ---------   --------
  Net deferred tax liability................................    (74,121)   (66,290)
  Current portion -- asset..................................     15,420     10,480
                                                              ---------   --------
                                                              $ (89,541)  $(76,770)
                                                              =========   ========

     Under its agreement with the U.S. Government, the Company is allowed to make deposits to the Capital Construction Fund ("CCF") of earnings and gains from qualified operations without payment of federal taxes. CCF cash and marketable securities are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration for use of these funds. Any withdrawals of funds for purposes other than those permitted will result in a taxable event, equivalent to the statutory tax rate. The Company has $4,900 of restricted CCF Funds at December 31, 2003 which is classified in Other Assets in the Consolidated Balance Sheet. Taxes on CCF deposits and earnings made prior to January 1, 1993 are being recognized over the remaining lives of the assets purchased with qualified CCF withdrawals. At December 31, 2003, 2002, and 2001, the difference between the book carrying value and the tax bases of assets as a result of these past deposits for which the Company has not provided taxes, is approximately $16,000, $19,000, and $21,000, respectively.

     The Company has alternative minimum tax credit carryforwards of approximately $7,787, which have no expiration date, available to offset future federal taxes.

     Valuation allowances have been recorded against certain deferred tax assets. Each item has been reviewed for expected utilization using a "more likely than not" approach based on the character of the item, the associated taxing jurisdiction, the relevant history of the item, and identified actions under the control of the Company.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts of financial instruments have been determined by the Company using available market information and valuation methodologies. However, considerable judgment is required in

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     The methods and assumptions used to estimate the fair value of each class of financial instruments, which potentially subject the Company to concentrations of credit risk, are set forth below:

     - Cash and cash equivalents, marketable securities, and cash held in the Capital Construction Fund -- The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The carrying amounts reported in the Consolidated Balance Sheet for these items approximate fair value at December 31, 2003 and 2002.

     - Trade receivables -- Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many diverse industries and geographies. The carrying amounts reported in the Consolidated Balance Sheet for trade receivables approximate fair value at December 31, 2003 and 2002.

     - Long-term debt -- Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2003, the estimated fair value of the Company's debt, with a carrying value of $434,650 is $449,071. At December 31, 2002, the estimated fair value of the Company's debt, with a carrying value of $325,376, was $347,250.

NOTE 15 -- STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     Dividends on preferred class A convertible stock are cumulative at 5% per annum, payable annually on July 1st. Cumulative dividends in arrears bear interest at a rate determined by the Board of Directors between 8% and 12%, inclusive, compounded annually. There are no dividends in arrears at December 31, 2003. These shares, together with unpaid cumulative dividends and interest, if any, are convertible to common stock at a conversion price of $1,200 per share, subject to specified anti-dilution adjustments. Shares may be redeemed, at the Company's option, for $100 per share plus unpaid cumulative dividends and interest.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  EARNINGS PER COMMON SHARE

     The computations of the numerator and denominator for calculating basic and diluted earnings per common share for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                                         2003       2002       2001
                                                       --------   --------   --------
Numerator:
Income from continuing operations before discontinued
  operations and cumulative effect of change in
  accounting principle...............................  $ 14,418   $ 18,336   $ 20,125
  Less preferred dividends...........................    (1,575)    (1,666)    (1,849)
                                                       --------   --------   --------
  Income for basic earnings per common share from
     continuing operations before discontinued
     operations and cumulative effect of change in
     accounting principle............................    12,843     16,670     18,276
Loss from discontinued operations....................    (1,177)    (1,064)       (44)
Cumulative effect of change in accounting
  principle..........................................      (420)        --         --
                                                       --------   --------   --------
  Net income for basic earnings per common share.....    11,246     15,606     18,232
  Plus preferred dividends...........................     1,575      1,575      1,575
                                                       --------   --------   --------
  Net income for diluted earnings per common share...  $ 12,821   $ 17,181   $ 19,807
                                                       ========   ========   ========
Denominator:
  Basic weighted average shares......................   135,702    136,010    135,920
  Effect of dilutive securities -- convertible
     preferred stock.................................    26,250     26,250     26,250
                                                       --------   --------   --------
  Diluted weighted average shares....................   161,952    162,260    162,170
                                                       ========   ========   ========

NOTE 16 -- EMPLOYEE BENEFIT PLANS

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

     The Company has a deferred compensation plan for which the participants and annual contributions, if any, are determined by the Board of Directors. For each year's contribution, participants become fully vested after five years, upon attaining age 65, upon death, or other financial criteria as established by the Board of Directors. Funds for each years' contribution may be distributed, at the participant's election, upon becoming 100% vested, at attainment of age 65 or upon retirement. Contributions are placed in an irrevocable trust available only to the participants and the Company's creditors.

     The Company also sponsors the Crowley Maritime Corporation Retirement Stock Plan ("RSP"). Contributions to the RSP are made by the Company based on an annual determination made by the Board of Directors. If stock is contributed, the stock is valued at the stock's non-marketable fair value, as determined by an independent appraisal. The RSP purchased 2,010 shares of stock in 2001. At December 31, 2003, 2002, and 2001, the plan held 9,372, 9,482, and 9,572 shares of common stock, respectively. Vesting occurs upon completion of five years of credited service or upon the attainment of age 65, disability retirement or death. In the event of termination prior to becoming vested, the participant's account balance is forfeited and

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

reallocated to active participants. Distribution to participants are made as soon as practicable following the participant's death, disability retirement or termination of Company employment after attainment of age 65. All other vested participants are eligible for distribution on the earlier of the third calendar quarter of the third Plan Year that follows the Plan Year in which the participant terminates Company employment verses the attainment of age 65. All distributions to a participant are in the form of a single, lump sum payment in the form of shares of Company stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of Company stock shall be subject to the Company's right to repurchase such shares for cash equal to their fair market value determined as of the Valuation Date that coincides with or immediately precedes the date of distributions.

     The Company also sponsors the Stock Savings Plan ("SSP"), an employee stock ownership plan which holds 4,873 shares of common stock at December 31, 2003, all of which are fully vested. Participants in this plan have the option to sell their stock to the Company at the common stock's marketable fair value, as determined by an independent appraisal, upon retirement, death or after a break in service. No contributions were made during the years ended December 31, 2003, 2002, and 2001.

     Pursuant to collective bargaining agreements with labor unions representing the Company's sea-going personnel, contributions are also made to various defined benefit and defined contribution pension and welfare plans, including some multi-employer plans, in accordance with their terms.

     Expenses included in operations under the Company's benefit plans are as follows for the years ended December 31, 2003, 2002 and 2001:

                                                           2003      2002      2001
                                                          -------   -------   -------
Company benefit plans...................................  $ 5,439   $ 4,473   $ 4,341
Multi-employer plans....................................    9,707    10,081     9,478
                                                          -------   -------   -------
                                                          $15,146   $14,554   $13,819
                                                          =======   =======   =======

NOTE 17 -- ENVIRONMENTAL COSTS

     The Company's estimates for environmental remediation costs include labor costs, equipment rental, engineering consulting fees and material costs. Estimates for environmental remediation are based on the phase of the remedial action, the type of technology being used, the experience of the type of technology used and on the environmental consultant's experience or personal experience. Other costs, such as legal and regulatory oversight, are based on experience with similar remedial projects in the same geographic region as the site in question. The recorded liabilities for the estimated future environmental costs at December 31, 2003 and 2002 are approximately $4,728 and $5,048, respectively. The estimated annual payments for future environmental costs as of December 31, 2003 are as follows:

2004........................................................  $  830
2005........................................................     804
2006........................................................     579
2007........................................................     354
2008........................................................     404
Thereafter..................................................   1,757
                                                              ------
                                                              $4,728
                                                              ======

     The actual provision for environmental costs have not differed materially from the amounts recorded.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 18 -- COMMITMENTS AND CONTINGENCIES

     The Company is subject to various foreign and domestic legal and regulatory rules and certain proceedings arising therefrom in the conduct of normal business activities. In the opinion of management, resolution of these matters will not have a material adverse or beneficial effect on the Company's consolidated financial condition or results of operations.

     During 2003 and 2002, the Company reached agreements with its insurance underwriters to settle all costs incurred to date and any future costs related to environmental remediation resulting from occurrences prior to 1986. The amounts of the settlements were $1,000 and $5,324, in 2003 and 2002, respectively, net of unrecoverable amounts due to insolvency of certain underwriters. Both of these settlements were collected during 2003. As a result of these settlements, the Company increased its estimated liabilities by $3,095 in 2002 for any remaining environmental remediation. The Company also recognized $1,000 and $2,229 as a reduction to claims expense in 2003 and 2002, respectively.

     The Company is currently a defendant with respect to approximately sixteen thousand maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, California and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands, and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge Charles R. Weiner, subject to reinstatement in the future. At present it is not known how long the process will require. It is also not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is unsuccessful, upon reinstatement, it is expected that the cases will be remanded to the Ohio and Michigan courts.

     The Company has insurance coverage that reimburses it for a substantial portion of the: (a) costs incurred defending against asbestos claims; and (b) amounts the Company pays to settle claims or honor judgments by courts. The coverage is provided by a large number of insurance policies written by dozens of insurance companies over a period of many years. The amount of insurance coverage depends on the nature of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and the terms and conditions of the specific policy.

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. During 2003, there were 44 claims reinstated related to these asbestos claims. The Company has accrued $813 as an estimate of the ultimate outcome of this litigation. The Company has also recorded a receivable from its insurance companies of $479 related to these claims. While it is not feasible accurately to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse affect on our financial condition, operating results or cash flows.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Prior to 2001, the Company recorded its asbestos-related reserves based on its best estimate of the total cost of the outstanding claims. These estimates were based on actual costs for settled claims, evidence of liability and damages as well as industry data regarding the ultimate cost of outstanding asbestos litigation. During 2001, it became clear based on consultation with legal counsel and upon the lack of progress since the cases were administratively dismissed that the ultimate outcome of the outstanding cases was uncertain and that the accrual of loss contingency requirements of Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" were not met due to the unreliability of the loss estimate. As a result, the Company was no longer able to estimate the amount of probable loss or range of probable loss relating to these asbestos cases and reversed $4,321 of asbestos-related reserves. This was recorded as a reduction to claims expense in general and administrative expenses in 2001.

     The Company is also party to numerous long-term contracts for shipment of goods for other parties. Several of these contracts include clauses under which contract prices may change if certain economic events occur, primarily increases or decreases in certain components of vessel operating costs. These contracts are subject to audit by the cargo owners. Management has estimated the applicable amount of revenue to record for these contracts and, although it is at least reasonably possible that contract prices will change in the near term, management believes that it has accounted for these contracts appropriately. It is management's opinion that adjustments, if any, will not have a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows.

     At December 31, 2003, the Company is obligated under contractual commitments for the completion of construction of two vessels, leasehold improvements under an operating lease, and software maintenance agreements totaling approximately $15,302. Payments of approximately $1,218 have been made through December 31, 2003.

     The Company has a contract with a fuel supplier where the Company has agreed to purchase approximately 750 barrels of fuel during 2004, at market value. Under the terms of the contract, the Company can extend the contract for one year. The Company purchased 772 barrels of fuel at a market price of $27,633 during 2003 under this contract. The estimated value of the fuel to be purchased in 2004 is $29,866 at December 31, 2003. The Company may negotiate a greater or lesser quantity of fuel if future business conditions change. The Company has designated this contract as a normal purchase and not as a hedge for financial statement purposes as the Company has not agreed to the price of the fuel.

NOTE 19 -- ADDITIONAL CASH FLOW INFORMATION

     Interest paid, net of amounts capitalized, and income tax payments (refunds) for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Interest................................................  $18,022   $12,328   $13,514
Income taxes............................................   (4,913)   10,680     1,405

NOTE 20 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

  SEGMENT INFORMATION

     Segment information has been prepared in accordance with Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on the types of services provided by each segment. Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in
Note 1. Performance of the

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

segments is evaluated on operating revenue and operating income. The Company accounts for intersegment revenue and transfers at cost.

     The Company provides diversified transportation services in domestic and international markets by means of seven operating segments: Puerto Rico and Caribbean Liner Service; Latin America Liner Service; Crowley Logistics; Ship Assist and Escort Services; Petroleum Services; Marine Transport Corporation; and Energy and Marine Services.

     The Company has aggregated Puerto Rico and Caribbean Liner Service, Latin America Liner Service and Crowley Logistics into one reportable segment called Liner Services. The Company has also aggregated Petroleum Service and Marine Transport Corporation into one reportable segment called Oil and Chemical Distribution and Transportation Services. These operating segments are aggregated based on their long-term financial performance, their products and services and their class of customers being similar.

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

     Oil and Chemical Distribution and Transportation Services segment owns or leases numerous vessels used for the carriage of crude oil, petroleum products and chemicals. This segment also owns and/or operates four tank farms and provides vessel management services to third parties for which it receives fees.

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

     Other segment includes corporate services. Corporate services provides accounting, legal, human resources, information technology, purchasing support, insurance services and vessel acquisition to the Company's operating segments and allocates 100% of their associated costs to the operating segments. Asset charges (recoveries) are allocated to the segment that last used the asset.

     The table below summarizes certain financial information of the Company's segments and reconciles such information to the consolidated financial statements for the years ended December 31, 2003, 2002, and 2001. The Company does not segregate assets or expenditures for long lived assets by reporting segment; therefore these amounts are reported in Other. Additionally, the Company does not allocate interest expense, interest income, or income taxes to operating segments. Accordingly, such amounts are included in Other.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      OIL AND
                                          SHIP        CHEMICAL
                                         ASSIST     DISTRIBUTION     ENERGY
                                          AND           AND           AND
                             LINER       ESCORT    TRANSPORTATION    MARINE    SEGMENT                               CONSOLIDATED
                          SERVICES(4)   SERVICES    SERVICES(3)     SERVICES    TOTAL      OTHER(3)    ELIMINATION      TOTAL
                          -----------   --------   --------------   --------   --------   ----------   -----------   ------------
2003
Operating revenues......   $578,554     $73,665       $255,540      $ 70,248   $978,007           --           --     $  978,007
Intersegment revenues...         --         762             --        32,225     32,987   $   99,218    $(132,205)            --
Depreciation and
  amortization..........     10,329          44         14,506        12,205     37,084       23,669           --         60,753
Operating income
  (loss)................     20,946       9,746         25,059       (13,543)    42,208           --           --         42,208
Loss on discontinued
  operations, net of tax
  benefit...............     (1,177)         --             --            --     (1,177)          --           --         (1,177)
Assets..................                                                             --    1,010,650                   1,010,650
Total expenditures for
  additions to
  long-lived assets.....                                                             --       19,247                      19,247
2002(1)
Operating revenues......   $530,393     $70,504       $283,383      $ 88,577   $972,857           --           --     $  972,857
Intersegment revenues...         --       1,159             --        28,983     30,142   $   97,116    $(127,258)            --
Depreciation and
  amortization..........      7,110          36         16,019        11,487     34,652       19,328           --         53,980
Operating income........     18,219      13,637          6,682         2,086     40,624           --           --         40,624
Loss on discontinued
  operations, net of tax
  benefit...............     (1,064)         --             --            --     (1,064)          --           --         (1,064)
Assets..................                                                             --      883,294                     883,294
Total expenditures for
  additions to
  long-lived assets.....                                                             --       96,825                      96,825
2001(2)
Operating revenues......   $493,160     $71,313       $353,004      $ 75,458   $992,935                        --     $  992,935
Intersegment revenues...      1,294       1,735             --        26,956     29,985   $   84,400    $(114,385)            --
Depreciation and
  amortization..........      6,723          36         14,998        12,782     34,539       16,518           --         51,057
Operating income
  (loss)................     (1,645)     11,109         33,373          (836)    42,001           --           --         42,001
Loss on discontinued
  operations, net of tax
  benefit...............        (44)         --             --            --        (44)          --           --            (44)
Assets..................                                                             --      803,866                     803,866
Total expenditures for
  additions to
  long-lived assets.....                                                             --      107,933                     107,933

---------------

(1) MTL Petrolink Corp. was sold on May 15, 2002 as disclosed in Note 2.

(2) Marine Transport Corporation was purchased on February 7, 2001, as discussed in Note 2.

(3) During 2003, the Company contributed a subsidiary from the Oil and Chemical Distribution and Transportation Services segment to the Other segment. Intersegment revenues and depreciation and amortization expenses have been restated for the years ended December 31, 2002 and 2001 to reflect this transaction. There was no effect on the operating income of either of these segments.

(4) The Liner Services segment has been restated in 2002 and 2001 for discontinued operations. See Note 4.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the ocean transportation of the carriage of cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material for disclosure.

     The Company has restated its foreign revenues for the years ended December 31, 2002 and 2001, to include certain foreign revenues previously classified as United States revenue. Operating revenue from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                      UNITED    ALL FOREIGN   CONSOLIDATED
                                                      STATES     COUNTRIES       TOTAL
                                                     --------   -----------   ------------
2003
Operating revenues.................................  $839,205    $138,802       $978,007
Property and equipment, net........................   518,040       3,921        521,961
2002
Operating revenues.................................  $838,779    $134,078       $972,857
Property and equipment, net........................   546,854       4,753        551,607
2001
Operating revenues.................................  $872,100    $120,835       $992,935
Property and equipment, net........................   505,659       4,919        510,578

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 21 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summary data relating to the results of operations for each quarter of the years ended December 31, 2003 and December 31, 2002 follows:

                                                                            QUARTER ENDED
                                                              -----------------------------------------
                                                              MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                              --------   --------   --------   --------
2003
Operating revenues..........................................  $220,010   $240,339   $274,518   $243,140
Operating income (loss).....................................    (1,882)     8,942     18,525     16,623
Income (loss) from continuing operations before discontinued
  operations and cumulative effect of change in accounting
  principles................................................  $ (3,261)  $  2,232   $  7,899   $  7,548
Income (loss) from discontinued operations, net of tax......      (856)        29         77       (427)
Cumulative effect of change in accounting principle, net of
  tax.......................................................      (420)        --         --         --
                                                              --------   --------   --------   --------
Net income (loss)...........................................  $ (4,537)  $  2,261   $  7,976   $  7,121
                                                              ========   ========   ========   ========
Basic earnings (loss) per common share:
  Income (loss) from continuing operations before
    discontinued operations and cumulative effect of change
    in accounting principles................................  $ (26.91)  $  13.52   $  55.17   $  52.78
  Income (loss) from discontinued operations, net of tax....     (6.30)      0.22       0.56      (3.15)
  Cumulative effect of change in accounting principle, net
    of tax..................................................     (3.09)        --         --         --
                                                              --------   --------   --------   --------
  Net income (loss).........................................  $ (36.30)  $  13.74   $  55.73   $  49.63
                                                              ========   ========   ========   ========
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations before
    discontinued operations and cumulative effect of change
    in accounting principles................................  $ (26.91)  $  13.52   $  48.67   $  46.65
  Income (loss) from discontinued operations, net of tax....     (6.30)      0.22       0.47      (2.64)
  Cumulative effect of change in accounting principle, net
    of tax..................................................     (3.09)        --         --         --
                                                              --------   --------   --------   --------
  Net income (loss).........................................  $ (36.30)  $  13.74   $  49.14   $  44.01
                                                              ========   ========   ========   ========
2002(1)
Operating revenues..........................................  $224,798   $236,551   $273,252   $238,256
Operating income (loss).....................................       478     (1,945)    29,236     12,855
Income (loss) from continuing operations before discontinued
  operations................................................  $ (1,749)  $ (2,991)  $ 15,920   $  7,156
Income (loss) from discontinued operations, net of tax......      (962)        61        136       (299)
                                                              --------   --------   --------   --------
Net income (loss)...........................................  $ (2,711)  $ (2,930)  $ 16,056   $  6,857
                                                              ========   ========   ========   ========
Basic earnings (loss) per common share:
  Income (loss) from continuing operations before
    discontinued operations.................................  $ (16.07)  $ (25.21)  $ 114.19   $  49.77
  Income (loss) from discontinued operations, net of tax....     (7.07)      0.44       1.00      (2.20)
                                                              --------   --------   --------   --------
  Net income (loss).........................................  $ (23.14)  $ (24.77)  $ 115.19   $  47.57
                                                              ========   ========   ========   ========
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations before
    discontinued operations.................................  $ (16.07)  $ (25.21)  $  98.14   $  44.14
  Income (loss) from discontinued operations, net of tax....     (7.07)      0.44       0.83      (1.84)
                                                              --------   --------   --------   --------
  Net income (loss).........................................  $ (23.14)  $ (24.77)  $  98.97   $  42.30
                                                              ========   ========   ========   ========

---------------

(1) MTL Petrolink Corp. was sold on May 15, 2002 as disclosed in Note 2.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

ALLOWANCE FOR BAD DEBTS:

                                 BALANCE AT   CHARGED TO                 RECOVERIES,   BALANCE AT
                                 BEGINNING    COSTS AND      OTHER       DEDUCTIONS      END OF
YEAR(3)                           OF YEAR      EXPENSES    ADDITIONS     CHARGEOFFS       YEAR
-------                          ----------   ----------   ---------     -----------   ----------
2001...........................    $8,732       $2,284       $707(1)       $(2,016)      $9,707
2002...........................     9,707        4,717        (93)(2)       (5,494)       8,837
2003...........................     8,837        4,008         --           (3,724)       9,121

---------------

(1) Represents the allowance for doubtful accounts acquired through the acquisition of Marine Transport Corporation.

(2) Represents the allowance for doubtful accounts disposed of through the sale of MTL Petrolink Corp.

(3) 2002 and 2001 have been restated for discontinued operations. See Note 4 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data.

2003 COMPARED WITH 2002

     The Company's provision for doubtful accounts decreased $709 to $4,008 in 2003 compared with $4,717 in 2002. In 2003, two of the Company's customers filed for bankruptcy and the Company has taken legal action against three separate customers. As a result, the Company wrote-off those accounts. The Company also settled a receivable with a major customer resulting in a writeoff of a portion of the receivable.

2002 COMPARED WITH 2001

     The Company's provision for doubtful accounts increased $2,433 to $4,717 in 2002 compared with $2,284 in 2001. In 2002, four of the Company's customers filed for bankruptcy and as a result, the Company wrote-off those accounts. The Company has legal action against five customers resulting in the writeoff of those accounts. The Company attributes these circumstances to a weak economy in 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Vice President, Tax and Audit), have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Company's principal executive officer and the principal financial officer concluded that such disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     No change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the Company's fourth fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information concerning directors of the Company appears in the Company's Proxy Statement to be filed with the Securities Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") under "Nominees for Election as Directors." This portion of the Proxy Statement is incorporated herein by reference.

     (b) For information with respect to Executive Officers, see "Item 1. Business -- Executive Officers of the Registrant" of this Annual Report on Form 10-K.

     (c) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Proxy Statement is incorporated herein by reference.

     (d) Gary L. Depolo and Leland S. Prussia, both of whom serve on the Audit Committee of the Board of Directors of the Company, have been designated by the Board of Directors as "audit committee financial experts" (as such term has been defined in Item 401(h) of Regulation S-K of the Securities and Exchange Commission). Messrs. Depolo and Prussia are "independent" as that term is used in Rule 4200(a)(15) of the NASDAQ Stock Market's listing rules.

     (e) Information concerning procedures for making recommendations for director nominees appears in the Proxy Statement under "Nominating Committee." This portion of the Proxy Statement is incorporated herein by reference.

     (f) On October 2, 2003, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this code of ethics is filed with this Annual Report on Form 10-K as Exhibit 14.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Certain Relationships and Related Transactions".

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Auditors".

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Consolidated financial statements: See Table of Contents to "Item 8. Financial Statements and Supplementary Data".

     2. Consolidated financial statement schedules: Schedule II -- Valuation and Qualifying Accounts for each of the three years in the period ended December 2003. All other schedules are omitted because they are not required or the information is included in the consolidated financial statements.

     3.   Exhibits.

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
    2.1     Acquisition Agreement for MTL Petrolink Corp. by and among
            Marine Transport Corporation, as Seller, American Eagle
            Tankers Inc. Limited, as Buyer, and Crowley Maritime
            Corporation, as Guarantor, dated April 29, 2002**
    3.1     Certificate of Amendment of Restated Certificate of
            Incorporation of Crowley Maritime Corporation*
    3.2     Certificate of Amendment of Restated Certificate of
            Incorporation of Crowley Maritime Corporation*
    3.3     Restated Certificate of Incorporation of Crowley Maritime
            Corporation*
    3.4     Restated By-Laws of Crowley Maritime Corporation*
    4.1     Form of Common Stock certificate*
    4.2     Loan Agreement Providing for a Secured Term Loan up to
            $115,000,000 between Crowley Marine Services, Inc., as
            Borrower, the Banks and Financial Institutions listed on
            Schedule I hereto, as Lenders, and Den Norske Bank ASA, and
            Crowley Maritime Corporation, as Guarantor, dated December
            24, 2003 and Amendment No. 1 thereto made at March 15,
            2004(1)(2)
   10.1     $115,000,000 Amended and Restated Credit Agreement*
   10.1.1   Amendment No. 1 to the $115,000,000 Amended and Restated
            Credit Agreement****
   10.1.2   $95,000,000 Second Amended and Restated Credit Agreement
            Dated February 27, 2004
   10.2     Crowley Maritime Corporation Deferred Compensation Plan as
            amended and restated*#
   10.3     Crowley Maritime Corporation Deferred Compensation Plan
            Trust Agreement as amended*#
   10.4     Crowley Maritime Corporation 2001 Management Incentive
            Plan*#
   10.5     Individual Executive Benefit Agreement between Crowley
            Maritime Corporation and James B. Rettig*#
   10.6     Split Dollar Life Insurance Agreement between Crowley
            Maritime Corporation and Thomas B. Crowley, Jr. dated as of
            April 1, 1992*#
   10.7     Amendment to Split Dollar Life Insurance Agreement between
            Crowley Maritime Corporation and Thomas B. Crowley, Jr.
            dated as of May 1, 1995*#
   10.8     Second Amendment to Split Dollar Life Insurance Agreement
            between Crowley Maritime Corporation and Thomas B. Crowley,
            Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
            Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
            Crowley, Jr., as trustor and as trustee, dated as of July
            20, 1998*#
   10.9     Split Dollar Life Insurance Agreement (1035 Exchange Policy)
            between Crowley Maritime Corporation and Thomas B. Crowley,
            Jr. dated as of July 20, 1998*#
   10.10    Split Dollar Life Insurance Agreement (New Policies) between
            Crowley Maritime Corporation and Thomas B. Crowley, Jr.
            dated as of July 20, 1998*#
   10.11    Split Dollar Life Insurance Agreement between Crowley
            Maritime Corporation, Thomas B. Crowley, Jr. and Christine
            S. Crowley, as Distributing Trustee of the 1998 Crowley
            Family Generation -- Skipping Trust u/t/d dtd/ November 12,
            1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998*#

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
   10.12    Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement***
   10.14    Settlement Agreement, dated as of December 23, 2003, between
            Crowley Maritime Corporation and Thomas B. Crowley, Jr.(3)
   10.15    Crowley Maritime Corporation 2004 Management Incentive Plan,
            dated March 10, 2004
   11       Statement regarding computation of per share earnings
            (incorporated herein by reference to Note 15 to the Crowley
            Maritime Corporation Consolidated Financial Statements in
            "Item 8. Financial Statements and Supplementary Data" of
            this Registration Statement)
   14       Crowley Maritime Corporation Code of Ethics for Chief
            Executive Officer and Senior Financial Officers
   21       Subsidiaries of Crowley Maritime Corporation
   31.1     Rules 13a-14(a) and 15d-14a Certification (Chief Executive
            Officer)
   31.2     Rules 13a-14(a) and 15d-14a Certification (Chief Financial
            Officer)
   32.1     Section 1350 Certifications

---------------

  (1) Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

  (2) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

  (3) Schedule A (Policies on Life of the Survivor of Thomas B. and Molly Crowley) and Schedule B (Bank Loan) have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

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

**** Incorporated by reference to the indicated exhibit to the Company's Form
     10-Q for the quarter ended September 30, 2003.

   # Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

        On October 28, 2003 and December 3, 2003, the Company furnished a report on Form 8-K pursuant to Item 9 Regulation FD Disclosure, which disclosed, respectively, acquisition discussions and related litigation commenced by third parties.

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

Date: March 18, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By:      /s/ THOMAS B. CROWLEY, JR.        Chairman of the Board,       Date: March 18, 2004
        ------------------------------   President and Chief Executive
            Thomas B. Crowley, Jr.       Officer (Principal Executive
                                                   Officer)

 By:        /s/ RICHARD L. SWINTON       Vice President, Tax and Audit   Date: March 18, 2004
        ------------------------------     (Principal Financial and
              Richard L. Swinton              Accounting Officer)

 By:       /s/ WILLIAM A. PENNELLA        Vice Chairman of the Board     Date: March 18, 2004
        ------------------------------   and Executive Vice President
             William A. Pennella

 By:         /s/ PHILIP E. BOWLES                  Director              Date: March 17, 2004
        ------------------------------
               Philip E. Bowles

 By:         /s/ MOLLY M. CROWLEY                  Director              Date: March 18, 2004
        ------------------------------
               Molly M. Crowley

 By:          /s/ GARY L. DEPOLO                   Director              Date: March 17, 2004
        ------------------------------
                Gary L. Depolo

 By:          /s/ EARL T. KIVETT                   Director              Date: March 17, 2004
        ------------------------------
                Earl T. Kivett

 By:        /s/ LELAND S. PRUSSIA                  Director              Date: March 18, 2004
        ------------------------------
              Leland S. Prussia

 By:      /s/ CAMERON W. WOLFE, JR.                Director              Date: March 17, 2004
        ------------------------------
            Cameron W. Wolfe, Jr.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Acquisition Agreement for MTL Petrolink Corp. by and among
          Marine Transport Corporation, as Seller, American Eagle
          Tankers Inc. Limited, as Buyer, and Crowley Maritime
          Corporation, as Guarantor, dated April 29, 2002**
  3.1     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation*
  3.2     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation*
  3.3     Restated Certificate of Incorporation of Crowley Maritime
          Corporation*
  3.4     Restated By-Laws of Crowley Maritime Corporation*
  4.1     Form of Common Stock certificate*
  4.2     Loan Agreement Providing for a Secured Term Loan up to
          $115,000,000 between Crowley Marine Services, Inc., as
          Borrower, the Banks and Financial Institutions listed on
          Schedule I hereto, as Lenders, and Den Norske Bank ASA, and
          Crowley Maritime Corporation, as Guarantor, dated December
          24, 2003, and Amendment No. 1 thereto made as of March 15,
          2004(1)(2)
 10.1     $115,000,000 Amended and Restated Credit Agreement*
 10.1.1   Amendment No. 1 to the $115,000,000 Amended and Restated
          Credit Agreement****
 10.1.2   $95,000,000 Second Amended and Restated Credit Agreement
          Dated February 27, 2004
 10.2     Crowley Maritime Corporation Deferred Compensation Plan as
          amended and restated*#
 10.3     Crowley Maritime Corporation Deferred Compensation Plan
          Trust Agreement as amended*#
 10.4     Crowley Maritime Corporation 2001 Management Incentive
          Plan*#
 10.5     Individual Executive Benefit Agreement between Crowley
          Maritime Corporation and James B. Rettig*#
 10.6     Split Dollar Life Insurance Agreement between Crowley
          Maritime Corporation and Thomas B. Crowley, Jr. dated as of
          April 1, 1992*#
 10.7     Amendment to Split Dollar Life Insurance Agreement between
          Crowley Maritime Corporation and Thomas B. Crowley, Jr.
          dated as of May 1, 1995*#
 10.8     Second Amendment to Split Dollar Life Insurance Agreement
          between Crowley Maritime Corporation and Thomas B. Crowley,
          Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
          Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
          Crowley, Jr., as trustor and as trustee, dated as of July
          20, 1998*#
 10.9     Split Dollar Life Insurance Agreement (1035 Exchange Policy)
          between Crowley Maritime Corporation and Thomas B. Crowley,
          Jr. dated as of July 20, 1998*#
 10.10    Split Dollar Life Insurance Agreement (New Policies) between
          Crowley Maritime Corporation and Thomas B. Crowley, Jr.
          dated as of July 20, 1998*#
 10.11    Split Dollar Life Insurance Agreement between Crowley
          Maritime Corporation, Thomas B. Crowley, Jr. and Christine
          S. Crowley, as Distributing Trustee of the 1998 Crowley
          Family Generation -- Skipping Trust u/t/d dtd/ November 12,
          1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998*#
 10.12    Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement***
 10.14    Settlement Agreement, dated as of December 23, 2003, between
          Crowley Maritime Corporation and Thomas B. Crowley, Jr.(3)
 10.15    Crowley Maritime Corporation 2004 Management Incentive Plan,
          dated March 10, 2004
 11       Statement regarding computation of per share earnings
          (incorporated herein by reference to Note 15 to the Crowley
          Maritime Corporation Consolidated Financial Statements in
          "Item 8. Financial Statements and Supplementary Data" of
          this Registration Statement)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 14       Crowley Maritime Corporation Code of Ethics for Chief
          Executive Officer and Senior Financial Officers
 21       Subsidiaries of Crowley Maritime Corporation
 31.1     Rules 13a-14(a) and 15d-14a Certification (Chief Executive
          Officer)
 31.2     Rules 13a-14(a) and 15d-14a Certification (Chief Financial
          Officer)
 32.1     Section 1350 Certifications

---------------

  (1) Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

  (2) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

  (3) Schedule A (Policies on Life of the Survivor of Thomas B. and Molly Crowley) and Schedule B (Bank Loan) have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

   * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

  ** Incorporated by reference to the indicated exhibit to Amendment No. 1 of the Company's Registration Statement on Form 10 filed June 4, 2002.

 *** Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002.

**** Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2003.

   #  Management contract or compensatory plan or arrangement.