Form 10-Q
period 2004-03-31
CROWLEY MARITIME CORP
filed 2004-05-14
CIK 1130194

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     As of May 14, 2004, 89,404 shares of voting common stock, par value $.01 per share, and 46,138 shares of Class N non-voting common stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                   PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    2
         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months Ended March 31, 2004 and 2003..........    2
         Unaudited Condensed Consolidated Balance Sheets as of March
         31, 2004 and December 31, 2003..............................    3
         Unaudited Condensed Consolidated Statement of Stockholders'
         Equity for the Three Months Ended March 31, 2004............    4
         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2004 and 2003..........    5
         Notes to Unaudited Condensed Consolidated Financial
         Statements for the Three Months Ended March 31, 2004 and
         2003........................................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   18
Item 4.  Controls and Procedures.....................................   19
                    PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   19
Item 6.  Exhibits and Reports on Form 8-K............................   20
SIGNATURES...........................................................   21

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2004       2003
                                                              --------   --------
OPERATING REVENUES..........................................  $226,651   $220,010
EXPENSES:
  Operating.................................................   204,072    199,176
  General and administrative................................     7,649      8,847
  Depreciation and amortization.............................    15,482     14,141
  Asset recoveries, net.....................................      (218)      (272)
                                                              --------   --------
                                                               226,985    221,892
                                                              --------   --------
OPERATING LOSS..............................................      (334)    (1,882)
OTHER INCOME (EXPENSE):
  Interest income...........................................       395        124
  Interest expense..........................................    (5,616)    (5,010)
  Minority interest in consolidated subsidiaries............       (18)       539
  Other income..............................................        22         68
                                                              --------   --------
                                                                (5,217)    (4,279)
                                                              --------   --------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.........    (5,551)    (6,161)
Income tax benefit..........................................     2,200      2,900
                                                              --------   --------
LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    (3,351)    (3,261)
Discontinued operations:
  Loss from operations, including loss on disposal of $269
     (net of $1,000 and $500 of tax benefit in 2004 and
     2003, respectively)....................................    (1,547)      (856)
                                                              --------   --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    (4,898)    (4,117)
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................        --       (420)
                                                              --------   --------
NET LOSS....................................................    (4,898)    (4,537)
Preferred stock dividends...................................      (394)      (394)
                                                              --------   --------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS................  $ (5,292)  $ (4,931)
                                                              ========   ========
Basic loss per common share:
  Loss from continuing operations before discontinued
     operations and cumulative effect of change in
     accounting principle...................................  $ (27.63)  $ (26.91)
  Loss from discontinued operations.........................    (11.41)     (6.30)
  Cumulative effect of change in accounting principle.......        --      (3.09)
                                                              --------   --------
  Net loss..................................................  $ (39.04)  $ (36.30)
                                                              ========   ========
Diluted loss per common share:
  Loss from continuing operations before discontinued
     operations and cumulative effect of change in
     accounting principle...................................  $ (27.63)  $ (26.91)
  Loss from discontinued operations.........................    (11.41)     (6.30)
  Cumulative effect of change in accounting principle.......        --      (3.09)
                                                              --------   --------
  Net loss..................................................  $ (39.04)  $ (36.30)
                                                              ========   ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
ASSETS
Cash and cash equivalents...................................  $156,925     $  160,625
Receivables, net............................................   158,526        156,877
Prepaid expenses and other assets...........................    42,487         48,744
Current assets of discontinued operations...................       986          3,488
                                                              --------     ----------
TOTAL CURRENT ASSETS........................................   358,924        369,734
Receivable from related party...............................    10,698         10,531
Goodwill....................................................    44,786         44,786
Intangibles, net............................................    15,689         15,447
Other assets................................................    47,468         47,482
Long-term assets of discontinued operations.................        --            709
Property and equipment, net.................................   512,541        521,961
                                                              --------     ----------
TOTAL ASSETS................................................  $990,106     $1,010,650
                                                              ========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $100,098     $   95,695
Accrued payroll and related expenses........................    39,226         40,303
Insurance claims payable....................................    16,478         14,360
Unearned revenue............................................     6,322          6,631
Current liabilities of discontinued operations..............     2,747          3,542
Current portion of long-term debt...........................    41,539         52,847
                                                              --------     ----------
TOTAL CURRENT LIABILITIES...................................   206,410        213,378
Deferred income taxes.......................................    88,908         89,541
Other liabilities...........................................    18,599         18,754
Long-term liabilities of discontinued operations............     4,809          5,363
Minority interests in consolidated subsidiaries.............     2,090          2,074
Long-term debt, net of current portion......................   373,431        381,803
                                                              --------     ----------
TOTAL LIABILITIES...........................................   694,247        710,913
                                                              --------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................    31,500         31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 89,404 shares issued and outstanding..........         1              1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares issued and outstanding...        --             --
Additional paid-in capital..................................    67,334         67,334
Retained earnings...........................................   201,664        206,956
Accumulated other comprehensive loss, net of tax benefit of
  $2,609 and $3,392, respectively...........................    (4,640)        (6,054)
                                                              --------     ----------
TOTAL STOCKHOLDERS' EQUITY..................................   295,859        299,737
                                                              --------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $990,106     $1,010,650
                                                              ========     ==========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                             PREFERRED CLASS A                              CLASS N                                  ACCUMULATED
                             CONVERTIBLE STOCK       COMMON STOCK         COMMON STOCK      ADDITIONAL                  OTHER
                            -------------------   ------------------   ------------------    PAID-IN     RETAINED   COMPREHENSIVE
                            SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     EARNINGS       LOSS
                            -------   ---------   ------   ---------   ------   ---------   ----------   --------   -------------
December 31, 2003.........  315,000    $31,500    89,404     $   1     46,138     $  --      $67,334     $206,956      $(6,054)
Preferred stock
  dividends...............       --         --        --        --         --        --           --         (394)          --
Comprehensive Loss:
  Net loss................       --         --        --        --         --        --           --       (4,898)          --
  Other comprehensive
    loss:
    Reclassification
      adjustment for
      foreign currency
      translation losses
      included in net
      loss, net of tax
      expense of $729.....       --         --        --        --         --        --           --           --        1,318
    Amortization of rate
      lock agreement, net
      of tax expense of
      $54.................       --         --        --        --         --        --           --           --           96
Total comprehensive
  loss....................       --         --        --        --         --        --           --           --           --
                            -------    -------    ------     -----     ------     -----      -------     --------      -------
March 31, 2004............  315,000    $31,500    89,404     $   1     46,138     $  --      $67,334     $201,664      $(4,640)
                            =======    =======    ======     =====     ======     =====      =======     ========      =======


                             TOTAL
                            --------
December 31, 2003.........  $299,737
Preferred stock
  dividends...............      (394)
Comprehensive Loss:
  Net loss................
  Other comprehensive
    loss:
    Reclassification
      adjustment for
      foreign currency
      translation losses
      included in net
      loss, net of tax
      expense of $729.....
    Amortization of rate
      lock agreement, net
      of tax expense of
      $54.................
Total comprehensive
  loss....................    (3,484)
                            --------
March 31, 2004............  $295,859
                            ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (IN THOUSANDS)

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (4,898)   $ (4,537)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Cumulative effect of change in accounting principle,
    net.....................................................        --         420
  Depreciation and amortization.............................    15,482      14,141
  Amortization of deferred gain on the sale and leaseback of
    vessels.................................................      (144)       (669)
  Asset recoveries, net.....................................      (218)       (272)
  Change in cash surrender value of life insurance..........      (147)      1,108
  Deferred income tax (benefit) provision...................    (1,415)         14
  Changes in current assets and liabilities:
    Receivables, net........................................    (1,649)    (16,666)
    Prepaid expenses and other..............................     6,257         200
    Accounts payable and accrued liabilities................     5,706      12,308
    Accrued payroll and related expenses....................    (1,077)     (1,792)
  Other.....................................................       (23)     (1,290)
                                                              --------    --------
    Net cash provided by continuing operations..............    17,874       2,965
    Net cash provided by discontinued operations............     2,149         213
                                                              --------    --------
    Net cash provided by operating activities...............    20,023       3,178
                                                              --------    --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................    (3,905)     (4,539)
  Dry-docking costs.........................................    (3,057)     (3,141)
  Proceeds from asset dispositions..........................       394       1,834
  (Deposits) withdrawals of restricted funds, net...........     1,601      (1,544)
  Acquisitions, net of cash acquired........................       100          --
  Cash assumed from consolidation of Variable Interest
    Entity..................................................        --       1,915
  Receipts on notes receivable, net.........................        --          40
                                                              --------    --------
    Net cash used in continuing operations..................    (4,867)     (5,435)
    Net cash provided by discontinued operations............     1,556          --
                                                              --------    --------
    Net cash used in investing activities...................    (3,311)     (5,435)
                                                              --------    --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................        --      60,909
  Repayments on Revolving Credit Agreement..................        --      (5,000)
  Payments on long-term debt................................   (19,680)    (57,737)
  Payment of debt issuance costs............................      (732)       (263)
  Payment of rate lock agreement............................        --      (7,967)
                                                              --------    --------
    Net cash used in financing activities...................   (20,412)    (10,058)
                                                              --------    --------
    Net decrease in cash and cash equivalents...............    (3,700)    (12,315)
    Cash and cash equivalents at beginning of period........   160,625      43,355
                                                              --------    --------
    Cash and cash equivalents at end of period..............  $156,925    $ 31,040
                                                              ========    ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission which apply to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for Crowley Maritime Corporation (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 19, 2004.

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial condition and cash flows for the interim periods have been made. Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 -- DISCONTINUED OPERATIONS

     In December 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. In February 2004, the Company sold its Venezuelan Logistics operations for $1,506.

     The Venezuelan operations have been reflected as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations. Discontinued operations for the three months ended March 31 are summarized as follows:

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
Operating revenues..........................................   $   620     $   888
                                                               =======     =======
Loss from operations before taxes...........................   $(2,278)    $(1,356)
Loss on disposal before taxes...............................      (269)         --
Income tax benefit..........................................     1,000         500
                                                               -------     -------
Net loss from discontinued operations.......................   $(1,547)    $  (856)
                                                               =======     =======

     On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. Related to the sale, the Company adopted a strategy to exit operations of several other South America operations.

     The combined assets and liabilities of these discontinued operations included in the Company's Unaudited Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 are as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Cash and cash equivalents...................................   $   18        $  138
Receivables, net............................................      968         2,943
Prepaid expenses and other assets...........................       --           407
                                                               ------        ------
Current assets of discontinued operations...................   $  986        $3,488
                                                               ======        ======
Property and equipment, net.................................   $   --        $  709
                                                               ------        ------
Long-term assets of discontinued operations.................   $   --        $  709
                                                               ======        ======
Accounts payable and accrued liabilities....................   $2,747        $3,183
Accrued payroll and related expenses........................       --           359
                                                               ------        ------
Current liabilities of discontinued operations..............   $2,747        $3,542
                                                               ======        ======
Other long-term liabilities.................................   $4,809        $5,363
                                                               ------        ------
Long-term liabilities of discontinued operations............   $4,809        $5,363
                                                               ======        ======

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 3 -- EARNINGS PER COMMON SHARE

     The computations for basic and diluted loss per common share for the three months ended March 31, 2004 and 2003 are as follows:

                                                                2004       2003
                                                              --------   --------
Numerator:
Loss from continuing operations before discontinued
  operations and cumulative effect of change in accounting
  principle.................................................  $ (3,351)  $ (3,261)
  Less preferred stock dividends............................      (394)      (394)
                                                              --------   --------
  Loss for basic loss per common share from continuing
     operations before discontinued operations and
     cumulative effect of change in accounting principle....    (3,745)    (3,655)
Loss from discontinued operations...........................    (1,547)      (856)
Cumulative effect of change in accounting principle.........        --       (420)
                                                              --------   --------
  Net loss per common share.................................  $ (5,292)  $ (4,931)
                                                              ========   ========
Denominator:
  Basic weighted average shares.............................   135,542    135,848
                                                              ========   ========
  Diluted weighted average shares...........................   135,542    135,848
                                                              ========   ========

     The preferred class A convertible stock is anti-dilutive for the three months ended March 31, 2004 and 2003.

NOTE 4 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

     The table below summarizes certain financial information for each of the Company's segments and reconciles such information to the unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003.

                                                        OIL AND
                                            SHIP        CHEMICAL
                                           ASSIST     DISTRIBUTION     ENERGY
                                            AND           AND           AND
                               LINER       ESCORT    TRANSPORTATION    MARINE    SEGMENT                             CONSOLIDATED
                            SERVICES(2)   SERVICES    SERVICES(1)     SERVICES    TOTAL     OTHER(1)   ELIMINATION      TOTAL
                            -----------   --------   --------------   --------   --------   --------   -----------   ------------
THREE MONTHS ENDED
MARCH 31, 2004
Operating revenues........   $145,829     $17,903       $43,604       $19,315    $226,651        --           --       $226,651
Intersegment revenues.....         --         149            --         8,784       8,933   $25,998     $(34,931)            --
Depreciation and
  amortization............      2,759          12         4,147         2,823       9,741     5,741           --         15,482
Operating income (loss)...         85       1,651         1,696        (3,766)       (334)       --           --           (334)
THREE MONTHS ENDED
MARCH 31, 2003
Operating revenues........   $133,975     $18,281       $50,648       $17,106    $220,010        --           --       $220,010
Intersegment revenues.....         --         225            --         7,727       7,952   $25,393     $(33,345)            --
Depreciation and
  amortization............      2,146           9         3,183         3,202       8,540     5,601           --         14,141
Operating income (loss)...      2,002       2,509           506        (6,899)     (1,882)       --           --         (1,882)

---------------

(1) During the second quarter of 2003, the Company contributed a subsidiary from its Oil and Chemical Distribution and Transportation Services segment to the Other segment. Intersegment revenues and depreciation and amortization expenses have been restated for the quarter ended March 31, 2003 to reflect this transaction. There was no effect on the operating income of either of these segments.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2) During the fourth quarter of 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. The Liner Services segment has been restated for the quarter ended March 31, 2003 as discontinued operations. See Note 2.

GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the carriage of ocean cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material.

     The Company has restated its foreign revenues for the three months ended March 31, 2003 to include certain foreign revenues previously classified as United States revenue. Operating revenues from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                              UNITED    ALL FOREIGN   CONSOLIDATED
                                                              STATES     COUNTRIES       TOTAL
                                                             --------   -----------   ------------
THREE MONTHS ENDED MARCH 31, 2004
Operating revenues.........................................  $192,051     $34,600       $226,651
Property and equipment, net................................  $508,530     $ 4,011       $512,541
THREE MONTHS ENDED MARCH 31, 2003
Operating revenues.........................................  $185,587     $34,423       $220,010
Property and equipment, net................................  $551,607     $ 3,785       $555,392

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

GENERAL LITIGATION

     The Company is subject to various foreign and domestic legal and regulatory rules and certain proceedings arising therefrom in the conduct of normal business activities. In the opinion of management, resolution of these matters will not have a material adverse or beneficial effect on the Company's consolidated financial condition, results of operations, or cash flows.

ASBESTOS LITIGATION

     The Company is currently named as a defendant with other companies with respect to approximately sixteen thousand maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, California and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands, and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge Charles R. Weiner, subject to reinstatement in the future. At present it is not known how long the process will require. It is also not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is unsuccessful, it is expected that the cases will be remanded to the Ohio and Michigan courts in the event that they are reinstated.

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the number of defendants and their relative shares of liability in each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. At March 31, 2004, 36 claims have been reinstated by the Judicial Panel on Multidistrict Litigation and remanded to the U.S. District Court for the Northern District of Ohio for trial. The Company has accrued $808 as an estimate of the ultimate outcome of this litigation. The Company has also recorded a receivable from its insurance companies of $479 related to these claims.

     In addition to the asbestos litigation discussed above, the Company is party to certain other proceedings in which other claimants allege injury or illness based upon exposure to asbestos or other toxic substances. The Company has accrued an estimated litigation reserve of $3,057 with a corresponding re-insurance receivable of $490.

     While it is not feasible to accurately predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse affect on our financial condition, operating results or cash flows.

OTHER COMMITMENTS

     The Company has executed agreements for the construction of operating equipment of approximately $16,737. Lease financing of the equipment is being negotiated. The Company is also in the process of negotiating with shipyards to construct two additional articulated tug/barge units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following presentation of Management's Discussion and Analysis ("MD&A") of Crowley Maritime Corporation's (the "Company's") financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q and with the December 31, 2003 consolidated financial statements and notes thereto, along with the MD&A, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 19, 2004.

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

     In February 2004, the Company sold its Logistics operations based in Venezuela for $1.5 million. Accordingly, all financial information in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been restated to present the discontinued Venezuela operations separately from the Company's continuing operations.

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

     During the first quarter of 2004:

          (a) Our consolidated operating revenues increased to $226.7 million from $220.0 million during the first quarter of 2003;

          (b) Our consolidated operating loss decreased to $.3 million from a consolidated operating loss of $1.9 million during the first quarter of 2003; and

          (c) Our net loss attributable to common shareholders increased to $5.3 million ($39.04 basic and diluted loss per common share) from $4.9 million ($36.30 basic and diluted loss per common share) during the first quarter of 2003.

     The increase in consolidated operating revenues and the decrease in consolidated operating losses were due to: (a) logistics revenues generated by a transportation management company that we acquired in the third quarter of 2003;
(b) revenues from the resale of fuel from a tank farm in Alaska which commenced operations in the fourth quarter of 2003; (c) revenues from a new liner service that commenced operations in 2004 between the United States and Haiti; (d) an increase in contract activity in the Gulf of Mexico, United States west coast, and central and western Pacific Ocean; and (e) an increase in the number of containers carried by us between the United States and Puerto Rico and between the United States and Latin America. Consolidated operating losses were increased by additional asbestos litigation reserves in the first quarter of 2004. The net loss attributable to common shareholders was further affected by:
(a) a decrease in minority interest in consolidated subsidiaries and income tax benefit; and (b) an increase in interest expense and the loss generated by the discontinued operations in Venezuela.

     We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) purchased one transportation management company in 2003; and (2) have been in negotiations since the middle of 2003 to purchase a fuel distribution company located in Alaska. In February 2004, we sold our Logistics business based in Venezuela. To be certain that we have the financial resources required for any project that meets our criteria, we maintain a revolving line of credit that may provide up to $95 million and, in December 2003, we received proceeds of $115 million from a term loan which can be used for general corporate purposes, acquisitions and/or other corporate projects. At March 31, 2004, the Company had cash and cash equivalents of $156.9 million and long-term debt in the amount of $415 million.

CRITICAL ACCOUNTING POLICIES

     The preparation of the unaudited condensed consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact these unaudited condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, to goodwill, to revenue recognition, to litigation and to environmental reserves. In particular, the accounting for these areas requires significant judgments by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position, results of operations, or cash flows. For details regarding all of the Company's critical and significant accounting policies, see "Note 1 -- Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" and "Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K filed on March 19, 2004.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     Consolidated operating revenues for the three months ended March 31, 2004 increased $6.7 million or 3.0%, to $226.7 million compared with $220.0 million for the first quarter in 2003. This increase is primarily the result of: (a) an increase in resale fuel revenues from a tank farm in Alaska which commenced operations during the fourth quarter of 2003; (b) increased contract activity in the Gulf of Mexico, United States west coast, and central and western Pacific Ocean; (c) revenues generated by a transportation management company specializing in the apparel industry that we acquired in 2003; (d) an increase in the rates in our Puerto Rico Service; (e) the commencement of a new liner service between the United States and Haiti; and (f) an increase in the number of automobiles shipped to Puerto Rico. This increase was partially offset by:
(a) fewer vessels operating as a result of vessel disposals and vessel repairs; and (b) a decrease in activity in our northern Alaskan land operations.

     Consolidated operating expenses for the three months ended March 31, 2004 increased $4.9 million or 2.5%, to $204.1 million compared with $199.2 million for the first quarter in 2003. The increase is primarily the result of an increase in: (a) asbestos litigation reserves; (b) labor, fuel, transportation, and repair and maintenance costs for the Company's equipment and vessels; (c) expenses attributable to the operation of a tank farm in Alaska which commenced operations during the fourth quarter of 2003; and (d) expenses attributable to the operations of a transportation management company specializing in the apparel industry that we acquired in 2003. This increase was partially offset by: (a) fewer vessels operating as a result of vessel disposals and vessel repairs; and (b) a decrease in activity in our northern Alaskan land operations.

     Consolidated general and administrative expenses for the three months ended March 31, 2004 decreased $1.2 million or 13.6%, to $7.6 million compared with $8.8 million for the first quarter in 2003. This decrease is primarily attributable to a change in cash surrender value of split-dollar life insurance.

     Consolidated depreciation and amortization expense for the three months ended March 31, 2004 increased $1.4 million or 9.9%, to $15.5 million compared with $14.1 million for the first quarter in 2003. This increase is attributed to an increase in dry-dock amortization of $2.0 million as a result of amortized dry-dock costs for nine vessels in 2004 compared with seven vessels in 2003. This increase was partially offset by lower depreciation expense for vessels sold in 2003.

     Consolidated asset recoveries, net for the three months ended March 31, 2004 decreased $.1 million to a recovery of $.2 million compared with a recovery of $.3 million for the first quarter of 2003. The gains from the first quarter of 2004 resulted from the sale of equipment while the gains from the first quarter of 2003 resulted from the sale of land and equipment.

     As a result, the consolidated operating loss for the three months ended March 31, 2004 decreased $1.6 million to $.3 million compared with $1.9 million for the three months ended March 31, 2003.

     Due to an increase in the Company's average cash and cash equivalent amounts on hand, interest income for the three months ended March 31, 2004 increased $.3 million to $.4 million compared with $.1 million for the three months ended March 31, 2003.

     Due to increased interest expense incurred for vessel financings, interest expense for the three months ended March 31, 2004 increased $.6 million or 12.0%, to $5.6 million compared with $5.0 million for the first quarter in 2003.

     Minority interest in consolidated subsidiaries for the three months ended March 31, 2004 decreased $.5 million compared with the three months ended March 31, 2003. This decrease is due to the Company's acquisition in December 2003 of a joint venture in which it previously owned a 75% interest.

     Income tax benefit for the three months ended March 31, 2004 decreased $.7 million or 24.1% to $2.2 million compared with $2.9 million for the first quarter in 2003. The effective tax rate was 39.6% and 47.1% for the first quarters of 2004 and 2003, respectively. The decrease in the effective tax rate results from changes in the Company's projections of pre-tax income and the inability to utilize foreign tax credits in the first quarter of 2003.

     As a result, net loss attributable to common shareholders for the first quarter of 2004 increased $.4 million to $5.3 million ($39.04 basic and diluted loss per common share) compared with $4.9 million ($36.30 basic and diluted loss per common share) for the first quarter of 2003.

     The Company provides diversified transportation services in the United States domestic and international markets. The Company is organized to provide services in four lines of business: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. During the second quarter of 2003, the Company contributed a subsidiary from the Oil and Chemical Distribution and Transportation Services segment to the Other segment. Although intersegment revenues and depreciation and amortization expenses have been restated for the quarter ended March 31, 2003 to reflect this transaction, there was no effect on the operating income of either of these segments. As discussed in Note 2 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
Information -- Item 1. Financial Statements", the Liner Services segment was restated in 2003 for discontinued operations. The following is a discussion of the results of operations of the Company's segments.

  Liner Services

     Operating revenues from our Liner Services segment for the three months ended March 31, 2004 increased $11.9 million or 8.9%, to $145.9 million compared with $134.0 million for the first quarter of 2003. The increase in revenues is primarily attributable to a 3.7% increase in container and noncontainer volume, a 2.7% increase in average revenue per twenty-foot equivalent unit, or TEU ("average revenue"), and an increase of 105.6% in other logistical service revenues. The Company's container and noncontainer volume increased to 144,279 TEUs in the first quarter of 2004 from 139,117 TEUs during the first quarter of 2003 due to a new service from the United States to Haiti and an increase in the number of automobiles shipped to Puerto Rico. The average revenue increase was a result of rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and was offset by decreases in rates for our service between the United States and Latin America due to competitive pressures. The increase in other logistical service revenues was primarily due to revenues generated by a transportation service provider that we purchased in July 2003.

     Operating expenses for the three months ended March 31, 2004 increased $14.0 million or 11.3%, to $138.1 million compared with $124.1 million for the first quarter in 2003. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs, and labor costs. An increase in other logistical service expenses was primarily due to expenses incurred by a transportation service provider purchased in July 2003.

     Depreciation and amortization for the three months ended March 31, 2004 increased $.8 million or 38.1%, to $2.9 million compared with $2.1 million for the first quarter in 2003. The increase was directly attributable to an increase in dry-dock amortization of $.6 million. Liner Services amortized dry-dock costs for six vessels during the first quarter in 2004 compared with four vessels during the first quarter of 2003.

     Asset recoveries, net for the three months ended March 31, 2004, increased $.2 million to a recovery of $.2 million for the first quarter in 2003. These gains resulted from disposals of equipment during the first quarter of 2004.

     As a result, the operating income from Liner Services for the first quarter in 2004 decreased $1.9 million to $.1 million compared with $2.0 million for the first quarter in 2003.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the three months ended March 31, 2004 decreased $.4 million or 2.2%, to $17.9 million compared with $18.3 million for the first quarter of 2003. The decrease was directly attributable to a decrease in the vessel utilization rate to 72% during the first quarter of 2004 from a 75% vessel utilization rate during the first quarter of 2003.

     Operating expenses for the three months ended March 31, 2004 increased $.5 million or 3.3%, to $15.7 million compared with $15.2 million for the first quarter in 2003. The increase was directly attributable to an increase in repairs and maintenance costs for these vessels. This increase was partially offset by a decrease in property taxes.

     As a result, operating income from Ship Assist and Escort Services for the three months ended March 31, 2004 decreased $.8 million to $1.7 million compared with $2.5 million for the first quarter in 2003.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the three months ended March 31, 2004 decreased $7.0 million or 13.8%, to $43.6 million compared with $50.6 million for the first quarter in 2003. The decrease is directly attributable to thirteen vessels that were in this service during the first quarter of 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004. This decrease was partially offset by: (a) an increase in revenue generated during the first quarter of 2004 by the resale of fuel from a tank farm in Alaska that commenced operations during the fourth quarter of 2003; and (b) the operation of one articulated tug/barge unit ("ATB") placed in service during the second quarter of 2003. An overall decrease in vessel utilization (45% in 2004 compared with 46% in 2003) also contributed to the decrease in operating revenues.

     Operating expenses for the three months ended March 31, 2004 decreased $9.1 million or 20.0%, to $36.3 million compared with $45.4 million for the first quarter in 2003. This decrease is primarily attributable to: (a) thirteen vessels that were in this service during the first quarter of 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004; and (b) an overall decrease in vessel utilization. This decrease was partially offset by increased expenses in 2004 associated with the operation of: (a) a new tank farm in Alaska which commenced operations during the fourth quarter of 2003; and (b) an ATB placed in service during the second quarter of 2003.

     Depreciation and amortization for the three months ended March 31, 2004 increased $.9 million or 28.1%, to $4.1 million compared with $3.2 million for the first quarter of 2003. The increase was directly attributable to a $1.8 million increase in dry-dock amortization for vessels which was partially offset by a decrease in depreciation of $.9 million. The decrease in depreciation was caused by the sale of vessels. Dry-dock costs for three vessels were amortized during the first quarter in 2004 compared with one vessel during the first quarter in 2003.

     Asset recoveries (charges), net for the three months ended March 31, 2004 decreased $.2 million as compared with the first quarter in 2003. The gains from the first quarter of 2003 resulted from the sale of land.

     As a result, the operating income from Oil and Chemical Distribution and Transportation Services for the three months ended March 31, 2004 increased $1.2 million to $1.7 million compared with $.5 million for the first quarter in 2003.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the three months ended March 31, 2004 increased $2.2 million or 12.9%, to $19.3 million compared with $17.1 million for the first quarter of 2003. The increase was directly attributable to a vessel utilization rate of 47% during the first quarter of 2004 as compared with a 26% utilization rate during the first quarter of 2003. The increase in vessel utilization was principally driven by increased contract activity in the Gulf of Mexico, United States west coast, and central and western Pacific Ocean. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile. This increase was partially offset by a decrease in revenues from our northern Alaskan land operations.

     Operating expenses for the three months ended March 31, 2004 increased $.8 million or 2.9%, to $28.3 million compared with $27.5 million for the first quarter in 2003. The increase is directly attributable to increases in vessel related costs due to the increase in vessel utilization. This increase was partially offset by a decrease in operating costs from our northern Alaskan land operations.

     Depreciation and amortization for the three months ended March 31, 2004 decreased $.4 million or 12.5%, to $2.8 million compared with $3.2 million for the first quarter in 2003. The decrease was the result of an adjustment made for a vessel placed in service during the first quarter of 2003 that was previously classified as held for sale.

     As a result, the operating loss from Energy and Marine Services for the first quarter in 2004 decreased $3.1 million to $3.8 million compared with $6.9 million for the first quarter in 2003.

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

     The Company has been engaged in discussions with Northland Holdings, Inc. concerning a possible purchase by the Company of all the stock or assets of Yukon Fuel Company ("Yukon") and/or Service Oil & Gas, Inc. as well as certain vessels and other assets used in Yukon's fuel distribution business in Alaska. The Company anticipates a cash purchase price of approximately $72 million (depending on the level of working capital and other adjustments at closing.) The parties have not arrived at a definitive agreement concerning the terms of any such transaction and there can be no assurance that these discussions will lead to such an agreement or a purchase of such stock or assets by the Company. Any such transaction is subject to, among other things, the negotiation, execution and delivery of a definitive acquisition agreement, completion by the Company of its due diligence investigation, approval of such agreement by the board of directors of the Company, receipt of necessary consents from certain lenders to the Company, satisfactory resolution of pending litigation, and the parties' joint determination that such a transaction could be effected in compliance with applicable state and federal antitrust laws.

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

FINANCIAL CONDITION AS OF MARCH 31, 2004

     As of March 31, 2004 the Company has cash and cash equivalents of $156.9 million compared with $160.6 million at December 31, 2003. The Company generated $20.0 million of cash from operations during the first quarter of 2004. The net loss before depreciation and amortization expense and taxes provided $7.4 million of cash. Additional cash from operations was provided by lower levels of funding for working capital requirements.

     The Company used $3.3 million of cash in investing activities during the first quarter of 2004. The Company has expended $3.9 million for the construction of vessels and the purchase of equipment. Dry-docking costs of $3.1 million were incurred for four vessels during the first quarter of 2004. The Company sold its Logistics operations of its Liner Services segment in Venezuela for $1.5 million and received $1.6 million in escrowed Title XI funds for reimbursement of construction expenditures related to the ATB's.

     The Company used cash of $20.4 million in financing activities for principal payments of the Company's debt and the payment of debt issuance costs. All of the principal payments were scheduled except for the redemption of $10.4 million of Title XI financed bonds.

CAPITAL RESOURCES

     The Company has executed agreements for the construction of operating equipment of approximately $16.7 million. Lease financing of the equipment is being negotiated. The Company is also in the process of negotiating with shipyards to construct two additional articulated tug/barge units.

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

       OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES EMPLOYS
     A NUMBER OF TANKERS AND BARGES WHICH, IN THEIR PRESENT CONDITION,WILL
         NOT BE PERMITTED TO CARRY PETROLEUM PRODUCTS IN UNITED STATES WATERS AS OF CERTAIN DATES OCCURRING OVER THE NEXT THREE YEARS.

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

        THE COMPANY IS A DEFENDANT IN NUMEROUS ASBESTOS-RELATED LAWSUITS

     The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See Note 5 to our Unaudited Condensed Consolidated Financial Statements in "Item 1. Financial Statements". Additional litigation relating to these matters may be commenced in the future. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

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

              THE COMPANY IS HEAVILY DEPENDENT ON UNIONIZED LABOR

     The Company's operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At March 31, 2004, approximately 64% of the Company's employees were members of unions. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition.

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

     As of April 30, 2004, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, owns or is deemed to own approximately 64.7% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 77.7% of the total votes attributable to our outstanding voting stock as of April 30, 2004. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley's stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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

     In February 2004, the Company sold its Logistics operation based in Venezuela for $1.5 million. As part of the sales agreement, the Company retained cash, accounts receivable and accounts payable as of the sale date. At March 31, 2004, the net assets of the discontinued operations formerly based in Venezuela are $.7 million based upon an exchange rate of 1920 Venezuelan Bolivars (VEB's), the official rate of exchange ("Official Rate"), per United States dollar. The Venezuelan Government has introduced restrictions on the exchange of VEB's for United States dollars and has suggested that certain measures are being considered which could increase the Official Rate and thereby decrease the net assets of this discontinued operation.

ITEM 4.  CONTROLS AND PROCEDURES.

     The Company's management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Vice President, Tax and Audit), have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Company's principal executive officer and the principal financial officer concluded that such disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     No change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the Company's first fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  GENERAL LITIGATION

     The Company is subject to various foreign and domestic legal and regulatory rules and certain proceedings arising therefrom in the conduct of normal business activities. In the opinion of management, resolution of these matters will not have a material adverse or beneficial effect on the Company's consolidated financial condition, results of operations, or cash flows.

  ASBESTOS LITIGATION

     The Company is currently named as a defendant with other companies with respect to approximately sixteen thousand maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, California and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands, and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge Charles R. Weiner, subject to reinstatement in the future. At present it is not known how long the process will require. It is also not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is unsuccessful, it is expected that the cases will be remanded to the Ohio and Michigan courts in the event that they are reinstated.

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

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the results of the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the number of defendants and their relative shares of liability in each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. At March 31, 2004, 36 claims have been reinstated by the Judicial Panel on Multidistrict Litigation and remanded to the U.S. District Court for the Northern District of Ohio for trial. The Company has accrued $.8 million as an estimate of the ultimate outcome of this litigation. The Company has also recorded a receivable from its insurance companies of $.5 million related to these claims.

     In addition to the asbestos litigation discussed above, the Company is party to certain other proceedings in which other claimants allege injury or illness based upon exposure to asbestos or other toxic substances. The Company has accrued an estimated litigation reserve of $3.1 million with a corresponding re-insurance receivable of $.5 million.

     While it is not feasible to accurately predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse affect on our financial condition, operating results or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

Exhibit 3.1     Certificate of Amendment of Restated Certificate of
                Incorporation of Crowley Maritime Corporation(1)
Exhibit 3.2     Certificate of Amendment of Restated Certificate of
                Incorporation of Crowley Maritime Corporation(1)
Exhibit 3.3     Restated Certificate of Incorporation of Crowley Maritime
                Corporation(1)
Exhibit 3.4     Restated By-Laws of Crowley Maritime Corporation(1)
Exhibit 11      Statement regarding computation of per share earnings(2)
Exhibit 31.1    Rules 13a-14(a) and 15d-14a Certification (Chief Executive
                Officer)
Exhibit 31.2    Rules 13a-14(a) and 15d-14a Certification (Chief Financial
                Officer)
Exhibit 32.1    Section 1350 Certifications

---------------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

(2) See Note 3 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.

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

                                          CROWLEY MARITIME CORPORATION
                                                          (Registrant)

May 14, 2004
                                          By:   /s/ RICHARD L. SWINTON
                                          --------------------------------------
                                          Richard L. Swinton
                                          Vice President, Tax & Audit
                                          (Authorized Officer and Principal
                                          Financial Officer)

                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER                              DESCRIPTION
   -------                              -----------
Exhibit 3.1     Certificate of Amendment of Restated Certificate of
                Incorporation of Crowley Maritime Corporation(1)
Exhibit 3.2     Certificate of Amendment of Restated Certificate of
                Incorporation of Crowley Maritime Corporation(1)
Exhibit 3.3     Restated Certificate of Incorporation of Crowley Maritime
                Corporation(1)
Exhibit 3.4     Restated By-Laws of Crowley Maritime Corporation(1)
Exhibit 11      Statement regarding computation of per share earnings(2)
Exhibit 31.1    Rules 13a-14(a) and 15d-14a Certification (Chief Executive
                Officer)
Exhibit 31.2    Rules 13a-14(a) and 15d-14a Certification (Chief Financial
                Officer)
Exhibit 32.1    Section 1350 Certifications

---------------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

(2) See Note 3 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.