Form 10-Q
period 2004-06-30
CROWLEY MARITIME CORP
filed 2004-08-16
CIK 1130194

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of August 16, 2004, 89,105 shares of voting common stock, par value $.01 per share, and 46,138 shares of Class N non-voting common stock, par value $.01 per share, were outstanding.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                               PART I -- FINANCIAL INFORMATION
Item 1.          Financial Statements........................................    2
                 Unaudited Condensed Consolidated Statements of Operations
                 for the Three and Six Months Ended June 30, 2004 and 2003...    2
                 Unaudited Condensed Consolidated Balance Sheets as of June
                 30, 2004 and December 31, 2003..............................    3
                 Unaudited Condensed Consolidated Statement of Stockholders'
                 Equity for the Six Months Ended June 30, 2004...............    4
                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 2004 and 2003.............    5
                 Notes to Unaudited Condensed Consolidated Financial
                 Statements for the Three and Six Months Ended June 30, 2004
                 and 2003....................................................    6
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   13
Item 3.          Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   27
Item 4.          Controls and Procedures.....................................   27
                        PART II -- OTHER INFORMATION
Item 1.          Legal Proceedings...........................................   28
Item 2.          Changes in Securities and Use of Proceeds...................   29
Item 4.          Submission of Matters to a Vote of Security Holders.........   30
Item 6.          Exhibits and Reports on Form 8-K............................   30
SIGNATURES...................................................................   32

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
OPERATING REVENUES..........................................  $255,649   $240,339   $482,300   $460,349
EXPENSES:
  Operating.................................................   227,492    210,827    431,564    410,003
  General and administrative................................     7,819      7,255     15,468     16,102
  Depreciation and amortization.............................    16,121     14,624     31,603     28,765
  Asset recoveries, net.....................................      (963)    (1,309)    (1,181)    (1,581)
                                                              --------   --------   --------   --------
                                                               250,469    231,397    477,454    453,289
                                                              --------   --------   --------   --------
OPERATING INCOME............................................     5,180      8,942      4,846      7,060
OTHER INCOME (EXPENSE):
  Interest income...........................................       408         79        803        203
  Interest expense..........................................    (5,243)    (5,450)   (10,859)   (10,460)
  Minority interest in consolidated subsidiaries............        52        267         34        806
  Other income..............................................        84         94        106        162
                                                              --------   --------   --------   --------
                                                                (4,699)    (5,010)    (9,916)    (9,289)
                                                              --------   --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................       481      3,932     (5,070)    (2,229)
Income tax (expense) benefit................................        --     (1,700)     2,200      1,200
                                                              --------   --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................       481      2,232     (2,870)    (1,029)
Discontinued operations:
  Income (loss) from operations, including loss on disposal,
    net of tax benefit......................................       280         29     (1,267)      (827)
                                                              --------   --------   --------   --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................       761      2,261     (4,137)    (1,856)
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................        --         --         --       (420)
                                                              --------   --------   --------   --------
NET INCOME (LOSS)...........................................       761      2,261     (4,137)    (2,276)
Preferred stock dividends...................................      (394)      (394)      (788)      (788)
                                                              --------   --------   --------   --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS.......  $    367   $  1,867   $ (4,925)  $ (3,064)
                                                              ========   ========   ========   ========
Basic income (loss) per common share:
  Income (loss) from continuing operations before
    discontinued and cumulative effect of change in
    accounting principle operations.........................  $   0.64   $  13.52   $ (26.99)  $ (13.37)
  Income (loss) from discontinued operations................      2.07       0.22      (9.35)     (6.09)
  Cumulative effect of change in accounting principle.......        --         --         --      (3.09)
                                                              --------   --------   --------   --------
  Net income (loss).........................................  $   2.71   $  13.74   $ (36.34)  $ (22.55)
                                                              ========   ========   ========   ========
Diluted income (loss) per common share:
  Income (loss) from continuing operations before
    discontinued operations and cumulative effect of change
    in accounting principle.................................  $   0.64   $  13.52   $ (26.99)  $ (13.37)
  Income (loss) from discontinued operations................      2.07       0.22      (9.35)     (6.09)
  Cumulative effect of change in accounting principle.......        --         --         --      (3.09)
                                                              --------   --------   --------   --------
  Net income (loss).........................................  $   2.71   $  13.74   $ (36.34)  $ (22.55)
                                                              ========   ========   ========   ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
ASSETS
Cash and cash equivalents...................................  $122,186    $  160,625
Receivables, net............................................   167,494       156,877
Prepaid expenses and other assets...........................    51,697        48,744
Current assets of discontinued operations...................       321         3,488
                                                              --------    ----------

TOTAL CURRENT ASSETS........................................   341,698       369,734
Receivable from related party...............................    10,666        10,531
Goodwill....................................................    44,786        44,786
Intangibles, net............................................    15,259        15,447
Other assets................................................    55,108        47,482
Long-term assets of discontinued operations.................        --           709
Property and equipment, net.................................   509,592       521,961
                                                              --------    ----------
TOTAL ASSETS................................................  $977,109    $1,010,650
                                                              ========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $105,008    $   95,695
Accrued payroll and related expenses........................    39,370        40,303
Insurance claims payable....................................    14,744        14,360
Unearned revenue............................................     4,936         6,631
Current liabilities of discontinued operations..............     2,121         3,542
Current portion of long-term debt...........................    40,930        52,847
                                                              --------    ----------
TOTAL CURRENT LIABILITIES...................................   207,109       213,378
Deferred income taxes.......................................    88,808        89,541
Other liabilities...........................................    18,973        18,754
Long-term liabilities of discontinued operations............     4,340         5,363
Minority interests in consolidated subsidiaries.............        --         2,074
Long-term debt, net of current portion......................   361,829       381,803
                                                              --------    ----------
TOTAL LIABILITIES...........................................   681,059       710,913
                                                              --------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................    31,500        31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 89,249 shares issued and outstanding..........         1             1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares issued and outstanding...        --            --
Additional paid-in capital..................................    67,242        67,334
Retained earnings...........................................   201,851       206,956
Accumulated other comprehensive loss, net of tax benefit of
  $2,557 and $3,846, respectively...........................    (4,544)       (6,054)
                                                              --------    ----------
TOTAL STOCKHOLDERS' EQUITY..................................   296,050       299,737
                                                              --------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $977,109    $1,010,650
                                                              ========    ==========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   PREFERRED CLASS A                              CLASS N
                                   CONVERTIBLE STOCK       COMMON STOCK         COMMON STOCK      ADDITIONAL
                                  -------------------   ------------------   ------------------    PAID-IN     RETAINED
                                  SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     EARNINGS
                                  -------   ---------   ------   ---------   ------   ---------   ----------   --------
December 31, 2003...............  315,000    $31,500    89,404     $   1     46,138     $  --      $67,334     $206,956
Stock retired from employee
  benefit plans.................       --         --      (155)       --         --        --          (92)        (180)
Preferred stock dividends.......       --         --        --        --         --        --           --         (788)
Comprehensive Loss:
  Net loss......................       --         --        --        --         --        --           --       (4,137)
  Other comprehensive loss:
    Reclassification adjustment
      for foreign currency
      translation losses
      included in net loss, net
      of tax expense of $729....       --         --        --        --         --        --           --           --
    Amortization of rate lock
      agreement, net of tax
      expense of $108...........       --         --        --        --         --        --           --           --
Total comprehensive loss........       --         --        --        --         --        --           --           --
                                  -------    -------    ------     -----     ------     -----      -------     --------
June 30, 2004...................  315,000    $31,500    89,249     $   1     46,138     $  --      $67,242     $201,851
                                  =======    =======    ======     =====     ======     =====      =======     ========

                                   ACCUMULATED
                                      OTHER
                                  COMPREHENSIVE
                                      LOSS         TOTAL
                                  -------------   --------
December 31, 2003...............     $(6,054)     $299,737
Stock retired from employee
  benefit plans.................          --          (272)
Preferred stock dividends.......          --          (788)
Comprehensive Loss:
  Net loss......................          --
  Other comprehensive loss:
    Reclassification adjustment
      for foreign currency
      translation losses
      included in net loss, net
      of tax expense of $729....       1,318
    Amortization of rate lock
      agreement, net of tax
      expense of $108...........         192
Total comprehensive loss........          --        (2,627)
                                     -------      --------
June 30, 2004...................     $(4,544)     $296,050
                                     =======      ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)

                                                              JUNE 30,   JUNE 30,
                                                                2004       2003
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (4,137)  $ (2,276)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Cumulative effect of change in accounting principle,
      net...................................................        --        420
    Depreciation and amortization...........................    31,603     28,765
    Amortization of deferred gain on the sale and leaseback
      of vessels............................................      (288)    (1,339)
    Asset recoveries, net...................................    (1,181)    (1,581)
    Change in cash surrender value of life insurance........       (94)       131
    Deferred income tax (benefit) provision.................    (1,569)     2,177
    Changes in current assets and liabilities:
       Receivables, net.....................................   (10,617)   (21,795)
       Prepaid expenses and other...........................    (3,123)    (9,915)
       Accounts payable and accrued liabilities.............     7,102      1,542
       Accrued payroll and related expenses.................      (933)     2,946
    Other...................................................    (1,590)    (4,146)
                                                              --------   --------
       Net cash provided by (used in) continuing
       operations...........................................    15,173     (5,071)
       Net cash provided by (used in) discontinued
       operations...........................................     1,719       (395)
                                                              --------   --------
       Net cash provided by (used in) operating
       activities...........................................    16,892     (5,466)
                                                              --------   --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................   (14,358)    (9,460)
  Dry-docking costs.........................................   (12,267)    (6,953)
  Proceeds from asset dispositions..........................     2,669      3,384
  Proceeds from sale of MTL Petrolink Corp., net of cash
    sold....................................................        --        500
  (Deposits) withdrawals of restricted funds, net...........     1,956     (1,544)
  Acquisitions, net of cash acquired........................       100         --
  Return of capital to Variable Interest Entity.............    (2,000)        --
  Cash assumed from consolidation of Variable Interest
    Entity..................................................        --      1,915
  Payments on notes receivable, net.........................        --        (85)
                                                              --------   --------
       Net cash used in continuing operations...............   (23,900)   (12,243)
       Net cash provided by discontinued operations.........     1,556         --
                                                              --------   --------
       Net cash used in investing activities................   (22,344)   (12,243)
                                                              --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................        --     60,909
  Borrowings on Revolving Credit Agreement..................        --     10,000
  Repayments on Revolving Credit Agreement..................        --    (15,000)
  Payments on long-term debt................................   (31,891)   (65,446)
  Payment of debt issuance costs............................      (824)      (279)
  Payment of rate lock agreement............................        --     (7,967)
  Retirement of stock.......................................      (272)      (235)
                                                              --------   --------
       Net cash used in financing activities................   (32,987)   (18,018)
                                                              --------   --------
       Net decrease in cash and cash equivalents............   (38,439)   (35,727)
       Cash and cash equivalents at beginning of period.....   160,625     43,355
                                                              --------   --------
       Cash and cash equivalents at end of period...........  $122,186   $  7,628
                                                              ========   ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial condition and cash flows for the interim periods have been made. Results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 -- VARIABLE INTEREST ENTITY

     In January 1997, Marine Transport Corporation ("MTC"), a wholly owned subsidiary of the Company, arranged a transaction with an unconsolidated Variable Interest Entity (the "VIE") by which MTC: (a) sold a vessel to the VIE;
(b) time chartered the vessel back from the VIE; and (c) time chartered the vessel to a third party. As consideration for the sale of the vessel, MTC received from the VIE a total of: (a) $40,000 in cash; and (b) a note receivable for $9,000 (the "Note"). After considering certain characteristics of the Note, it was subsequently recorded at its estimated net realizable value of $3,000. In August of 1999, MTC negotiated the termination of the time charters and arranged a series of bareboat charters for the vessel with periods that extend through November 2006. In January of 2000, MTC received approximately $25,000 from the VIE after the VIE borrowed certain additional amounts from its lenders.

     Effective January 1, 2003, the VIE was consolidated by the Company in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

     In June 2004, the Company exercised an option to purchase the vessel from the VIE for consideration consisting of: (i) a cash payment in the amount of $500; and (ii) cancellation of the Note (which Note was eliminated in consolidating the VIE). Simultaneously with the exercise of the option: (a) the VIE assigned its remaining outstanding debt in the amount of $15,347 to the Company and the Company assumed such outstanding debt; (b) the Company assumed the obligations of the VIE under two bareboat charters for the vessel; and (c) an unrelated third party that capitalized the VIE in 1997 received $2,000 as a return of capital.

NOTE 3 -- DISCONTINUED OPERATIONS

     In December 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. In February 2004, the Company sold its Venezuelan Logistics operations for $1,506.

     On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. In conjunction with the sale, the Company adopted a strategy to exit from several other South America operations. As a result of a claims review performed quarterly, the Company adjusted its net liabilities and recorded income from its South America discontinued operations of $591 during the second quarter of 2004.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Venezuelan and South American operations have been reflected as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations. Discontinued operations for the three and six months ended June 30 are summarized as follows:

                                                     THREE MONTHS           SIX MONTHS
                                                         ENDED                 ENDED
                                                  -------------------   -------------------
                                                  JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                    2004       2003       2004       2003
                                                  --------   --------   --------   --------
Operating revenues..............................   $  --      $ 912     $   620    $ 1,800
                                                   =====      =====     =======    =======
Income (loss) from operations before taxes......   $ 481      $ 129     $(1,797)   $(1,227)
Loss on disposal before taxes...................      (1)        --        (270)        --
Income tax benefit (expense)....................    (200)      (100)        800        400
                                                   -----      -----     -------    -------
Net income (loss) from discontinued
  operations....................................   $ 280      $  29     $(1,267)   $  (827)
                                                   =====      =====     =======    =======

     The combined assets and liabilities of these discontinued operations included in the Company's Unaudited Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 are as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
Cash and cash equivalents...................................   $    5       $  138
Receivables, net............................................      316        2,943
Prepaid expenses and other assets...........................       --          407
                                                               ------       ------
Current assets of discontinued operations...................   $  321       $3,488
                                                               ======       ======
Property and equipment, net.................................   $   --       $  709
                                                               ------       ------
Long-term assets of discontinued operations.................   $   --       $  709
                                                               ======       ======
Accounts payable and accrued liabilities....................   $2,121       $3,183
Accrued payroll and related expenses........................       --          359
                                                               ------       ------
Current liabilities of discontinued operations..............   $2,121       $3,542
                                                               ======       ======
Other long-term liabilities.................................   $4,340       $5,363
                                                               ------       ------
Long-term liabilities of discontinued operations............   $4,340       $5,363
                                                               ======       ======

NOTE 4 -- LONG-TERM DEBT

     In June 2004, the Company amended its $115,000 loan agreement with several financial institutions to replace a covenant that required the Company to maintain a net debt (as defined in such agreement) to earnings before interest, taxes, depreciation and amortization ratio not to exceed 6.0. The new covenant requires maintenance of a maximum total debt (as defined by such agreement) to earnings before interest, taxes, depreciation, amortization and rent expense (as defined by such agreement) not to exceed: (a) 3.25 in 2004 and 2005; and (b) 3.0 in 2006 and thereafter. The Company is in compliance with all of its debt covenants as of June 30, 2004. This amendment was made to make the covenant consistent with the Company's $95,000 Second Amended and Restated Credit Agreement.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5 -- EARNINGS PER COMMON SHARE

     The computations for basic and diluted loss per common share for the three and six months ended June 30, 2004 and 2003 are as follows:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                             -------------------   -------------------
                                               2004       2003       2004       2003
                                             --------   --------   --------   --------
Numerator:
Income (loss) from continuing operations
  before discontinued operations and
  cumulative effect of change in accounting
  principle................................  $    481   $  2,232   $ (2,870)  $ (1,029)
  Less preferred stock dividends...........      (394)      (394)      (788)      (788)
                                             --------   --------   --------   --------
  Income (loss) for basic earnings per
     common share from continuing
     operations before discontinued
     operations and cumulative effect of
     change in accounting principle........        87      1,838     (3,658)    (1,817)
Income (loss) from discontinued
  operations...............................       280         29     (1,267)      (827)
Cumulative effect of change in accounting
  principle................................        --         --         --       (420)
                                             --------   --------   --------   --------
  Net income (loss) attributable to common
     shareholders..........................  $    367   $  1,867   $ (4,925)  $ (3,064)
                                             ========   ========   ========   ========
Denominator:
  Basic weighted average shares............   135,472    135,927    135,507    135,888
                                             ========   ========   ========   ========
  Diluted weighted average shares..........   135,472    135,927    135,507    135,888
                                             ========   ========   ========   ========

     The preferred class A convertible stock is anti-dilutive for the three and six months ended June 30, 2004 and 2003.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 6 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

     The table below summarizes certain financial information for each of the Company's segments and reconciles such information to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003.

                                                      OIL AND
                                          SHIP        CHEMICAL
                                         ASSIST     DISTRIBUTION     ENERGY
                                          AND           AND           AND
                             LINER       ESCORT    TRANSPORTATION    MARINE    SEGMENT                            CONSOLIDATED
                          SERVICES(1)   SERVICES      SERVICES      SERVICES    TOTAL      OTHER    ELIMINATION      TOTAL
                          -----------   --------   --------------   --------   --------   -------   -----------   ------------
THREE MONTHS ENDED JUNE
30, 2004
Operating revenues......   $156,274     $18,546       $ 56,359      $ 24,470   $255,649        --          --       $255,649
Intersegment revenues...         --          98             --         9,063      9,161   $28,827    $(37,988)            --
Depreciation and
  amortization..........      3,183          11          4,340         2,757     10,291     5,830          --         16,121
Operating income
  (loss)................      6,687       1,305          1,850        (4,662)     5,180        --          --          5,180
THREE MONTHS ENDED JUNE
30, 2003
Operating revenues......   $142,506     $18,775       $ 63,555      $ 15,503   $240,339        --          --       $240,339
Intersegment revenues...         --         216             --         8,249      8,465   $23,866    $(32,331)            --
Depreciation and
  amortization..........      2,304           9          3,160         2,959      8,432     6,192          --         14,624
Operating income
  (loss)................      6,598       3,049          6,825        (7,530)     8,942        --          --          8,942
SIX MONTHS ENDED JUNE
30, 2004
Operating revenues......   $302,103     $36,449       $ 99,963      $ 43,785   $482,300        --          --       $482,300
Intersegment revenues...         --         247             --        17,847     18,094   $54,825    $(72,919)            --
Depreciation and
  amortization..........      5,942          23          8,487         5,580     20,032    11,571          --         31,603
Operating income
  (loss)................      6,772       2,956          3,546        (8,428)     4,846        --          --          4,846
SIX MONTHS ENDED JUNE
30, 2003
Operating revenues......   $276,481     $37,056       $114,203      $ 32,609   $460,349        --          --       $460,349
Intersegment revenues...         --         441             --        15,904     16,345   $49,259    $(65,604)            --
Depreciation and
  amortization..........      4,450          18          6,343         6,161     16,972    11,793          --         28,765
Operating income
  (loss)................      8,600       5,558          7,331       (14,429)     7,060        --          --          7,060

---------------

(1) During the fourth quarter of 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. The Liner Services segment has been restated for the three and six months ended June 30, 2003 as discontinued operations. See Note 3.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the carriage of ocean cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material.

     The Company has restated its foreign revenues for the three and six months ended June 30, 2003 to include certain foreign revenues previously classified as United States revenue. Operating revenues from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                      UNITED    ALL FOREIGN   CONSOLIDATED
                                                      STATES     COUNTRIES       TOTAL
                                                     --------   -----------   ------------
THREE MONTHS ENDED JUNE 30, 2004
Operating revenues.................................  $216,500     $39,149       $255,649
THREE MONTHS ENDED JUNE 30, 2003
Operating revenues.................................  $205,630     $34,709       $240,339
SIX MONTHS ENDED JUNE 30, 2004
Operating revenues.................................  $408,551     $73,749       $482,300
Property and equipment, net........................  $505,650     $ 3,942       $509,592
SIX MONTHS ENDED JUNE 30, 2003
Operating revenues.................................  $391,217     $69,132       $460,349
Property and equipment, net........................  $542,331     $ 3,915       $546,246

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

GENERAL LITIGATION

     The Company is subject to various foreign and domestic legal and regulatory rules and certain proceedings arising therefrom in the conduct of normal business activities. In the opinion of management, resolution of these matters will not have a material adverse or beneficial effect on the Company's consolidated financial condition, results of operations, or cash flows.

ASBESTOS LITIGATION

     The Company is currently named as a defendant with other companies with respect to approximately sixteen thousand maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, California and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands, and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Merchant Marine Act of 1920 (i.e., the Jones
Act), and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge Charles R. Weiner, subject to reinstatement in the future. At present, it is not known how long the process will require. It is also not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

unsuccessful, it is expected that the cases will be remanded to the Ohio and Michigan courts in the event that they are reinstated.

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

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the number of defendants and their relative shares of liability in each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. At June 30, 2004, 35 claims have been reinstated by the Judicial Panel on Multidistrict Litigation and remanded to the U.S. District Court for the Northern District of Ohio for trial. The Company has accrued $778 as an estimate of its potential liability in this litigation. The Company has also recorded a receivable from its insurance companies of $325 related to these claims.

     In addition to the asbestos litigation discussed above, the Company is party to certain other proceedings in which other claimants allege injury or illness based upon exposure to asbestos or other toxic substances. The Company has an estimated litigation reserve of $1,034 with a corresponding re-insurance receivable of $490. The Company became aware of asbestos related litigation involving certain claims during the first quarter of 2004. These claims were settled in late May 2004. The Company expensed $2.1 million and $4.2 million related to this litigation in the first quarter and second quarter of 2004, respectively. The Company has notified and is preparing claims for submission to its insurance underwriters for settlement amounts and defense costs paid and will aggressively pursue the insurance claims.

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

OTHER COMMITMENTS

     The Company has executed agreements of approximately $16,737 for the construction of operating equipment which is expected to be delivered in the third quarter of 2004. Lease financing of the equipment is being negotiated. The Company has entered into a contract for the construction of two articulated tug/barge units. Each unit will be capable of carrying 180 thousand barrels of refined product. The aggregate cost of constructing the two vessels is expected to approximate $85,000 (including the cost of owner furnished equipment). Both units are expected to be delivered in 2006.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8 -- SUBSEQUENT EVENT

     The Company has entered into a definitive agreement (the "Purchase Agreement"), dated as of July 9, 2004 and effective from and after July 20, 2004, to purchase from Northland Fuel LLC, a Delaware limited liability company ("Northland"), and Yukon Fuel Company, an Alaska corporation ("YFC"), a marine and land-based refined petroleum products distribution business conducted by Northland and YFC in Western Alaska (the "Business"). Pursuant to the Purchase Agreement, the Company also agreed to purchase from: (a) Northland Vessel Leasing Company, LLC, a Delaware limited liability company ("NVLC"), certain barges and other vessels used in the Business; and (b) Yutana Barge Lines, LLC, a Delaware limited liability company ("Yutana"), certain assets used in the Business. The aggregate purchase price payable at closing by the Company pursuant to the Purchase Agreement and the agreement between the Company and Yutana is $52.2 million plus an amount equal to net working capital (including fuel inventory) determined in accordance with the Purchase Agreement, which amount currently is estimated to be $26.0 million. The closing of this transaction is subject to several customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of any material adverse change or effect, delivery of certain title policies and title insurance, and the issuance to the Company of a specified environmental insurance policy. In addition, closing is conditioned upon the Consent Decree (as defined below) becoming final (which will not occur earlier than 60 days after its filing with the Court (as defined below)) and the Court's approval of the Consent Decree.

     On July 13, 2004, the Company, together with Northland, YFC, NVLC and Yutana (collectively, the "Sellers"), entered into a Consent Decree with the State of Alaska (the "Consent Decree"), which settles a lawsuit filed on July 20, 2004, by the Alaska Attorney General against the Company and the Sellers in the Superior Court for the State of Alaska, Second Judicial District at Nome (the "Court"). The Consent Decree was filed with the Court on July 27, 2004. The Alaska Attorney General alleges in the lawsuit that the transactions contemplated by the Purchase Agreement violate the antitrust laws of the State of Alaska and the United States. Pursuant to the Consent Decree, the Company agreed, among other things, to: (a) provide approximately 4 million gallons of tank farm storage capacity located in Bethel, Alaska to Delta Western, Inc. ("DW") for up to 10 years (with options to extend); (b) sell certain tugs, barges and related assets to DW to enable DW to distribute petroleum products on the coastal areas and river systems in Alaska; and (c) grant options to DW to acquire and/or lease certain real property located in Bethel, Alaska. In addition, the Consent Decree contains provisions that restrict the ability of the Company to: (a) acquire any of the assets it divests pursuant to the Consent Decree; and (b) dispose of the tank farms it operates in Bethel, Alaska.

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

EXECUTIVE SUMMARY

     Crowley Maritime Corporation is a diversified transportation company with global operations. We have four business segments: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. Each segment is capital intensive and requires the periodic renewal or replacement of the assets used by it. While all of our segments are primarily engaged in maritime transportation and services related to maritime transportation, each segment serves a different market with separate and distinct customers. Certain markets are primarily based in the United States and certain markets are based overseas. In most cases, each segment uses equipment that has been specially designed and constructed to meet the needs of that particular segment. By operating in four distinct markets, we diversify the nature of our capital investments and hope to minimize the impact that any economic downturn or other unforeseen adverse event may have upon one or more of our segments at any particular time.

     During the second quarter of 2004:

          (a) Our consolidated operating revenues increased to $255.6 million from $240.3 million during the second quarter of 2003;

          (b) Our consolidated operating income decreased to $5.2 million from $8.9 million during the second quarter of 2003; and

          (c) Our net income attributable to common shareholders decreased to $.4 million ($2.71 basic and diluted income per common share) from $1.9 million ($13.74 basic and diluted income per common share) during the second quarter of 2003.

     The second quarter increase in consolidated operating revenues and operating expenses was due to: (a) an increase in revenues from direct sales of fuel and from the resale of fuel from a tank farm in Alaska; (b) the commencement of seasonal operations in Far East Russia; (c) an increase in contract activity in the Gulf of Mexico, United States west coast, and central and western Pacific Ocean; (d) an increase in rates in our Puerto Rico and Caribbean Island Liner Service; (e) an increase in the number of containers carried by us between the United States and Latin America; and (f) revenues generated by a transportation management company that we acquired in the third quarter of 2003. The decrease in consolidated operating income was caused by:
(a) a payment in the amount of $6.3 million which the Company made during the second quarter of 2004 to settle certain asbestos-related claims; and (b) an increase in dry-dock amortization as a result of an increase in the number of vessels dry-docked. The net loss attributable to common shareholders was further affected by: (a) a decrease in the income tax expense; (b) an increase in interest income; and (c) the income generated by discontinued operations.

     During the six months ended June 30, 2004:

          (a) Our consolidated operating revenues increased to $482.3 million from $460.3 million during the six months ended June 30, 2003;

          (b) Our consolidated operating income decreased to $4.8 million from $7.1 million during the six months ended June 30, 2003; and

          (c) Our net loss attributable to common shareholders increased to $4.9 million ($36.34 basic and diluted loss per common share) from $3.1 million ($22.55 basic and diluted loss per common share) during the six months ended June 30, 2003.

     The increase in consolidated operating revenues and operating expenses for the six month periods ended June 30, 2004 and 2003 was due to: (a) an increase in revenues from direct sales of fuel and from the resale of fuel from a tank farm in Alaska; (b) the commencement of seasonal operations in Far East Russia;
(c) an increase in contract activity in the Gulf of Mexico, United States west coast, and central and western Pacific Ocean; (d) an increase in rates in our Puerto Rico and Caribbean Island Liner Service; (e) an increase in the number of containers carried by us between the United States and Latin America; and (f) revenues generated by a transportation management company that we acquired in the third quarter of 2003. The increase in consolidated operating losses was caused by: (a) a payment in the amount of $6.3 million which the Company made during the second quarter of 2004 to settle certain asbestos-related claims; and
(b) an increase in dry-dock amortization as a result of an increase in the number of vessels dry-docked. The net loss attributable to common shareholders was further affected by: (a) a decrease in minority interest in consolidated subsidiaries; and (b) an increase in interest income, interest expense, income tax benefit and the loss generated by discontinued operations.

     We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) purchased one transportation management company in 2003; (2) entered into a construction contract for two articulated tug barge units in June 2004; and (3) entered into a definitive agreement effective July 20, 2004 to purchase a fuel distribution business in Alaska. In February 2004, we sold our Logistics business based in Venezuela. To be certain that we have the financial resources required for any project that meets our criteria, we maintain a revolving line of credit that may provide up to $95 million and, in December 2003, we received proceeds of $115 million from a term loan which can be used for general corporate purposes, acquisitions and/or other corporate projects. At June 30, 2004, the Company had cash and cash equivalents of $122.2 million and long-term debt in the amount of $402.8 million.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     Consolidated operating revenues for the second quarter of 2004 increased $15.3 million, or 6.4%, to $255.6 million compared with $240.3 million for the second quarter of 2003. This increase is primarily the result of: (a) an increase in revenues from the direct sales of fuel and from the resale of fuel from a tank farm in Alaska which commenced operations during the fourth quarter of 2003; (b) the commencement of seasonal operations in Far East Russia; (c) increased contract activity in the Gulf of Mexico, United States west coast, and central and western Pacific Ocean; (d) revenues generated by a transportation management company specializing in the apparel industry that we acquired in 2003; (e) an increase in rates in our Puerto Rico and Caribbean Island Liner Service; and (f) an increase in revenues from our liner service between the United States and Haiti which commenced operations during the third quarter of 2003. This increase was partially offset by: (a) fewer vessels operating as a result of vessel disposals and vessel repairs; and (b) a decrease in activity in our northern Alaskan land operations.

     Consolidated operating expenses for the second quarter of 2004 increased $16.7 million, or 7.9%, to $227.5 million compared with $210.8 million for the second quarter of 2003. The increase was primarily caused by: (a) a payment in the amount of $6.3 million which the Company made during the second quarter of 2004 to settle certain asbestos-related claims; (b) an increase in labor, fuel, transportation, and repair and maintenance costs for the Company's equipment and vessels; (c) the expenses attributable to the operation of the tank farm in Alaska which commenced operations during the fourth quarter of 2003; (d) one-time outfitting and mobilization charges related to the Far East Russia projects; and (e) expenses attributable to the operations of a transportation management company specializing in the apparel industry that we acquired in 2003. This increase was partially offset by fewer vessels operating as a result of vessel disposals and vessel repairs. The Company is in the process of determining the recoverability from insurance underwriters of the $6.3 million paid to settle certain asbestos-related claims. If it is determined that the Company has insurance coverage for these claims, the Company could recover substantially all of the settlements.

     Consolidated general and administrative expenses for the second quarter of 2004 increased $.5 million, or 6.8%, to $7.8 million compared with $7.3 million for the second quarter of 2003. This increase is primarily attributable to a change in the cash surrender value of split-dollar life insurance.

     Consolidated depreciation and amortization expense for the second quarter of 2004 increased $1.5 million, or 10.3%, to $16.1 million compared with $14.6 million for the second quarter of 2003. This increase is the result of an increase in dry-dock amortization in the amount of $2.4 million caused by amortizing dry-dock costs for eleven vessels in 2004 compared with six vessels in 2003. This increase was partially offset by lower depreciation expense for vessels sold in 2003.

     Consolidated asset recoveries, net for the second quarter of 2004, decreased $.3 million to a recovery of $1.0 million compared with a recovery of $1.3 million for the second quarter of 2003. The gains from the second quarter of 2004 resulted from the sale of equipment and three vessels while the gains from the second quarter of 2003 resulted from the sale of equipment, land improvements and three vessels.

     As a result, the consolidated operating income for the second quarter of 2004 decreased $3.7 million, or 41.6%, to $5.2 million compared with $8.9 million for the second quarter of 2003.

     Due to an increase in the Company's average cash and cash equivalent amounts on hand, interest income for the second quarter of 2004 increased $.3 million to $.4 million compared with $.1 million for the second quarter of 2003.

     Due to decreased interest expense incurred for container financings and decreased interest expense on our Revolving Credit Agreement, interest expense for the second quarter of 2004 decreased $.3 million, or 5.5%, to $5.2 million compared with $5.5 million for the second quarter of 2003.

     Minority interest in consolidated subsidiaries for the second quarter of 2004 decreased $.2 million compared with the second quarter of 2003. This decrease is due to the Company's acquisition in December 2003 of the remaining 25% interest in a joint venture in which it previously owned a 75% interest.

     Income tax expense for the second quarter of 2004 decreased $1.7 million to zero compared with $1.7 million for the second quarter of 2003. The decrease in the income tax expense results from changes in the Company's projections of pre-tax income and the inability to utilize foreign tax credits in the second quarter of 2003.

     As a result, net income attributable to common shareholders for the second quarter of 2004 decreased $1.5 million to $.4 million ($2.71 basic and diluted income per common share) compared with $1.9 million ($13.74 basic and diluted income per common share) for the second quarter of 2003.

     The Company provides diversified transportation services in the United States domestic and international markets. The Company is organized to provide services in four lines of business: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. As discussed in Note 6 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial Information -- Item 1. Financial Statements", the Liner Services segment was restated in 2003 for discontinued operations. The following is a discussion of the results of operations of the Company's segments.

  Liner Services

     Operating revenues from our Liner Services segment for the second quarter of 2004 increased $13.8 million, or 9.7%, to $156.3 million compared with $142.5 million for the second quarter of 2003. The increase is primarily attributable to a 3.0% increase in container and noncontainer volume, a 7.2% increase in average revenue per twenty-foot equivalent unit, or TEU ("average revenue"), and an increase of 70.6% in other logistical service revenues. The Company's container and noncontainer volume increased to 148,994 TEUs in the second quarter of 2004 from 144,586 TEUs during the second quarter of 2003 due to a service from the United States to Haiti which commenced operations during the third quarter of 2003. The average revenue increase was a result of rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and increases in bunker surcharges for our Latin America service. The increase in other logistical service revenues was primarily due to revenues generated by a transportation service provider that we purchased in July 2003.

     Operating expenses for the second quarter of 2004 increased $11.7 million, or 9.0%, to $141.1 million compared with $129.4 million for the second quarter of 2003. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs. An increase in other logistical service expenses was primarily due to expenses incurred by a transportation service provider purchased in July 2003.

     Depreciation and amortization for the second quarter of 2004 increased $.9 million, or 39.1%, to $3.2 million compared with $2.3 million for the second quarter of 2003. The increase was directly attributable to an increase in dry-dock amortization of $.8 million. Liner Services amortized dry-dock costs for eight vessels during the second quarter of 2004 compared with five vessels during the second quarter of 2003.

     Asset recoveries, net for the second quarter of 2004, decreased $.3 million to a recovery of $.2 million compared with a recovery of $.5 million for the second quarter of 2003. These gains resulted from disposals of equipment during the second quarter of 2004 and disposals of two vessels and equipment during the second quarter of 2003.

     As a result, operating income from Liner Services for the second quarter of 2004 increased $.1 million to $6.7 million compared with $6.6 million for the second quarter of 2003.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the second quarter of 2004 decreased $.3 million or 1.6%, to $18.5 million compared with $18.8 million for the second quarter of 2003. The decrease was directly attributable to decreased vessel volumes in Puget Sound. This decrease was partially offset by: (a) an increase in rates which included a fuel surcharge to cover rising fuel prices; (b) higher vessel volumes in Southern California; (c) increased utilization in Valdez; and (d) the commencement of operations in Oakland, California during the second quarter of 2004. Overall vessel utilization rates increased to 73% during the second quarter of 2004 from 71% during the second quarter of 2003.

     Operating expenses for the second quarter of 2004 increased $1.3 million or 8.5%, to $16.6 million compared with $15.3 million for the second quarter of 2003. The increase was directly attributable to: (a) an increase in vessel related costs, such as labor, fuel, and repairs and maintenance costs; and (b) the commencement of operations in Oakland, California.

     As a result, operating income from Ship Assist and Escort Services for the second quarter of 2004 decreased $1.7 million to $1.3 million compared with $3.0 million for the second quarter of 2003.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the second quarter of 2004 decreased $7.2 million or, 11.3%, to $56.3 million compared with $63.5 million for the second quarter of 2003. The decrease is directly attributable to: (a) a decrease of nine vessels that were in this service during the second quarter of 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004; and (b) a decrease in vessel utilization to 72% in 2004 compared with 80% in 2003. This decrease was partially offset by: (a) an increase in revenues from direct sales of fuel and resale of fuel from a tank farm in Alaska that commenced operations during the fourth quarter of 2003; and
(b) the operation of one articulated tug/barge unit ("ATB") that was placed in service during the second quarter of 2003.

     Operating expenses for the second quarter of 2004 decreased $3.7 million, or 7.1%, to $48.5 million compared with $52.2 million for the second quarter of 2003. This decrease is primarily attributable to: (a) nine vessels that were in this service during the second quarter of 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004; and
(b) an overall decrease in vessel utilization. This decrease was partially offset by increased expenses in 2004 associated with the operation of: (a) a new tank farm in Alaska which commenced operations during the fourth quarter of 2003; and (b) an increase in the cost of fuel purchased for resale.

     Depreciation and amortization for the second quarter of 2004 increased $1.1 million, or 34.4%, to $4.3 million compared with $3.2 million for the second quarter of 2003. The increase was directly attributable to a $2.0 million increase in dry-dock amortization for vessels which was partially offset by a decrease in depreciation of $.8 million. The decrease in depreciation was caused by the sale of vessels. Dry-dock costs for three vessels were amortized during the second quarter of 2004 compared with one vessel during the second quarter of 2003.

     Asset recoveries (charges), net for the second quarter of 2004 decreased $.3 million to a charge of $.2 million as compared with a recovery of $.1 million during the second quarter of 2003. The loss from the second quarter of 2004 resulted from the sale of two vessels while the gains from the second quarter of 2003 resulted from the sale of one vessel.

     As a result, the operating income from Oil and Chemical Distribution and Transportation Services for the second quarter of 2004 decreased $4.9 million to $1.9 million compared with $6.8 million for the second quarter of 2003.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the second quarter of 2004 increased $9.0 million, or 58.1%, to $24.5 million compared with $15.5 million for the second quarter of 2003. The increase was directly attributable to an increase in revenues generated by: (a) the commencement of seasonal operations in Far East Russia; and (b) government and commercial contract activity in the Gulf of Mexico, United States west coast, and central and western Pacific Ocean. This increase was partially offset by a decrease in revenues from our northern Alaskan land operations. Overall vessel utilization increased to 51% during the second quarter of 2004 as compared with 40% during the second quarter of 2003. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile.

     Operating expenses for the second quarter of 2004 increased $7.4 million, or 26.1%, to $35.7 million compared with $28.3 million for the second quarter of 2003. The increase is directly attributable to: (a) one-time outfitting and mobilization charges related to the Far East Russia projects; (b) increased costs for contract salvage work provided off the coast of Alaska; and (c) increases in vessel related costs due to the increase in vessel utilization. This increase was partially offset by a decrease in: (a) the operating costs of our northern Alaskan land operations; and (b) cyclical spending for vessel maintenance and operations.

     Depreciation and amortization for the second quarter of 2004 decreased $.2 million, or 6.7%, to $2.8 million compared with $3.0 million for the second quarter of 2003. The decrease was the result of an adjustment made for a vessel placed in service during the second quarter of 2003 that was previously classified as held for sale.

     Asset recoveries, net for the second quarter of 2004 decreased $.3 million to a recovery of $1.0 million as compared with a recovery of $.7 million during the second quarter of 2003. The gain from the second quarter of 2004 resulted from the sale of one vessel while the gain from the second quarter of 2003 resulted from the sale of land improvements.

     As a result, the operating loss from Energy and Marine Services for the second quarter of 2004 decreased $2.8 million to $4.7 million compared with $7.5 million for the second quarter of 2003.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     Consolidated operating revenues for the six months ended June 30, 2004 increased $22.0 million, or 4.8%, to $482.3 million compared with $460.3 million for the six months ended June 30, 2003. This increase is primarily the result of: (a) an increase in revenues from the direct sales of fuel and from the resale of fuel from a tank farm in Alaska which commenced operations during the fourth quarter of 2003; (b) the commencement of seasonal operations in Far East Russia; (c) increased contract activity in the Gulf of Mexico, United States west coast, and central and western Pacific Ocean; (d) revenues generated by a transportation management company specializing in the apparel industry that we acquired in 2003; (e) an increase in rates in our Puerto Rico and Caribbean Island Service; (f) an increase in revenues from a liner service between the United States and Haiti which commenced operations during the third quarter of 2003; and (g) an increase in the number of automobiles shipped to Puerto Rico. This increase was partially offset by: (a) fewer vessels operating as a result of vessel disposals and vessel repairs; and (b) a decrease in activity in our northern Alaskan land operations.

     Consolidated operating expenses for the six months ended June 30, 2004 increased $21.6 million or 5.3%, to $431.6 million compared with $410.0 million for the six months ended June 30, 2003. The increase was primarily caused by:
(a) a payment in the amount of $6.3 million which the Company made during the second quarter of 2004 to settle certain asbestos-related claims; (b) an increase in labor, fuel, transportation, and repair and maintenance costs for the Company's equipment and vessels; (c) expenses attributable to the operation of a tank farm in Alaska which commenced operations during the fourth quarter of 2003; (d) one-time outfitting and mobilization charges related to the Far East Russia projects; and (e) expenses attributable to the operations of a transportation management company specializing in the apparel industry that we acquired in 2003. This increase was partially offset by: (a) fewer vessels operating as a result of vessel disposals and vessel repairs; and (b) a decrease in activity in our northern Alaskan land operations. The Company is in the process of determining the recoverability from insurance underwriters of the $6.3 million paid to settle certain asbestos-related claims. If it is determined that the Company has insurance coverage for these claims, the Company could recover substantially all of the settlements.

     Consolidated general and administrative expenses for the six months ended June 30, 2004 decreased $.6 million, or 3.7%, to $15.5 million compared with $16.1 million for the six months ended June 30, 2003. This decrease is primarily attributable to a change in the cash surrender value of split-dollar life insurance.

     Consolidated depreciation and amortization expense for the six months ended June 30, 2004 increased $2.8 million, or 9.7%, to $31.6 million compared with $28.8 million for the six months ended June 30, 2003. This increase is the result of an increase in dry-dock amortization of $4.4 million caused by amortizing dry-dock costs for eleven vessels in 2004 compared with six vessels in 2003. This increase was partially offset by lower depreciation expense for vessels sold in 2003.

     Consolidated asset recoveries, net for the six months ended June 30, 2004 decreased $.4 million to a recovery of $1.2 million compared with a recovery of $1.6 million for the six months ended June 30, 2003. The gains from the six months ended June 30, 2004 resulted from the sale of equipment and three vessels while the gains from the six months ended June 30, 2003 resulted from the sale of equipment, land, land improvements and three vessels.

     As a result, the consolidated operating income for the six months ended June 30, 2004 decreased $2.3 million, or 32.4% to $4.8 million compared with $7.1 million for the six months ended June 30, 2003.

     Due to an increase in the Company's average cash and cash equivalent amounts on hand, interest income for the six months ended June 30, 2004 increased $.6 million to $.8 million compared with $.2 million for the six months ended June 30, 2003.

     Due to increased interest expense incurred for vessel financings and lower capitalized interest, interest expense for the six months ended June 30, 2004 increased $.4 million, or 3.8%, to $10.9 million compared with $10.5 million for the six months ended June 30, 2003. This increase was partially offset by a decrease in interest expense incurred for container financings and a decrease in interest expense on our Revolving Credit Agreement.

     Minority interest in consolidated subsidiaries for the six months ended June 30, 2004 decreased $.8 million compared with the six months ended June 30, 2003. This decrease is due to the Company's acquisition in December 2003 of the remaining 25% interest in a joint venture in which it previously owned a 75% interest.

     Income tax benefit for the six months ended June 30, 2004 increased $1.0 million to $2.2 million compared with $1.2 million for the six months ended June 30, 2003. The effective tax rate was 43.4% and 53.8% for the six months ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate results from changes in the Company's projections of pre-tax income and the inability to utilize foreign tax credits during the six months ended June 30, 2003.

     As a result, net loss attributable to common shareholders for the six months ended June 30, 2004 increased $1.8 million to $4.9 million ($36.34 basic and diluted loss per common share) compared with $3.1 million ($22.55 basic and diluted loss per common share) for the six months ended June 30, 2003.

  Liner Services

     Operating revenues from our Liner Services segment for the six months ended June 30, 2004 increased $25.6 million, or 9.3%, to $302.1 million compared with $276.5 million for the six months ended June 30, 2003. The increase in revenues is primarily attributable to a 3.4% increase in container and noncontainer volume, a 5.0% increase in average revenue and an increase of 86.5% in other logistical service revenues. The Company's container and noncontainer volume increased to 293,273 TEUs during the six months ended June 30, 2004 from 283,703 TEUs during the six months ended June 30, 2003 due to: (a) a service from the United States to Haiti which commenced operations during the third quarter of 2003; and (b) an increase in the number of automobiles shipped to Puerto Rico. The average revenue increase was a result of rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and was offset by decreases in rates for our service between the United States and Latin America due to competitive pressures. The increase in other logistical service revenues was primarily due to revenues generated by a transportation service provider that we purchased in July 2003.

     Operating expenses for the six months ended June 30, 2004 increased $25.7 million, or 10.1%, to $279.2 million compared with $253.5 million for the six months ended June 30, 2003. These expenses consist primarily of fuel costs, purchased transportation costs, equipment costs, maintenance and repair costs and labor costs. An increase in other logistical service expenses was primarily due to expenses incurred by a transportation service provider purchased in July 2003.

     Depreciation and amortization for the six months ended June 30, 2004 increased $1.4 million, or 31.1%, to $5.9 million compared with $4.5 million for the six months ended June 30, 2003. The increase was directly attributable to an increase in dry-dock amortization of $1.4 million. Liner Services amortized dry-dock costs for eight vessels during the six months ended June 30, 2004 compared with five vessels during the six months ended June 30, 2003.

     Asset recoveries, net for the six months ended June 30, 2004, decreased $.1 million to a recovery of $.4 million compared with a recovery of $.5 million for the six months ended June 30, 2003. These gains resulted from disposals of equipment during the six months ended June 30, 2004 and disposals of two vessels and equipment during the six months ended June 30, 2003.

     As a result, the operating income from Liner Services for the six months ended June 30, 2004 decreased $1.8 million to $6.8 million compared with $8.6 million for the six months ended June 30, 2003.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the six months ended June 30, 2004 decreased $.7 million, or 1.9%, to $36.4 million compared with $37.1 million for the six months ended June 30, 2003. The decrease was directly attributable to decreased vessel volumes in Puget Sound. This decrease was partially offset by: (a) an increase in rates which included a fuel surcharge to cover rising fuel prices; (b) higher vessel volumes in Southern California; (c) increased utilization in Valdez; and (d) the commencement of operations in Oakland, California during the second quarter of 2004. Overall vessel utilization rates remained consistent at 73% during the six months ended June 30, 2004 and 2003.

     Operating expenses for the six months ended June 30, 2004 increased $1.8 million, or 5.9%, to $32.3 million compared with $30.5 million for the six months ended June 30, 2003. The increase was directly attributable to: (a) an increase in vessel related costs, such as labor, fuel, and repairs and maintenance costs; and (b) the commencement of operations in Oakland, California. These increases were partially offset by a decrease in property taxes.

     As a result, operating income from Ship Assist and Escort Services for the six months ended June 30, 2004 decreased $2.6 million to $3.0 million compared with $5.6 million for the six months ended June 30, 2003.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the six months ended June 30, 2004 decreased $14.1 million, or 12.4%, to $100.0 million compared with $114.1 million for the six months ended June 30, 2003. The decrease is directly attributable to: (a) a decrease of twelve vessels that were in this service during the six months ended June 30, 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004; and (b) a decrease in vessel utilization to 58% in 2004 compared with 64% in 2003. This decrease was partially offset by: (a) an increase in revenues from direct sales of fuel and from the resale of fuel from a tank farm in Alaska that commenced operations during the fourth quarter of 2003; and (b) the operation of one ATB placed in service during the second quarter of 2003.

     Operating expenses for the six months ended June 30, 2004 decreased $12.7 million, or 13.0%, to $84.8 million compared with $97.5 million for the six months ended June 30, 2003. This decrease is primarily attributable to: (a) twelve vessels that were in this service during six months ended June 30, 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004; and (b) an overall decrease in vessel utilization. This decrease was partially offset by increased expenses in 2004 associated with the operation of: (a) a new tank farm in Alaska which commenced operations during the fourth quarter of

2003; (b) an increase in the cost of fuel purchased for resale; and (c) an ATB placed in service during the second quarter of 2003.

     Depreciation and amortization for the six months ended June 30, 2004 increased $2.2 million, or 34.9%, to $8.5 million compared with $6.3 million for the six months ended June 30, 2003. The increase was directly attributable to a $3.8 million increase in dry-dock amortization for vessels which was partially offset by a decrease in depreciation of $1.6 million. The decrease in depreciation was caused by the sale of vessels. Dry-dock costs for three vessels were amortized during the six months ended June 30, 2004 compared with one vessel during the six months ended June 30, 2003.

     Asset recoveries (charges), net for the six months ended June 30, 2004 decreased $.5 million to a charge of $.2 million as compared with a recovery of $.3 million during the six months ended June 30, 2003. The charge from the six months ended June 30, 2004 resulted from the sale of two vessels while the recovery from the second quarter of 2003 resulted from the sale of land and one vessel.

     As a result, the operating income from Oil and Chemical Distribution and Transportation Services for the six months ended June 30, 2004 decreased $3.8 million to $3.5 million compared with $7.3 million for the six months ended June 30, 2003.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the six months ended June 30, 2004 increased $11.2 million, or 34.4%, to $43.8 million compared with $32.6 million for the six months ended June 30, 2003. The increase was directly attributable to an increase in revenues earned from: (a) the commencement of seasonal operations in Far East Russia; and (b) government and commercial contract activity in the Gulf of Mexico, United States west coast, and central and western Pacific Ocean. This increase was partially offset by a decrease in revenues from our northern Alaskan land operations. Overall vessel utilization increased to 49% during the six months ended June 30, 2004 as compared with 33% utilization during the six months ended June 30, 2003. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile.

     Operating expenses for the six months ended June 30, 2004 increased $8.4 million, or 15.1%, to $64.1 million compared with $55.7 million for the six months ended June 30, 2003. The increase is directly attributable to: (a) one-time outfitting and mobilization charges related to the Far East Russia projects; (b) increased costs for contract salvage work provided off the coast of Alaska; and (c) increases in vessel related costs due to the increase in vessel utilization. This increase was partially offset by a decrease in: (a) operating costs from our northern Alaskan land operations; and (b) cyclical spending for vessel maintenance and operations.

     Depreciation and amortization for the six months ended June 30, 2004 decreased $.6 million, or 9.7%, to $5.6 million compared with $6.2 million for the six months ended June 30, 2003. The decrease was the result of an adjustment made for a vessel placed in service during the first quarter of 2003 that was previously classified as held for sale.

     Asset recoveries, net for the six months ended June 30, 2004 increased $.3 million to a recovery of $1.0 million as compared with a recovery of $.7 million during the six months ended June 30, 2003. The gain from the six months ended June 30, 2004 resulted from the sale of one vessel while the gain from the six months ended June 30, 2003 resulted from the sale of land improvements.

     As a result, the operating loss from Energy and Marine Services for the six months ended June 30, 2004 decreased $6.0 million to $8.4 million compared with $14.4 million for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make investments and to service debt. Management believes that cash flows from operations and borrowings will provide sufficient working capital to fund the Company's operating needs and to finance capital expenditures during the next 12 months.

FINANCIAL CONDITION AS OF JUNE 30, 2004

     As of June 30, 2004 the Company has cash and cash equivalents of $122.2 million compared with $160.6 million at December 31, 2003. The Company generated $16.9 million of cash from operations during the six month period ended June 30, 2004. The net loss before depreciation and amortization expense and taxes provided $24.5 million of cash. Additional cash from operations were used by higher levels of funding for working capital requirements.

     The Company used $22.3 million of cash in investing activities during the six month period ended June 30, 2004. The Company has expended $14.4 million for the construction of vessels and the purchase of equipment. Proceeds of $2.7 million were received from asset dispositions. Dry-docking costs of $12.3 million were incurred for six vessels during the six month period ended June 30, 2004. The Company sold its Logistics operations of its Liner Services segment in Venezuela for $1.5 million and received $2.0 million in escrowed Title XI funds for reimbursement of construction expenditures related to the ATB's. The Company also paid $2.0 million as return of capital to the beneficial owners of the Company's Variable Interest Entity.

     The Company used cash of $33.0 million in financing activities for: (a) principal payments of the Company's debt; (b) payment of debt issuance costs; and (c) retirement of the Company's stock. All of the principal payments were scheduled except for the redemption of $10.4 million of Title XI bonds associated with two of the Company's vessels.

CAPITAL RESOURCES

     In June 2004, the Company amended its $115.0 million loan agreement with several financial institutions to replace a covenant that required the Company to maintain a net debt (as defined in such agreement) to earnings before interest, taxes, depreciation and amortization ratio not to exceed 6.0. The new covenant requires maintenance of a maximum total debt (as defined by such agreement) to earnings before interest, taxes, depreciation, amortization and rent expense (as defined by such agreement) not to exceed: (a) 3.25 in 2004 and 2005; and (b) 3.0 in 2006 and thereafter. The Company is in compliance with all of its debt covenants as of June 30, 2004.

     The Company has executed agreements of approximately $16.7 million for the construction of operating equipment which is expected to be delivered in the third quarter of 2004. Lease financing of the equipment is being negotiated.

     On June 3, 2004, the Company entered into a contract with V.T. Halter Marine Inc. ("Halter") for the construction of two articulated tug barge units. Each of the units will be capable of carrying 180,000 barrels of refined product. The cost of constructing the two vessels is expected to approximate an aggregate of $85 million (including the cost of owner furnished equipment) and the Company has been given an option to purchase two additional units from Halter. Both units are expected to be delivered in 2006. Upon their delivery, the Company intends to employ these units in the United States coastwise trade.

     The Company has entered into a definitive agreement (the "Purchase Agreement"), dated as of July 9, 2004 and effective from and after July 20, 2004, to purchase from Northland Fuel LLC, a Delaware limited liability company ("Northland"), and Yukon Fuel Company, an Alaska corporation ("YFC"), a marine and land-based refined petroleum products distribution business conducted by Northland and YFC in Western Alaska (the "Business"). Pursuant to the Purchase Agreement, the Company also agreed to purchase from: (a) Northland Vessel Leasing Company, LLC, a Delaware limited liability company ("NVLC"), certain barges and other vessels used in the Business; and (b) Yutana Barge Lines, LLC, a Delaware limited liability company ("Yutana"), certain assets used in the Business. The aggregate purchase price payable at closing by the Company pursuant to the Purchase Agreement and the agreement between the Company and Yutana is $52.2 million plus an amount equal to net working capital (including fuel inventory) determined in accordance with the Purchase Agreement, which amount currently is estimated to be $26.0 million. The closing of this transaction is subject to several customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of any material adverse change or effect, delivery of certain title policies and title insurance, and the issuance to the Company of a specified environmental insurance policy. In addition, closing is conditioned upon the Consent Decree (as defined below) becoming final (which will not occur earlier than 60 days after its filing with the Court (as defined below)) and the Court's approval of the Consent Decree.

     On July 13, 2004, the Company, together with Northland, YFC, NVLC and Yutana (collectively, the "Sellers"), entered into a Consent Decree with the State of Alaska (the "Consent Decree"), which settles a lawsuit filed on July 20, 2004, by the Alaska Attorney General against the Company and the Sellers in the Superior Court for the State of Alaska, Second Judicial District at Nome (the "Court"). The Consent Decree was filed with the Court on July 27, 2004. The Alaska Attorney General alleges in the lawsuit that the transactions contemplated by the Purchase Agreement violate the antitrust laws of the State of Alaska and the United States. Pursuant to the Consent Decree, the Company agreed, among other things, to: (a) provide approximately 4,000,000 gallons of tank farm storage capacity located in Bethel, Alaska to Delta Western, Inc. ("DW") for up to 10 years (with options to extend); (b) sell certain tugs, barges and related assets to DW to enable DW to distribute petroleum products on the coastal areas and river systems in Alaska; and (c) grant options to DW to acquire and/or lease certain real property located in Bethel, Alaska. In addition, the Consent Decree contains provisions that restrict the ability of the Company to: (a) acquire any of the assets it divests pursuant to the Consent Decree; and (b) dispose of the tank farms it operates in Bethel, Alaska.

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

        THE COMPANY IS A DEFENDANT IN NUMEROUS ASBESTOS-RELATED LAWSUITS

     The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See Note 7 to our Unaudited Condensed Consolidated Financial Statements in "Item 1. Financial Statements". Additional litigation relating to these matters may be commenced in the future. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

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

              THE COMPANY IS HEAVILY DEPENDENT ON UNIONIZED LABOR

     The Company's operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At June 30, 2004, approximately 61% of the Company's employees were members of unions. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition.

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

      THERE ARE CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS

     Substantial amounts of our operating revenues are derived from our foreign operations. (See Note 6 to the Unaudited Condensed Consolidated Financial Statements in "Item 1. Financial Statements".) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.

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

     As of July 31, 2004, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 65.3% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 78.2% of the total votes attributable to our outstanding voting stock as of July 31, 2004. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley's stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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

     Mr. Crowley and his family are the beneficiaries of certain split-dollar life insurance agreements and a related settlement agreement. The Board of Directors has approved these agreements in furtherance of its belief that preserving Crowley family control and the closely held nature of the Company is beneficial to the Company's stockholders and will maximize stockholder value over the long-term. The Board of Directors has long been concerned that short-term and long-term estate tax and other obligations of certain Crowley family stockholders could lead to an unrelated third party gaining a highly influential and potentially detrimental position with respect to the business and management of the Company. Such circumstances also could lead to stock falling into the hands of speculative investors who may later attempt to disrupt Company affairs in order to encourage the Company to take action favorable to such investors, yet not in the best interests of the Company and remaining stockholders.

     The Board of Directors also has been concerned that should the Company receive a request to purchase shares held by such stockholders or their estates in lieu of a possible sale to such investors, the Company would be unable to effect such a purchase without negatively impacting its results of operations, financial condition or cash flows. In this regard, the split-dollar life insurance agreements enable Mr. Crowley and certain trusts for the benefit of his descendants to purchase a substantial portion of such shares without involving the Company.

     The Company expects that following the death of Mrs. Molly M. Crowley, the net proceeds of the policies of insurance on the life of Mrs. Crowley will be used by Mr. Crowley and the trusts under his control to purchase shares of Common Stock held by the Thomas B. Crowley Marital Trust so that this trust can pay applicable estate taxes. Essentially, the split dollar life insurance agreements and related settlement agreement enable Mr. Crowley and his family to retain ownership of shares and control of the Company under circumstances when certain of such shares otherwise might have to be sold to a third party to pay applicable estate taxes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect the results of our operations and financial condition. The Company's policy is not to use financial instruments for trading purposes or other speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES.

     The Company's management, including its principal executive officer (who is the Chief Executive Officer) and its principal financial officer (who is the Vice President, Tax and Audit), have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Company's principal executive officer and the principal financial officer concluded that such disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     No change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the Company's first or second fiscal quarter of 2004 has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  ASBESTOS LITIGATION

     The Company is currently named as a defendant with other companies with respect to approximately sixteen thousand maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Ohio, Michigan, California and New Jersey. Additional cases were filed in the Territorial Court of the Virgin Islands, and in state courts in Utah, Pennsylvania, Texas, and Louisiana. Each of the cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Merchant Marine Act of 1920 (i.e., the Jones
Act), and on the theory of unseaworthiness under the General Maritime Law. Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Federal cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed by Judge Charles R. Weiner, subject to reinstatement in the future. At present it is not known how long the process will require. It is also not known whether Judge Weiner will be able to develop a plan which will result in settlement of the cases. If he is unsuccessful, it is expected that the cases will be remanded to the Ohio and Michigan courts in the event that they are reinstated.

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

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the number of defendants and their relative shares of liability in each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. At June 30, 2004, 35 claims have been reinstated by the Judicial Panel on Multidistrict Litigation and remanded to the U.S. District Court for the Northern District of Ohio for trial. The Company has accrued $778,000 as an estimate of its potential liability in this litigation. The Company has also recorded a receivable from its insurance companies of $325,000 related to these claims.

     In addition to the asbestos litigation discussed above, the Company is party to certain other proceedings in which other claimants allege injury or illness based upon exposure to asbestos or other toxic substances. The Company has an estimated litigation reserve of $1,034,000 with a corresponding re-insurance receivable of

$490,000. The Company became aware of asbestos related litigation involving certain claims during the first quarter of 2004. These claims were settled in late May 2004. The Company expensed $2.1 million and $4.2 million related to this litigation in the first quarter and second quarter of 2004, respectively. The Company has notified and is preparing claims for submission to its insurance underwriters for settlement amounts and defense costs paid and will aggressively pursue the insurance claims. By the end of the year the Company should have a reasonable idea of the extent to which such recovery can be made.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan ("RSP"), which held 9,338 shares of common stock at June 30, 2004, all of which are fully vested. Distributions of shares allocated to RSP participants are made as soon as practicable following the participant's death, disability retirement or termination of Company employment after attainment of age 65. All other participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third Plan Year that follows the Plan Year in which the participant terminates Company employment or (b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum payment consisting of shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of common stock are subject to the Company's right to repurchase them for cash equal to their fair market value (discounted for lack of marketability), determined as of the calendar year-end that coincides with or immediately precedes the date of distributions.

     The Company also sponsors the Stock Savings Plan ("SSP"), an employee stock ownership plan which held 4,752 shares of common stock at June 30, 2004, all of which are fully vested. Participants in the SSP have the option to sell their stock to the Company at the common stock's marketable fair value (without discounting for lack of marketability), determined by an independent appraisal as of the preceding calendar year-end, upon retirement, death or after a break in service.

     A summary of the shares purchased by the Company from the RSP and SSP in the second quarter of 2004 is as follows:

                                                                                        MAXIMUM NUMBER
                                                                                        (OR APPROXIMATE
                                                                  TOTAL NUMBER OF      DOLLAR VALUE) OF
                                                                 SHARES (OR UNITS)     SHARES (OR UNITS)
                                                                 PURCHASED AS PART      THAT MAY YET BE
                        TOTAL NUMBER OF                             OF PUBLICLY         PURCHASED UNDER
                       SHARES (OR UNITS)   AVERAGE PRICE PAID    ANNOUNCED PLANS OR      THE PLANS OR
PERIOD                     PURCHASED       PER SHARE (OR UNIT)        PROGRAMS             PROGRAMS
------                 -----------------   -------------------   ------------------   -------------------
April 1-30, 2004.....          --               $      --               N/A                   N/A
May 1-31, 2004.......          55                1,670.27               N/A                   N/A
June 1-30, 2004......         100                1,800.25               N/A                   N/A

     The Company's financing agreements for Title XI borrowings contain restrictive covenants which require, among other things, annual maintenance of working capital that is equal to or greater than 50% of the total of charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital for 2004 is $29.1 million. While the Company is prohibited from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period at a combined cost not to exceed $10 million. At June 30, 2004, the Company was in compliance with all covenants under its financing and leasing arrangements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 20, 2004, the Company held its annual meeting of stockholders. The following matters were voted upon at this annual meeting:

     Proposal 1 -- Election of directors for one-year terms (expiring in 2005):

NOMINEE                                                         FOR     WITHHELD
-------                                                       -------   --------
Philip E. Bowles............................................  121,638    8,359
Molly M. Crowley............................................  121,912    8,395
Thomas B. Crowley, Jr. .....................................  120,075    9,922
Gary L. Depolo..............................................  121,613    8,384
Earl T. Kivett..............................................  121,613    8,384
William A. Pennella.........................................  120,098    9,899
Leland S. Prussia...........................................  121,614    8,383
Cameron W. Wolfe, Jr. ......................................  121,912    8,395

     Proposal 2 -- Approval of the Crowley Maritime Corporation 2004 Management Incentive Plan:

    FOR     AGAINST   ABSTENTIONS   BROKER NON-VOTES
    ---     -------   -----------   ----------------
  115,741    9,187        418            4,651

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation(1)
  3.2     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation(1)
  3.3     Restated Certificate of Incorporation of Crowley Maritime
          Corporation(1)
  3.4     Restated By-Laws of Crowley Maritime Corporation(1)
  4.1     Loan Agreement Providing for a Secured Term Loan up to
          $115,000,000 between Crowley Marine Services, Inc., as
          Borrower, the Banks and Financial Institutions listed on
          Schedule I thereto, as Lenders, and Den Norske Bank ASA, and
          Crowley Maritime Corporation, as Guarantor, dated December
          24, 2003, and Amendment No. 1 thereto made as of March 15,
          2004(2)(3)(4)
  4.2     Amendment No. 2 to Loan Agreement Providing for a Secured
          Term Loan of up to $115,000,000 between Crowley Marine
          Service Inc., as Borrower, the Banks of Financial
          Institutions listed on Schedule 1 to the Loan Agreement, as
          Lenders, and DNB NOR BANK ASA, and Crowley Maritime
          Corporation, as Guarantor, dated June 30, 2004(3)(4)
 10.1     Vessel Construction Contract, dated as of June 2, 2004,
          between VT Halter Marine Inc., a Delaware corporation, and
          Vessel Management Services, Inc., a Delaware corporation.(5)
 11       Statement regarding computation of per share earnings(6)
 31.1     Rules 13a-14(a) and 15d-14a Certification (Principal
          Executive Officer)
 31.2     Rules 13a-14(a) and 15d-14a Certification (Principal
          Financial Officer)
 32.1     Section 1350 Certifications

---------------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

(2) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(3) Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

(4) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(5) Certain exhibits listed in the table appearing at the end of this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(6) See Note 5 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.

     (b) Reports on Form 8-K.

     On June 3, 2004, the Company furnished a report on Form 8-K -- Item 9 Regulation FD Disclosure regarding the construction of two articulated tug barge units.

     On July 23, 2004, the Company furnished a report on Form 8-K -- Item 9 Regulation FD Disclosure regarding the purchase of a business from Northland Fuel LLC, a Delaware limited liability company, and Yukon Fuel Company, an Alaska corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWLEY MARITIME CORPORATION
                                                (Registrant)

August 16, 2004
                                          By:    /s/ RICHARD L. SWINTON
                                            ------------------------------------
                                          Richard L. Swinton
                                               Vice President, Tax & Audit
                                            (Duly Authorized Officer/Principal
                                                    Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation(1)
  3.2     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation(1)
  3.3     Restated Certificate of Incorporation of Crowley Maritime
          Corporation(1)
  3.4     Restated By-Laws of Crowley Maritime Corporation(1)
  4.1     Loan Agreement Providing for a Secured Term Loan up to
          $115,000,000 between Crowley Marine Services, Inc., as
          Borrower, the Banks and Financial Institutions listed on
          Schedule I thereto, as Lenders, and Den Norske Bank ASA, and
          Crowley Maritime Corporation, as Guarantor, dated December
          24, 2003, and Amendment No. 1 thereto made as of March 15,
          2004(2)(3)(4)
  4.2     Amendment No. 2 to Loan Agreement Providing for a Secured
          Term Loan of up to $115,000,000 between Crowley Marine
          Service Inc., as Borrower, the Banks of Financial
          Institutions listed on Schedule 1 to the Loan Agreement, as
          Lenders, and DNB NOR BANK ASA, and Crowley Maritime
          Corporation, as Guarantor, dated June 30, 2004(3)(4)
 10.1     Vessel Construction Contract, dated as of June 2, 2004,
          between VT Halter Marine Inc., a Delaware corporation, and
          Vessel Management Services, Inc., a Delaware corporation.(5)
 11       Statement regarding computation of per share earnings(6)
 31.1     Rules 13a-14(a) and 15d-14a Certification (Principal
          Executive Officer)
 31.2     Rules 13a-14(a) and 15d-14a Certification (Principal
          Financial Officer)
 32.1     Section 1350 Certifications

---------------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

(2) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(3) Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

(4) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(5) Certain exhibits listed in the table appearing at the end of this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(6) See Note 5 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.