Form 10-Q
period 2004-09-30
CROWLEY MARITIME CORP
filed 2004-11-12
CIK 1130194

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     As of November 12, 2004, 88,898 shares of voting common stock, par value $.01 per share, and 46,138 shares of Class N non-voting common stock, par value $.01 per share, were outstanding.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                               PART I -- FINANCIAL INFORMATION
Item 1.          Financial Statements........................................    2
                 Unaudited Condensed Consolidated Statements of Operations
                 for the Three and Nine Months Ended September 30, 2004 and
                 2003........................................................    2
                 Unaudited Condensed Consolidated Balance Sheets as of
                 September 30, 2004 and December 31, 2003....................    3
                 Unaudited Condensed Consolidated Statement of Stockholders'
                 Equity for the Nine Months Ended September 30, 2004.........    4
                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30, 2004 and 2003.......    5
                 Notes to Unaudited Condensed Consolidated Financial
                 Statements for the Three and Nine Months Ended September 30,
                 2004 and 2003...............................................    6
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   13
Item 3.          Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   31
Item 4.          Controls and Procedures.....................................   31

                        PART II -- OTHER INFORMATION
Item 1.          Legal Proceedings...........................................   31
Item 2.          Unregistered Sales of Equity Securities and Use of
                 Proceeds....................................................   32
Item 6.          Exhibits....................................................   33
SIGNATURES...................................................................   34

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS           NINE MONTHS
                                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
OPERATING REVENUES..........................................  $273,343   $274,518   $755,643   $734,867
EXPENSES:
  Operating.................................................   232,501    232,258    664,065    642,261
  General and administrative................................     9,204      8,075     24,672     24,177
  Depreciation and amortization.............................    16,774     15,684     48,377     44,449
  Asset recoveries, net.....................................    (3,394)       (24)    (4,575)    (1,605)
                                                              --------   --------   --------   --------
                                                               255,085    255,993    732,539    709,282
                                                              --------   --------   --------   --------
OPERATING INCOME............................................    18,258     18,525     23,104     25,585
OTHER INCOME (EXPENSE):
  Interest income...........................................       559         32      1,362        235
  Interest expense..........................................    (5,309)    (5,392)   (16,168)   (15,852)
  Minority interest in consolidated subsidiaries............       (28)       541          6      1,347
  Other income (expense)....................................        20         (7)       126        155
                                                              --------   --------   --------   --------
                                                                (4,758)    (4,826)   (14,674)   (14,115)
                                                              --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......    13,500     13,699      8,430     11,470
Income tax expense..........................................    (5,500)    (5,800)    (3,300)    (4,600)
                                                              --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS...........................     8,000      7,899      5,130      6,870
Discontinued operations:
  Income (loss) from operations, including loss on disposal,
    net of tax benefit......................................      (130)        77     (1,397)      (750)
                                                              --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................     7,870      7,976      3,733      6,120
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................        --         --         --       (420)
                                                              --------   --------   --------   --------
NET INCOME..................................................     7,870      7,976      3,733      5,700
Preferred stock dividends...................................      (393)      (393)    (1,181)    (1,181)
                                                              --------   --------   --------   --------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS..............  $  7,477   $  7,583   $  2,552   $  4,519
                                                              ========   ========   ========   ========
Basic income per common share:
  Income from continuing operations.........................  $  56.27   $  55.17   $  29.16   $  41.85
  Income (loss) from discontinued operations................     (0.96)      0.56     (10.32)     (5.52)
  Cumulative effect of change in accounting principle.......        --         --         --      (3.09)
                                                              --------   --------   --------   --------
  Net income................................................  $  55.31   $  55.73   $  18.84   $  33.24
                                                              ========   ========   ========   ========
Diluted income per common share:
  Income from continuing operations.........................  $  49.55   $  48.67   $  29.16   $  41.85
  Income (loss) from discontinued operations................     (0.81)      0.47     (10.32)     (5.52)
  Cumulative effect of change in accounting principle.......        --         --         --      (3.09)
                                                              --------   --------   --------   --------
  Net income................................................  $  48.74   $  49.14   $  18.84   $  33.24
                                                              ========   ========   ========   ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
ASSETS
Cash and cash equivalents...................................    $132,449       $  160,625
Receivables, net............................................     165,868          156,877
Prepaid expenses and other assets...........................      58,858           48,744
Current assets of discontinued operations...................          90            3,488
                                                                --------       ----------
TOTAL CURRENT ASSETS........................................     357,265          369,734
Receivable from related party...............................      10,474           10,531
Goodwill....................................................      44,786           44,786
Intangibles, net............................................      14,938           15,447
Other assets................................................      50,830           47,482
Long-term assets of discontinued operations.................          --              709
Property and equipment, net.................................     500,935          521,961
                                                                --------       ----------
TOTAL ASSETS................................................    $979,228       $1,010,650
                                                                ========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $ 99,222       $   95,695
Accrued payroll and related expenses........................      43,835           40,303
Insurance claims payable....................................      16,172           14,360
Unearned revenue............................................       6,822            6,631
Current liabilities of discontinued operations..............       6,097            3,542
Current portion of long-term debt...........................      40,582           52,847
                                                                --------       ----------
TOTAL CURRENT LIABILITIES...................................     212,730          213,378
Deferred income taxes.......................................      90,747           89,541
Other liabilities...........................................      19,130           18,754
Long-term liabilities of discontinued operations............          --            5,363
Minority interests in consolidated subsidiaries.............           9            2,074
Long-term debt, net of current portion......................     353,280          381,803
                                                                --------       ----------
TOTAL LIABILITIES...........................................     675,896          710,913
                                                                --------       ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................      31,500           31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 89,018 and 89,404 shares issued and
  outstanding at September 30, 2004 and December 31, 2003,
  respectively..............................................           1                1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares issued and outstanding...          --               --
Additional paid-in capital..................................      67,000           67,334
Retained earnings...........................................     209,280          206,956
Accumulated other comprehensive loss, net of tax benefit of
  $2,501 and $3,392, respectively...........................      (4,449)          (6,054)
                                                                --------       ----------
TOTAL STOCKHOLDERS' EQUITY..................................     303,332          299,737
                                                                --------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $979,228       $1,010,650
                                                                ========       ==========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   PREFERRED CLASS A                              CLASS N
                                   CONVERTIBLE STOCK       COMMON STOCK         COMMON STOCK      ADDITIONAL
                                  -------------------   ------------------   ------------------    PAID-IN     RETAINED
                                  SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     EARNINGS
                                  -------   ---------   ------   ---------   ------   ---------   ----------   --------
December 31, 2003...............  315,000    $31,500    89,404     $   1     46,138     $  --      $67,334     $206,956
Stock retired from employee
  benefit plans.................       --         --      (386)       --         --        --         (334)        (228)
Preferred stock dividends.......       --         --        --        --         --        --           --       (1,181)
Comprehensive Income:
  Net income....................       --         --        --        --         --        --           --        3,733
  Other comprehensive income:
    Reclassification adjustment
      for foreign currency
      translation losses
      included in net loss, net
      of tax expense of $729....       --         --        --        --         --        --           --           --
    Amortization of rate lock
      agreement, net of tax
      expense of $162...........       --         --        --        --         --        --           --           --
Total comprehensive income......       --         --        --        --         --        --           --           --
                                  -------    -------    ------     -----     ------     -----      -------     --------
September 30, 2004..............  315,000    $31,500    89,018     $   1     46,138     $  --      $67,000     $209,280
                                  =======    =======    ======     =====     ======     =====      =======     ========

                                   ACCUMULATED
                                      OTHER
                                  COMPREHENSIVE
                                      LOSS         TOTAL
                                  -------------   --------
December 31, 2003...............     $(6,054)     $299,737
Stock retired from employee
  benefit plans.................          --          (562)
Preferred stock dividends.......          --        (1,181)
Comprehensive Income:
  Net income....................          --
  Other comprehensive income:
    Reclassification adjustment
      for foreign currency
      translation losses
      included in net loss, net
      of tax expense of $729....       1,318
    Amortization of rate lock
      agreement, net of tax
      expense of $162...........         287
Total comprehensive income......          --         5,338
                                     -------      --------
September 30, 2004..............     $(4,449)     $303,332
                                     =======      ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2004            2003
                                                              -------------   -------------
OPERATING ACTIVITIES:
  Net income................................................    $  3,733        $  5,700
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle,
      net...................................................          --             420
    Depreciation and amortization...........................      48,377          44,449
    Amortization of deferred gain on the sale and leaseback
      of vessels............................................        (432)         (2,008)
    Asset recoveries, net...................................      (4,575)         (1,605)
    Change in cash surrender value of life insurance........         120             (76)
    Deferred income tax provision...........................         316           2,749
    Changes in current assets and liabilities:
       Receivables, net.....................................      (8,991)        (10,156)
       Prepaid expenses and other...........................     (10,284)         (6,249)
       Accounts payable and accrued liabilities.............       5,983           2,995
       Accrued payroll and related expenses.................       3,532           9,174
    Other...................................................      (2,349)         (5,346)
                                                                --------        --------
       Net cash provided by continuing operations...........      35,430          40,047
       Net cash provided by (used in) discontinued
       operations...........................................       1,586          (1,157)
                                                                --------        --------
       Net cash provided by operating activities............      37,016          38,890
                                                                --------        --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................     (17,654)        (15,174)
  Dry-docking costs.........................................     (12,399)        (18,308)
  Proceeds from asset dispositions..........................       7,010           3,978
  Proceeds from sale of MTL Petrolink Corp., net of cash
    sold....................................................          --             500
  (Deposits) withdrawals of restricted funds, net...........       1,944          (1,544)
  Acquisitions, net of cash acquired........................         100          (3,357)
  Return of capital to minority interest holders............      (2,000)             --
  Cash assumed from consolidation of Variable Interest
    Entity..................................................          --           1,915
  Receipts on notes receivable, net.........................          --              40
                                                                --------        --------
       Net cash used in continuing operations...............     (22,999)        (31,950)
       Net cash provided by discontinued operations.........       1,556              --
                                                                --------        --------
       Net cash used in investing activities................     (21,443)        (31,950)
                                                                --------        --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................          --          60,909
  Borrowings on Revolving Credit Agreement..................          --          20,000
  Repayments on Revolving Credit Agreement..................          --         (15,000)
  Payments on long-term debt................................     (40,788)        (75,367)
  Payment of debt issuance costs............................        (824)           (279)
  Payment of rate lock agreement............................          --          (7,967)
  Payment of preferred stock dividends......................      (1,575)         (1,575)
  Retirement of stock.......................................        (562)           (460)
                                                                --------        --------
       Net cash used in financing activities................     (43,749)        (19,739)
                                                                --------        --------
       Net decrease in cash and cash equivalents............     (28,176)        (12,799)
       Cash and cash equivalents at beginning of period.....     160,625          43,355
                                                                --------        --------
       Cash and cash equivalents at end of period...........    $132,449        $ 30,556
                                                                ========        ========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial condition and cash flows for the interim periods have been made. Results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

NOTE 2 -- VARIABLE INTEREST ENTITY

     In January 1997, Marine Transport Corporation ("MTC"), a wholly owned subsidiary of the Company, arranged a transaction with an unconsolidated Variable Interest Entity (the "VIE") by which MTC: (a) sold a vessel to the VIE;
(b) time chartered the vessel back from the VIE; and (c) time chartered the vessel to a third party. As consideration for the sale of the vessel, MTC received from the VIE a total of: (a) $40,000 in cash; and (b) a note receivable for $9,000 (the "Note"). After considering certain characteristics of the Note, it was subsequently recorded at its estimated net realizable value of $3,000. In August 1999, MTC negotiated the termination of the time charters and arranged a series of bareboat charters for the vessel with periods that extend through November 2006. In January of 2000, MTC received approximately $25,000 from the VIE after the VIE had borrowed certain additional amounts from its lenders.

     Effective January 1, 2003, the VIE was consolidated by the Company in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

     In June 2004, the Company exercised an option to purchase the vessel from the VIE for consideration consisting of: (i) a cash payment in the amount of $500; and (ii) cancellation of the Note (which Note had been eliminated in consolidating the VIE). Simultaneously with the exercise of the option: (a) the VIE assigned its remaining outstanding debt in the amount of $15,347 to the Company and the Company assumed such outstanding debt; (b) the Company assumed the obligations of the VIE under two bareboat charters for the vessel; and (c) an unrelated third party that capitalized the VIE in 1997 received $2,000 as a return of capital.

     At the request of the charterer of the vessel, the Company entered into a termination agreement in November of 2004 which, among other things, sets forth the terms and conditions by which: (a) the bareboat charters will be terminated prior to their expiration dates; and (b) the Company will receive a payment equal to the present value of the charter hire payments that, but for the termination, would have been made between the date of the termination and November 16, 2006, the scheduled expiration date of the charters. Pursuant to the termination agreement and the bareboat charters, the Company received a payment of approximately $20.1 million in November of 2004. Simultaneously with the receipt of this payment, the Company: (a) paid the outstanding debt associated with the vessel in the amount of $10,372; and (b) sold the vessel to an unrelated third party at a gain of approximately $1 million.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 3 -- DISCONTINUED OPERATIONS

     In December 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. In February 2004, the Company sold its Venezuelan Logistics operations for $1,506.

     On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. In conjunction with the sale, the Company adopted a strategy to exit from several other South America operations. As a result of a claims review performed quarterly, the Company adjusted during the second quarter of 2004 its net liabilities and recorded income in the amount of $591 from its South America discontinued operations.

     The Venezuelan and South American operations have been reflected as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations. Discontinued operations for the three and nine months ended September 30 are summarized as follows:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   --------------------
                                                2004         2003     2004         2003
                                               -------      ------   -------      -------
Operating revenues...........................   $  --        $748    $   620      $ 2,548
                                                =====        ====    =======      =======
Income (loss) from operations before taxes...   $(130)       $ 77    $(1,927)     $(1,150)
Loss on disposal before taxes................      --          --       (270)          --
Income tax benefit...........................      --          --        800          400
                                                -----        ----    -------      -------
Income (loss) from discontinued operations...   $(130)       $ 77    $(1,397)     $  (750)
                                                =====        ====    =======      =======

     The combined assets and liabilities of these discontinued operations included in the Company's Unaudited Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 are as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
Cash and cash equivalents...................................     $    4          $  138
Receivables, net............................................         86           2,943
Prepaid expenses and other assets...........................         --             407
                                                                 ------          ------
Current assets of discontinued operations...................     $   90          $3,488
                                                                 ======          ======
Property and equipment, net.................................     $   --          $  709
                                                                 ------          ------
Long-term assets of discontinued operations.................     $   --          $  709
                                                                 ======          ======
Accounts payable and accrued liabilities....................     $6,097          $3,183
Accrued payroll and related expenses........................         --             359
                                                                 ------          ------
Current liabilities of discontinued operations..............     $6,097          $3,542
                                                                 ======          ======
Other long-term liabilities.................................     $   --          $5,363
                                                                 ------          ------
Long-term liabilities of discontinued operations............     $   --          $5,363
                                                                 ======          ======

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4 -- EARNINGS PER COMMON SHARE

     The computations for basic and diluted income per common share for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               2004       2003       2004       2003
                                             --------   --------   --------   --------
Numerator:
Income from continuing operations..........  $  8,000   $  7,899   $  5,130   $  6,870
  Less preferred stock dividends...........      (393)      (393)    (1,181)    (1,181)
                                             --------   --------   --------   --------
  Income for basic earnings per common
     share from continuing operations......     7,607      7,506      3,949      5,689
Income (loss) from discontinued
  operations...............................      (130)        77     (1,397)      (750)
Cumulative effect of change in accounting
  principle................................        --         --         --       (420)
                                             --------   --------   --------   --------
  Net income attributable to common
     shareholders..........................  $  7,477   $  7,583   $  2,552   $  4,519
                                             ========   ========   ========   ========
Denominator:
  Basic weighted average shares............   135,192    136,058    135,402    135,944
                                             ========   ========   ========   ========
  Diluted weighted average shares..........   161,442    162,308    135,402    135,944
                                             ========   ========   ========   ========

     The preferred class A convertible stock is anti-dilutive for the nine months ended September 30, 2004 and 2003.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

     The table below summarizes certain financial information for each of the Company's segments and reconciles such information to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003.

                                                     OIL AND
                                         SHIP        CHEMICAL
                                        ASSIST     DISTRIBUTION     ENERGY
                                         AND           AND           AND
                            LINER       ESCORT    TRANSPORTATION    MARINE    SEGMENT                            CONSOLIDATED
                         SERVICES(1)   SERVICES      SERVICES      SERVICES    TOTAL      OTHER    ELIMINATION      TOTAL
                         -----------   --------   --------------   --------   --------   -------   -----------   ------------
THREE MONTHS ENDED
  SEPTEMBER 30, 2004
Operating revenues.....   $158,021     $18,813       $ 75,285      $ 21,224   $273,343        --           --      $273,343
Intersegment
  revenues.............         --          49             --         9,743      9,792   $26,033    $ (35,825)           --
Depreciation and
  amortization.........      3,169          12          5,176         2,606     10,963     5,811           --        16,774
Operating income.......      4,197       2,615          9,484         1,962     18,258        --           --        18,258
THREE MONTHS ENDED
SEPTEMBER 30, 2003
Operating revenues.....   $146,350     $18,379       $ 88,349      $ 21,440   $274,518        --           --      $274,518
Intersegment
  revenues.............         --         131             --         7,736      7,867   $25,483    $ (33,350)           --
Depreciation and
  amortization.........      3,103          19          3,636         3,049      9,807     5,877           --        15,684
Operating income.......      3,160       2,380         12,461           524     18,525        --           --        18,525
NINE MONTHS ENDED
SEPTEMBER 30, 2004
Operating revenues.....   $460,124     $55,262       $175,248      $ 65,009   $755,643        --           --      $755,643
Intersegment
  revenues.............         --         296             --        27,590     27,886   $80,858    $(108,744)           --
Depreciation and
  amortization.........      9,111          35         13,663         8,186     30,995    17,382           --        48,377
Operating income
  (loss)...............     10,969       5,571         13,030        (6,466)    23,104        --           --        23,104
NINE MONTHS ENDED
SEPTEMBER 30, 2003
Operating revenues.....   $422,831     $55,435       $202,552      $ 54,049   $734,867        --           --      $734,867
Intersegment
  revenues.............         --         572             --        23,640     24,212   $74,742    $ (98,954)           --
Depreciation and
  amortization.........      7,553          37          9,979         9,210     26,779    17,670           --        44,449
Operating income
  (loss)...............     11,760       7,938         19,792       (13,905)    25,585        --           --        25,585

---------------

(1) During the fourth quarter of 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. The Liner Services segment has been restated for the three and nine months ended September 30, 2003 to reclassify the Logistics operations in Venezuela to discontinued operations. See Note 3.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the carriage of ocean cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material.

     Operating revenues from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                      UNITED    ALL FOREIGN   CONSOLIDATED
                                                      STATES     COUNTRIES       TOTAL
                                                     --------   -----------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2004
Operating revenues.................................  $222,679    $ 50,664       $273,343
THREE MONTHS ENDED SEPTEMBER 30, 2003
Operating revenues.................................  $238,380    $ 36,138       $274,518
NINE MONTHS ENDED SEPTEMBER 30, 2004
Operating revenues.................................  $631,230    $124,413       $755,643
Property and equipment, net........................  $497,149    $  3,786       $500,935
NINE MONTHS ENDED SEPTEMBER 30, 2003
Operating revenues.................................  $629,597    $105,270       $734,867
Property and equipment, net........................  $534,788    $  4,021       $538,809

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the number of defendants and their relative shares of liability in each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. At September 30, 2004, 35 claims have been reinstated by the Judicial Panel on Multidistrict Litigation and remanded to the U.S. District Court for the Northern District of Ohio for trial. The Company has accrued $1,028 as an estimate of its potential liability in this litigation. The Company has also recorded a receivable from its insurance companies of $504 related to these claims.

     In addition to the asbestos litigation discussed above, the Company is party to certain other proceedings in which other claimants allege injury or illness based upon exposure to asbestos or other toxic substances. The Company has an estimated litigation reserve of $403 with a corresponding re-insurance receivable of $100. The Company became aware of asbestos related litigation involving certain claims during the first quarter of 2004 and these claims were settled in late May 2004. The Company expensed $2.1 million and $4.2 million related to this litigation in the first quarter and second quarter of 2004, respectively. In October 2004, the Company submitted demand letters to its insurance underwriters for the settlement amounts and defense costs paid. The Company will continue to aggressively pursue the insurance claims.

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

OTHER COMMITMENTS

     The Company has executed agreements of approximately $16,737 for the construction of operating equipment which is expected to be delivered in the fourth quarter of 2004. Lease financing of the equipment is being negotiated. The Company has also entered into a contract for the construction of two articulated tug/barge units. Each unit will be capable of carrying 180 thousand barrels of refined product. The aggregate cost of constructing the two units is expected to be approximately $85,000 (including the cost of owner furnished equipment). Both units are expected to be delivered in 2006.

NOTE 7 -- BUSINESS ACQUISITIONS

     The Company has entered into a definitive agreement (the "Purchase Agreement"), dated as of July 9, 2004 and effective from and after July 20, 2004, to purchase from Northland Fuel LLC, a Delaware limited liability company ("Northland"), and Yukon Fuel Company, an Alaska corporation ("YFC"), a marine and land-based refined petroleum products distribution business conducted by Northland and YFC in Western

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Alaska (the "Business"). Pursuant to the Purchase Agreement, the Company also agreed to purchase from: (a) Northland Vessel Leasing Company, LLC, a Delaware limited liability company ("NVLC"), certain barges and other vessels used in the Business; and (b) Yutana Barge Lines, LLC, a Delaware limited liability company ("Yutana"), certain assets used in the Business. The aggregate purchase price payable at closing by the Company pursuant to the Purchase Agreement and the agreement between the Company and Yutana is $52.2 million plus an amount equal to net working capital (including fuel inventory) determined in accordance with the Purchase Agreement. Net working capital is expected to range between approximately $13 million and $19 million. In addition, closing is conditioned upon the Consent Decree (as defined below) becoming final (which will not occur earlier than 60 days after its filing with the Court (as defined below)) and the Court's approval of the Consent Decree.

     On July 13, 2004, the Company, together with Northland, YFC, NVLC and Yutana (collectively, the "Sellers"), entered into a Consent Decree with the State of Alaska (the "Consent Decree"), which settles a lawsuit filed on July 20, 2004, by the Alaska Attorney General against the Company and the Sellers in the Superior Court for the State of Alaska, Second Judicial District at Nome (the "Court"). The Consent Decree was filed with the Court on July 23, 2004. The Alaska Attorney General alleges in the lawsuit that the transactions contemplated by the Purchase Agreement violate the antitrust laws of the State of Alaska and the United States. Pursuant to the Consent Decree, the Company agreed, among other things, to: (a) provide approximately 4 million gallons of tank farm storage capacity located in Bethel, Alaska to Delta Western, Inc. ("DW") for up to 10 years (with options to extend); (b) sell certain tugs, barges and related assets to DW to enable DW to distribute petroleum products on the coastal areas and river systems in Alaska; and (c) grant options to DW to acquire and/or lease certain real property located in Bethel, Alaska. In addition, the Consent Decree contains provisions that restrict the ability of the Company to: (a) acquire any of the assets it divests pursuant to the Consent Decree; and (b) dispose of the tank farms it operates in Bethel, Alaska. The sixty day public comment period has expired, and comments ("verified exceptions") were filed by certain of the plaintiffs, the City of Bethel, Alaska and several others in the aforementioned lawsuit. The Court has ordered the Attorney General to turn over parts of his investigative file to certain of those who filed exceptions. The Attorney General has filed a petition in the Alaska Supreme Court seeking to have the Court's order overturned, and the Company has joined in that request. Once this issue is resolved, the Court will hold a hearing on the Consent Decree. Due to the judicial issues being raised before the Supreme Court of Alaska, it is difficult to say with certainty when the hearing on the Consent Decree will be held and when we anticipate closing the transaction. We are hopeful that the judicial proceedings will be addressed promptly and we will be in a position to close during the first quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following presentation of Management's Discussion and Analysis ("MD&A") of Crowley Maritime Corporation's (the "Company's") financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q and with the December 31, 2003 consolidated financial statements and notes thereto, along with the MD&A, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 19, 2004 (the "Form 10-K").

     Certain statements in this quarterly report on Form 10-Q, including certain statements contained in this Item 2, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be," "expects," "may affect," "anticipates," "may depend," "believes," "estimates," "plans," "projects" and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on behalf of the Company is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond the Company's control.

     In addition to those risks discussed below in the section entitled "Risk Factors" and in the Company's other public filings, press releases and statements by the Company's management, factors that may cause the Company's actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward looking statements include:

     - changes in worldwide demand for chemicals, petroleum products and other cargo shipped by the Company's customers;

     - the cyclical nature of the shipping markets in which the Company's Liner Services segment operates;

     - changes in domestic and foreign economic, political, military and market conditions;

     - the effect of, and the costs of complying with, federal, state and foreign laws and regulations;

     - the impact of recent and future acquisitions and joint ventures by the Company on its business and financial condition;

     - fluctuations in fuel prices;

     - the Company's ongoing need to timely replace or rebuild certain of its tankers and barges currently used to carry crude oil or petroleum products;

     - competition for the Company's services in the various markets in which it operates;

     - risks affecting the Company's ability to operate its vessels or carry out scheduled voyages, such as catastrophic marine disaster, adverse weather and sea conditions, and oil, chemical and other hazardous substance spills;

     - the effect of pending asbestos related litigation and related investigations and proceedings;

     - the state of relations between the Company and its unionized work force as well as the effects of possible strikes or other related job actions; and

     - risks associated with the Company's foreign operations.

     All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

     The preparation of the unaudited condensed consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact these unaudited condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, goodwill, revenue recognition, and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see "Note 1 -- Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" included in the Form 10-K filed on March 19, 2004.

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

     The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is unable to predict the ultimate outcome of this litigation and an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs however will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of these litigation and environmental liabilities could have a material impact on the Company's financial position, results of operations and cash flows. See "Item 3. Legal Proceedings" and Note 3 to the Company's Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial Information -- Item 1. Financial Statements".

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

     A summary of the Company's consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 is provided below. A summary of certain financial information for each of the Company's segments for the three and nine months ended September 30, 2004 and 2003 is presented in Note 5 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial Information -- Item 1. Financial Statements" of this Form 10Q.

                                                  THREE MONTHS
                                                      ENDED
                                                  SEPTEMBER 30,
                                                 ---------------    INCREASE    % INCREASE
                                                  2004     2003    (DECREASE)   (DECREASE)
                                                 ------   ------   ----------   ----------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating revenues.............................  $273.3   $274.5     $ (1.2)       -0.4%
Operating income...............................  $ 18.3   $ 18.5     $ (0.2)       -1.1%
Net income attributable to common
  shareholders.................................  $  7.5   $  7.6     $ (0.1)       -1.3%
Basic income per common share..................  $55.31   $55.73     $(0.42)       -0.8%
Diluted income per common share................  $48.74   $49.14     $(0.40)       -0.8%

                                                   NINE MONTHS
                                                      ENDED
                                                  SEPTEMBER 30,
                                                 ---------------    INCREASE    % INCREASE
                                                  2004     2003    (DECREASE)   (DECREASE)
                                                 ------   ------   ----------   ----------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating revenues.............................  $755.6   $734.9    $  20.7         2.8%
Operating income...............................  $ 23.1   $ 25.6    $  (2.5)       -9.8%
Net income attributable to common
  shareholders.................................  $  2.6   $  4.5    $  (1.9)      -42.2%
Basic income per common share..................  $18.84   $33.24    $(14.40)      -43.3%
Diluted income per common share................  $18.84   $33.24    $(14.40)      -43.3%

     We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) purchased one transportation management company in 2003; (2) entered into a construction contract for two articulated tug barge units in June 2004; and (3) entered into a definitive agreement effective July 20, 2004 to purchase a fuel distribution business in Alaska. In February 2004, we sold our Logistics business based in Venezuela. To be certain that we have the financial resources required for any project that meets our criteria, we maintain a revolving line of credit that may provide up to $95 million and, in December 2003, we received proceeds of $115 million from a term loan which can be used for general corporate purposes, acquisitions and/or other corporate projects. At September 30, 2004, the Company had cash and cash equivalents of $132.4 million and long-term debt in the amount of $393.9 million.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Consolidated operating revenues for the third quarter of 2004 decreased $1.2 million, or .4%, to $273.3 million compared with $274.5 million for the third quarter of 2003. This decrease is primarily the result of a decrease in revenues of:

     - $18.8 million in direct fuel sales from a decrease in volume sold due to a change in customer mix;

     - $5.0 million due to fewer vessels operating in the Oil and Chemical Distribution and Transportation Services as a result of vessel disposals and vessel repairs;

     - $3.3 million as a result of reduced demand for oil transportation activities on the United States west coast; and

     - $7.0 million due to a reduction in government and commercial contract activity in the Gulf of Mexico, on the United States west coast, and in our northern Alaskan land operation.

     These decreases were partially offset by increased revenues of:

     - $11.2 million as a result of higher prices from the direct sales of fuel;

     - $2.6 million from the resale of fuel from a tank farm in Alaska that commenced operations during the fourth quarter of 2003;

     - $7.0 million generated from the vessel mobilization and transportation of oil exploration cargo to Far East Russia and Korea; and

     - $11.0 million from our scheduled marine transportation services as a result of an increase in rates and additional services provided in Central America and Haiti.

     Consolidated operating expenses for the third quarter of 2004 increased $.2 million, or .1%, to $232.5 million compared with $232.3 million for the third quarter of 2003. The increase was primarily the result of increased expenses of:

     - $11.2 million for the cost of fuel attributable to higher prices from direct fuel sales;

     - $1.8 million attributable to the operation of a tank farm in Alaska which commenced operations during the fourth quarter of 2003; and

     - $9.2 million in the vessel-related costs and $4.7 million in non-vessel costs.

     These increases were partially offset by decreased expenses of:

     - $17.0 million for the cost of fuel from a decrease in volume sold attributable to a change in customer mix;

     - $7.1 million of vessel-related expenses due to fewer vessels operating in the Oil and Chemical Distribution and Transportation Services as a result of vessel disposals and vessel repairs; and

     - $1.7 million as a result of reduced demand for oil transportation activities on the United States west coast.

     Consolidated general and administrative expenses for the third quarter of 2004 increased $1.1 million, or 13.6%, to $9.2 million compared with $8.1 million for the third quarter of 2003. This increase is primarily attributable to a $.2 million increase in deferred compensation expense, $.3 million for compliance with Sarbanes-Oxley section 404 requirements, and a $.3 million change in the cash surrender value of split-dollar life insurance.

     Consolidated depreciation and amortization expense for the third quarter of 2004 increased $1.1 million, or 7.0%, to $16.8 million compared with $15.7 million for the third quarter of 2003. This increase is the result of an increase in dry-dock amortization in the amount of $2.6 million which was partially offset by a $1.5 million decrease in depreciation. Dry-dock costs for thirteen vessels were amortized in 2004 compared with eight vessels in 2003. The decrease in depreciation was caused by lower depreciation expense due to a reduction in the number of vessels in service.

     Consolidated asset recoveries, net for the third quarter of 2004, increased $3.4 million to a recovery of $3.4 million. The gains from the third quarter of 2004 resulted from the sale of equipment, land and two vessels. During the third quarter of 2003, gains from the sale of equipment and two vessels were offset by a writedown of vessel improvements.

     As a result, the consolidated operating income for the third quarter of 2004 decreased $.2 million, or 1.1%, to $18.3 million compared with $18.5 million for the third quarter of 2003.

     Due to an increase in the Company's average cash and cash equivalent amounts on hand, interest income for the third quarter of 2004 increased $.6 million to $.6 million.

     Due to decreased interest expense incurred for container financings and decreased interest expense on our Revolving Credit Agreement, interest expense for the third quarter of 2004 decreased $.1 million, or 1.9%, to $5.3 million compared with $5.4 million for the third quarter of 2003. This decrease was partially offset by an increase incurred for vessel financings.

     Minority interest in consolidated subsidiaries for the third quarter of 2004 decreased $.5 million compared with the third quarter of 2003. This decrease is the result of the Company's acquisition in December 2003 of the remaining 25% interest in a joint venture in which it previously owned a 75% interest.

     Income tax expense for the third quarter of 2004 decreased $.3 million to $5.5 compared with $5.8 million for the third quarter of 2003. The effective tax rate was 40.7% and 42.3% for the three months ended September 30, 2004 and 2003, respectively. The decrease in the income tax expense results from changes in the Company's projections.

     As a result, net income attributable to common shareholders for the third quarter of 2004 decreased $.1 million to $7.5 million ($55.31 basic income per common share and $48.74 diluted income per common share) compared with $7.6 million ($55.73 basic income per common share and $49.14 diluted income per common share) for the third quarter of 2003.

  Liner Services

     Operating revenues from our Liner Services segment for the third quarter of 2004 increased $11.6 million, or 7.9%, to $158.0 million compared with $146.4 million for the third quarter of 2003. The increase is primarily attributable to a 2.2% increase in container and noncontainer volume, a 9.5% increase in average revenue per twenty-foot equivalent unit, or TEU ("average revenue"), and an increase of 14.2% in other logistical service revenues. The Company's container and noncontainer volume increased to 146,072 TEUs in the third quarter of 2004 from 142,948 TEUs during the third quarter of 2003 due to growth in our service to Haiti and our Central America-Gulf service. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges. An increase in other logistical service revenues was the result of an increase of $1.2 million in revenues from expanding operations in Central America and the United States. During the third quarter of 2004, there were delayed voyages in our service between the United States and Puerto Rico as a result of hurricanes. These voyages would have generated approximately $4.1 million of revenue. The Company expects that revenues will be favorably impacted by additional voyages undertaken by this segment in the fourth quarter, although the amount of the increase cannot be determined at this time.

     Operating expenses for the third quarter of 2004 increased $9.6 million, or 7.1%, to $144.6 million compared with $135.0 million for the third quarter of 2003. An increase in container and noncontainer volume and growth in our service to Haiti and our Central America-Gulf service resulted in an increase of $3.6 million in vessel and $5.8 million in non-vessel-related expenses. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation costs, terminal, port charges, equipment costs, and equipment maintenance and repairs.

     Depreciation and amortization for the third quarter of 2004 increased $.1 million, or 3.2%, to $3.2 million compared with $3.1 million for the third quarter of 2003. The increase was directly attributable to an increase in dry-dock amortization as a result of amortizing dry-dock costs for nine vessels during the third quarter of 2004 compared with five vessels during the third quarter of 2003.

     As a result, operating income from Liner Services for the third quarter of 2004 increased $1.0 million to $4.2 million compared with $3.2 million for the third quarter of 2003.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the third quarter of 2004 increased $.4 million or 2.2%, to $18.8 million compared with $18.4 million for the third quarter of 2003. The increase was directly attributable to: (a) an increase of $.1 million in revenues from an increase in rates which included a fuel surcharge to cover rising fuel prices; and (b) $.4 million in revenues generated by our operations in Oakland, California which commenced during the second quarter of 2004. These increases were partially offset by a decrease in revenues due to a decrease in overall vessel utilization rates to 70% during the third quarter of 2004 from 71% during the third quarter of 2003.

     Operating expenses for the third quarter of 2004 remained constant at $15.4 million for the third quarter of 2004 and 2003. Increases in vessel related costs were incurred for: (a) fuel costs of $.2 million; (b) labor and fuel costs of $.3 million from the operations in Oakland, California which commenced during the second quarter of 2004; and (c) increased non vessel of costs of $.3 million due to increased subcontracts in harbor services. These increases were offset by a $.5 million decrease in repair and maintenance costs during the third quarter of 2004.

     As a result, operating income from Ship Assist and Escort Services for the third quarter of 2004 increased $.2 million to $2.6 million compared with $2.4 million for the third quarter of 2003.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the third quarter of 2004 decreased $13.0 million, or 14.7%, to $75.3 million compared with $88.3 million for the third quarter of 2003. The decrease is directly attributable to: (a) an $18.8 million decrease in direct fuel sales from a decrease in volume sold due to a change in customer mix; (b) a $5.0 million decrease in revenues from a decrease of six vessels that were in service during the third quarter of 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004; and (c) a $3.3 million decrease as a result of reduced demand for oil transportation activities on the United States west coast. This decrease was partially offset by an increase: (a) of $11.2 million in revenues from increased prices for the direct sales of fuel; (b) of $2.6 million in revenues from the resale of fuel from a tank farm in Alaska that commenced operations during the fourth quarter of 2003; and (c) in vessel utilization to 90% in 2004 compared with 89% in 2003.

     Operating expenses for the third quarter of 2004 decreased $11.6 million, or 16.4%, to $59.0 million compared with $70.6 million for the third quarter of 2003. This decrease is primarily attributable to: (a) a $17.0 million decrease in the cost of fuel from a decrease in volume sold attributable to a change in customer mix; (b) a $7.1 million decrease in expenses from a decrease of six vessels that were in service during the third quarter of 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004; and (c) a $1.7 million decrease as a result of reduced demand for oil transportation activities on the United States west coast. This decrease was partially offset by: (a) an increase of $11.2 million for the cost of fuel purchased for resale as a result of an increase in fuel prices; (b) an increase of $1.8 million associated with the operation of a new tank farm in Alaska which commenced operations during the fourth quarter of 2003; and (c) and an overall increase in vessel utilization.

     Depreciation and amortization for the third quarter of 2004 increased $1.6 million, or 44.4%, to $5.2 million compared with $3.6 million for the third quarter of 2003. The increase was directly attributable to a $2.6 million increase in dry-dock amortization for vessels which was partially offset by a decrease in depreciation of $1.0 million. The decrease in depreciation was caused by the sale of vessels. Dry-dock costs for four vessels were amortized during the third quarter of 2004 compared with three vessels during the third quarter of 2003.

     As a result, the operating income from Oil and Chemical Distribution and Transportation Services for the third quarter of 2004 decreased $3.0 million to $9.5 million compared with $12.5 million for the third quarter of 2003.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the third quarter of 2004 decreased $.2 million, or .9%, to $21.2 million compared with $21.4 million for the third quarter of 2003. Overall vessel utilization decreased to 58% during the third quarter of 2004 as compared with 66% during the third quarter of 2003. The decreased utilization was due to a $7.0 million reduction in government and commercial contract activity in the Gulf of Mexico, on the United States west coast, and in our northern

Alaskan land operations. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile. This decrease was offset by a $7.0 million increase generated from the vessel mobilization and transportation of oil exploration cargo to Far East Russia and Korea.

     Operating expenses for the third quarter of 2004 increased $4.2 million, or 17.1%, to $28.7 million compared with $24.5 million for the third quarter of 2003. The increase is directly attributable to: (a) an increase of $2.6 million for vessel maintenance and operations; and (b) higher fuel costs of $1.7 million related to vessels that are intercompany chartered to our Puerto Rico and Caribbean Islands Service. Vessel operating costs are charged to the Puerto Rico and Caribbean Islands Service through intercompany revenues on a cost pass-through basis. This increase was partially offset by a decrease in vessel related costs associated with the decrease in vessel utilization.

     Depreciation and amortization for the third quarter of 2004 decreased $.4 million, or 13.3%, to $2.6 million compared with $3.0 million for the third quarter of 2003. The decrease was the result of fewer vessels in service.

     Asset recoveries, net for the third quarter of 2004 increased $3.1 million to a recovery of $3.0 million as compared with a charge of $.1 million during the third quarter of 2003. The gain from the third quarter of 2004 resulted from the sale of two vessels. The charge from the third quarter of 2003 resulted from a writedown of vessel improvements, which was partially offset by the sale of two vessels.

     As a result, the operating income from Energy and Marine Services for the third quarter of 2004 increased $1.5 million to $2.0 million compared with $.5 million for the third quarter of 2003.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Consolidated operating revenues for the nine months ended September 30, 2004 increased $20.7 million, or 2.8%, to $755.6 million compared with $734.9 million for the nine months ended September 30, 2003. An increase in revenues was generated as follows:

     - $17.4 million as the result of higher prices for direct sales of fuel;

     - $7.8 million from the resale of fuel from a tank farm in Alaska that commenced operations during the fourth quarter of 2003;

     - $2.7 million from the operation of one articulated tug barge ("ATB") placed in service during the third quarter of 2003;

     - $11.3 million generated by the vessel mobilization and transportation of oil exploration cargo to Far East Russia and Korea;

     - $4.5 million from increased contract activity in the Gulf of Mexico and United States west coast;

     - $27.0 million from our scheduled marine transportation services as a result of an increase in rates, the addition of one vessel to our Central America-Gulf service, and the addition of a service between the United States and Haiti which commenced operations during the third quarter of 2003; and

     - $8.5 million generated by a transportation management company specializing in the apparel industry that we acquired in 2003.

     These increases were partially offset by decreases in revenues as follows:

     - $34.7 million from fewer vessels operating in the Oil and Chemical Distribution and Transportation Services as a result of vessel disposals and vessel repairs;

     - $15.5 million decrease in direct fuel sales from a decrease in volume sold due to a change in customer mix;

     - $5.8 million as a result of reduced demand for oil transportation activities on the United States west coast; and

     - $4.8 million as a result of reduced activity in our northern Alaskan marine operations.

     Consolidated operating expenses for the nine months ended September 30, 2004 increased $21.7 million or 3.4%, to $664.0 million compared with $642.3 million for the nine months ended September 30, 2003. An increase in expenses was primarily caused by:

     - a payment in the amount of $6.3 million which the Company made during the second quarter of 2004 to settle certain asbestos-related claims;

     - $17.2 million associated with higher fuel prices purchased for our direct fuel sales;

     - $5.6 million attributable to the operation of a tank farm in Alaska which commenced operations during the fourth quarter of 2003;

     - $1.3 million increase from an ATB placed in service during the third quarter of 2003;

     - $11.5 million increased outfitting and mobilization charges related to the Far East Russia and Korea projects;

     - $19.5 million in vessel-related costs and $8.4 million in non-vessel costs; and

     - $8.5 million of expenses attributable to the operations of a transportation management company specializing in the apparel industry that we acquired in 2003.

     These increases were partially offset by decreased expenses of:

     - $34.5 million in vessel-related expenses due to fewer vessels operating in the Oil and Chemical Distribution and Transportation Services as a result of vessel disposals and vessel repairs;

     - $14.0 million for the cost of fuel from a decrease in volume sold attributable to a change in customer mix;

     - $2.6 million as a result of reduced demand for oil transportation activities on the United States west coast; and

     - $7.5 million from reduced activity in our northern Alaskan land and marine operations.

     The Company is in the process of determining the recoverability from insurance underwriters of the $6.3 million paid to settle certain asbestos-related claims. In October 2004, the Company submitted demand letters to its insurance underwriters for the settlement amounts and defense costs paid. The Company will continue to aggressively pursue the insurance claims.

     Consolidated general and administrative expenses for the nine months ended September 30, 2004 increased $.5 million, or 2.1%, to $24.7 million compared with $24.2 million for the nine months ended September 30, 2003. This increase is primarily attributable to a $.4 million increase in deferred compensation expense.

     Consolidated depreciation and amortization expense for the nine months ended September 30, 2004 increased $4.0 million, or 9.0%, to $48.4 million compared with $44.4 million for the nine months ended September 30, 2003. This increase is the result of an increase in dry-dock amortization in the amount of $7.0 million which was partially offset by a decrease in depreciation of $3.3 million. Dry-dock costs for thirteen vessels were amortized in 2004 compared with eight vessels in 2003. The decrease in depreciation was caused by lower depreciation expense due to a reduction in the number of vessels in service.

     Consolidated asset recoveries, net for the nine months ended September 30, 2004 increased $3.0 million to $4.6 million compared with $1.6 million for the nine months ended September 30, 2003. The gains from the nine months ended September 30, 2004 resulted from the sale of equipment, land and five vessels. The gains from the nine months ended September 30, 2003 resulted from the sale of equipment, land, land improvements and five vessels, which was partially offset be a writedown of vessel improvements.

     As a result, the consolidated operating income for the nine months ended September 30, 2004 decreased $2.5 million, or 9.8% to $23.1 million compared with $25.6 million for the nine months ended September 30, 2003.

     Due to an increase in the Company's average cash and cash equivalent amounts on hand, interest income for the nine months ended September 30, 2004 increased $1.2 million to $1.4 million compared with $.2 million for the nine months ended September 30, 2003.

     Interest expense for the nine months ended September 30, 2004 increased $.3 million, or 1.9%, to $16.2 million compared with $15.9 million for the nine months ended September 30, 2003. This increase was due to increased interest expense incurred for vessel financings and lower capitalized interest and was partially offset by a decrease in interest expense incurred for container financings and a decrease in interest expense on our Revolving Credit Agreement.

     Minority interest in consolidated subsidiaries for the nine months ended September 30, 2004 decreased $1.3 million compared with the nine months ended September 30, 2003. This decrease is due to the Company's acquisition in December 2003 of the remaining 25% interest in a joint venture in which it previously owned a 75% interest.

     Income tax expense for the nine months ended September 30, 2004 decreased $1.3 million to $3.3 million compared with $4.6 million for the nine months ended September 30, 2003. The effective tax rate was 39.1% and 40.1% for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the effective tax rate results from changes in the Company's projections of pre-tax income.

     As a result, net income attributable to common shareholders for the nine months ended September 30, 2004 decreased $1.9 million to $2.6 million ($18.84 basic and diluted income per common share) compared with $4.5 million ($33.24 basic and diluted income per common share) for the nine months ended September 30, 2003.

  Liner Services

     Operating revenues from our Liner Services segment for the nine months ended September 30, 2004 increased $37.3 million, or 8.8%, to $460.1 million compared with $422.8 million for the nine months ended September 30, 2003. The increase is primarily attributable to a 3.0% increase in container and noncontainer volume, a 6.5% increase in average revenue and an increase of 52.7% in other logistical service revenues. The Company's container and noncontainer volume increased to 439,345 TEUs during the nine months ended September 30, 2004 from 426,631 TEUs during the nine months ended September 30, 2003 due to: (a) a service from the United States to Haiti which commenced operation during the third quarter of 2003; and (b) growth in our Central America-Gulf service. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges. An increase in other logistical service revenues was the result of an increase of $1.4 million from expanding warehousing operations in Central America and $8.5 million revenues generated by a transportation service provider that we purchased in July 2003. During the third quarter of 2004, there were delayed voyages in our service between the United States and Puerto Rico as a result of hurricanes. These voyages would have generated approximately $4.1 million of revenue. The Company expects that revenues will be favorably impacted by additional voyages undertaken by this segment in the fourth quarter, although the amount of the increase cannot be determined at this time.

     Operating expenses for the nine months ended September 30, 2004 increased $35.3 million, or 9.1%, to $423.8 million compared with $388.5 million for the nine months ended September 30, 2003. An increase in container and noncontainer volume and growth in our service to Haiti and our Central America-Gulf service resulted in an increase of $7.9 million in vessel and $12.3 million in non-vessel-related expenses. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, and equipment maintenance and repairs. An increase of $8.5 million in other logistical service expenses was due to expenses incurred by a transportation service provider purchased in July 2003. Allocation of corporate expenses resulted in an increase of $4.0 million for the settlement of certain asbestos-related claims.

     Depreciation and amortization for the nine months ended September 30, 2004 increased $1.5 million, or 19.7%, to $9.1 million compared with $7.6 million for the nine months ended September 30, 2003. The increase was directly attributable to an increase in dry-dock amortization of $1.5 million. Liner Services amortized dry-dock costs for nine vessels during the nine months ended September 30, 2004 compared with five vessels during the nine months ended September 30, 2003.

     Asset recoveries, net for the nine months ended September 30, 2004, decreased $.1 million to a recovery of $.6 million compared with a recovery of $.7 million for the nine months ended September 30, 2003. These gains resulted from disposals of equipment during the nine months ended September 30, 2004 and disposals of two vessels and equipment during the nine months ended September 30, 2003.

     As a result, the operating income from Liner Services for the nine months ended September 30, 2004 decreased $.8 million to $11.0 million compared with $11.8 million for the nine months ended September 30, 2003.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment for the nine months ended September 30, 2004 decreased $.1 million, or .2%, to $55.3 million compared with $55.4 million for the nine months ended September 30, 2003. A decrease in tanker volumes in the Puget Sound resulted in a $2.2 million reduction to revenues. This decrease was partially offset by: (a) $1.5 million increase from an increase in rates which included a fuel surcharge to cover rising fuel prices; and (b) $.6 million of revenues from the commencement of operations in Oakland, California during the second quarter of 2004. Overall vessel utilization rates remained consistent at 72% during the nine months ended September 30, 2004 and 2003.

     Operating expenses for the nine months ended September 30, 2004 increased $1.9 million, or 4.1%, to $47.7 million compared with $45.8 million for the nine months ended September 30, 2003. The increase was directly attributable to: (a) a $1.3 million increase in vessel related costs, such as labor and fuel, of which $.6 million was attributed to labor and fuel costs from the operations in Oakland, California which commenced operations during the second quarter of 2004 and (b) increased non-vessel expenses of $.3 million due to increased subcontracting costs in harbor services.

     As a result, operating income from Ship Assist and Escort Services for the nine months ended September 30, 2004 decreased $2.3 million to $5.6 million compared with $7.9 million for the nine months ended September 30, 2003.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the nine months ended September 30, 2004 decreased $27.4 million, or 13.5%, to $175.2 million compared with $202.6 million for the nine months ended September 30, 2003. The decrease is directly attributable to: (a) a $15.5 million decrease in direct fuel sales from a decrease in volume sold due to a change in customer mix; (b) a $34.7 million decrease in revenues from a decrease of ten vessels that were in this service during the nine months ended September 30, 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004; (c) a $5.8 million decrease as a result of reduced demand for oil transportation activities on the United States west coast; and (d) a decrease in vessel utilization to 69% in 2004 compared with 72% in 2003. This decrease was partially offset by: (a) a $17.4 million increase in revenues as the result of higher prices for direct sales of fuel; (b) an increase of $7.8 million in revenues from the resale of fuel from a tank farm in Alaska that commenced operations during the fourth quarter of 2003; and (c) an increase of $2.7 million in revenues from the operation of one ATB placed in service during the third quarter of 2003.

     Operating expenses for the nine months ended September 30, 2004 decreased $24.3 million, or 14.5%, to $143.8 million compared with $168.1 million for the nine months ended September 30, 2003. This decrease is primarily attributable to: (a) a $14.0 million decrease in the cost of fuel from a decrease in volume sold attributable to a change in customer mix; (b) a $34.5 million decrease in expenses from a decrease of ten vessels that were in this service during the nine months ended September 30, 2003 that are no longer in service as the vessels were either sold or no longer managed by the service in 2004; (c) a $2.6 million decrease as a result of reduced demand for oil transportation activities on the United States west coast; and (d) an overall decrease in vessel utilization. This decrease was partially offset by: (a) an increase of $17.2 million for the cost of fuel purchased for resale as a result of an increase in fuel prices; (b) an increase of $5.6 million associated with a new tank farm in Alaska which commenced operations during the fourth quarter of 2003; and (c) a $1.3 million increase from an ATB placed in service during the third quarter of 2003.

     Depreciation and amortization for the nine months ended September 30, 2004 increased $3.7 million, or 37.0%, to $13.7 million compared with $10.0 million for the nine months ended September 30, 2003. The increase was directly attributable to a $6.4 million increase in dry-dock amortization for vessels and was partially offset by a decrease in depreciation of $2.7 million. The decrease in depreciation was caused by the sale of vessels. Dry-dock costs for four vessels were amortized during the nine months ended September 30, 2004 compared with three vessels during the nine months ended September 30, 2003.

     Asset recoveries, net for the nine months ended September 30, 2004 decreased $.3 million as compared with recoveries of $.3 million for the nine months ended September 30, 2003. The recovery from the nine months ended September 30, 2003 resulted from the sale of land and one vessel.

     As a result, the operating income from Oil and Chemical Distribution and Transportation Services for the nine months ended September 30, 2004 decreased $6.8 million to $13.0 million compared with $19.8 million for the nine months ended September 30, 2003.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment for the nine months ended September 30, 2004 increased $10.9 million, or 20.1%, to $65.0 million compared with $54.1 million for the nine months ended September 30, 2003. The increase was directly attributable to an increase in revenues of: (a) $11.3 million from vessel mobilization and transportation of oil exploration cargo in Far East Russia and Korea; and (b) $4.5 million generated by government and commercial contract activity in the Gulf of Mexico and United States west coast. This increase was partially offset by a $4.8 million decrease in revenues from our northern Alaskan marine operations. Overall vessel utilization increased to 52% during the nine months ended September 30, 2004 as compared with 44% during the nine months ended September 30, 2003. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile.

     Operating expenses for the nine months ended September 30, 2004 increased $12.4 million, or 15.4%, to $92.7 million compared with $80.3 million for the nine months ended September 30, 2003. The increase is directly attributable to:
(a) increased outfitting and mobilization activity related to projects in Russia and Korea amounting to charges of $11.5 million; (b) $2.8 million from acceleration of vessel maintenance and repair costs to earlier in the year; (c) increases of $2.6 million in vessel related crew costs due to the increase in vessel utilization; and (d) higher fuel costs of $2.9 million related vessels that are intercompany chartered to our Puerto Rico and Caribbean Islands Service. Vessel operating costs are charged to the Puerto Rico and Caribbean Islands Service through intercompany revenues on a cost pass-through basis. Lower operating costs of $7.5 million were realized by our Northern Alaskan land ($3.2 million) and marine ($4.3 million) operations as a result of reduced activity.

     Depreciation and amortization for the nine months ended September 30, 2004 decreased $1.0 million, or 10.9%, to $8.2 million compared with $9.2 million for the nine months ended September 30, 2003. The decrease was the result of fewer vessels in service and an adjustment made for a vessel placed in service during the first quarter of 2003 that was previously classified as held for sale.

     Asset recoveries, net for the nine months ended September 30, 2004 increased $3.4 million to a recovery of $4.0 million as compared with $.6 million during the nine months ended September 30, 2003. The gain from the nine months ended September 30, 2004 resulted from the sale of three vessels. The gain from the nine months ended September 30, 2003 resulted from the sale of two vessels, which was partially offset by a writedown of vessel improvements.

     As a result, the operating loss from Energy and Marine Services for the nine months ended September 30, 2004 decreased $7.4 million to $6.5 million compared with $13.9 million for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make investments and to service debt. Management believes that cash flows from operations and borrowings will provide sufficient working capital to fund the Company's operating needs and to finance capital expenditures during the next twelve months.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2004

     As of September 30, 2004 the Company has cash and cash equivalents of $132.4 million compared with $160.6 million at December 31, 2003. The Company generated $37.0 million of cash from operations during the nine month period ended September 30, 2004. The net income before depreciation and amortization expense and taxes provided $54.6 million of cash. Additional cash from operations were used by higher levels of funding for working capital requirements.

     The Company used $21.4 million of cash for investing activities during the nine month period ended September 30, 2004. The Company expended $17.7 million for the construction of vessels and the purchase of equipment. Proceeds of $7.0 million were received from asset dispositions. Dry-docking costs of $12.4 million were incurred for six vessels during the nine month period ended September 30, 2004. The Company sold its logistics operations of its Liner Services segment in Venezuela for $1.5 million and was reimbursed $1.9 million in escrowed Title XI funds used to pay certain expenditures related to the construction of our ATB's that were placed in service during 2003 and 2004. The Company also paid $2.0 million as return of capital to the minority interest holders of the Company's Variable Interest Entity.

     The Company used cash of $43.7 million in financing activities for: (a) principal payments of the Company's debt; (b) payment of debt issuance costs;
(c) payment of preferred stock dividends; and (d) retirement of the Company's stock. All of the principal payments were scheduled except for the redemption of $10.4 million of Title XI bonds associated with two of the Company's vessels.

CAPITAL RESOURCES

     In June 2004, the Company amended its $115.0 million loan agreement with several financial institutions to replace a covenant that required the Company to maintain a net debt (as defined in such agreement) to earnings before interest, taxes, depreciation and amortization ratio not to exceed 6.0. The new covenant requires maintenance of a maximum total debt (as defined by such agreement) to earnings before interest, taxes, depreciation, amortization and rent expense (as defined by such agreement) not to exceed: (a) 3.25 in 2004 and 2005; and (b) 3.0 in 2006 and thereafter. The Company is in compliance with all of its debt covenants as of September 30, 2004.

     The Company has executed agreements of approximately $16.7 million for the construction of operating equipment which is expected to be delivered in the fourth quarter of 2004. Lease financing of the equipment is being negotiated.

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

     The Company has entered into a definitive agreement (the "Purchase Agreement"), dated as of July 9, 2004 and effective from and after July 20, 2004, to purchase from Northland Fuel LLC, a Delaware limited liability company ("Northland"), and Yukon Fuel Company, an Alaska corporation ("YFC"), a marine and land-based refined petroleum products distribution business conducted by Northland and YFC in Western Alaska (the "Business"). Pursuant to the Purchase Agreement, the Company also agreed to purchase from: (a) Northland Vessel Leasing Company, LLC, a Delaware limited liability company ("NVLC"), certain barges and other vessels used in the Business; and (b) Yutana Barge Lines, LLC, a Delaware limited liability company ("Yutana"), certain assets used in the Business. The aggregate purchase price payable at closing by the Company pursuant to the Purchase Agreement and the agreement between the Company and Yutana is $52.2 million plus an amount equal to net working capital (including fuel inventory) determined in accordance with the Purchase Agreement. Net working capital is expected to range between approximately $13 million and $19 million. In addition, closing is conditioned upon the Consent Decree (as defined below) becoming final (which will not occur earlier than 60 days after its filing with the Court (as defined below)) and the Court's approval of the Consent Decree.

     On July 13, 2004, the Company, together with Northland, YFC, NVLC and Yutana (collectively, the "Sellers"), entered into a Consent Decree with the State of Alaska (the "Consent Decree"), which settles a lawsuit filed on July 20, 2004, by the Alaska Attorney General against the Company and the Sellers in the Superior Court for the State of Alaska, Second Judicial District at Nome (the "Court"). The Consent Decree was filed with the Court on July 23, 2004. The Alaska Attorney General alleges in the lawsuit that the transactions contemplated by the Purchase Agreement violate the antitrust laws of the State of Alaska and the United States. Pursuant to the Consent Decree, the Company agreed, among other things, to: (a) provide approximately 4,000,000 gallons of tank farm storage capacity located in Bethel, Alaska to Delta Western, Inc. ("DW") for up to 10 years (with options to extend); (b) sell certain tugs, barges and related assets to DW to enable DW to distribute petroleum products on the coastal areas and river systems in Alaska; and (c) grant options to DW to acquire and/or lease certain real property located in Bethel, Alaska. In addition, the Consent Decree contains provisions that restrict the ability of the Company to: (a) acquire any of the assets it divests pursuant to the Consent Decree; and (b) dispose of the tank farms it operates in Bethel, Alaska. The sixty day public comment period has expired, and comments ("verified exceptions") were filed by certain of the plaintiffs, the City of Bethel, Alaska and several others in the aforementioned lawsuit. The Court has ordered the Attorney General to turn over parts of his investigative file to certain of those who filed exceptions. The Attorney General has filed a petition in the Alaska Supreme Court seeking to have the Court's order overturned, and the Company has joined in that request. Once this issue is resolved, the Court will hold a hearing on the Consent Decree. Due to the judicial issues being raised before the Supreme Court of Alaska, it is difficult to say with certainty when the hearing on the Consent Decree will be held and when we anticipate closing the transaction. We are hopeful that the judicial proceedings will be addressed promptly and we will be in a position to close during the first quarter of 2005.

     In November 2004 the Company entered into a termination agreement of a charter of a vessel which, among other things, sets forth the terms and conditions by which: (a) the bareboat charters will be terminated prior to their expiration dates; and (b) the Company will receive a payment equal to the present value of the charter hire payments that, but for the termination, would have been made between the date of the termination and November 16, 2006, the scheduled expiration date of the charters. Pursuant to the termination agreement and the bareboat charters, the Company received a payment of approximately $20.1 million in November of 2004. Simultaneously with the receipt of this payment, the Company: (a) paid the outstanding debt associated with the vessel in the amount of $10,372; and (b) sold the vessel to an unrelated third party at a gain of approximately $1 million.

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

               ENERGY AND MARINE SERVICES ARE FREQUENTLY PROVIDED
                             FOR DISCRETE PROJECTS

     Energy and Marine Services frequently provides many of its services in response to discrete customer projects or in response to emergency conditions and its contracts are generally short-term, usually terminating within one year. Accordingly, customers who account for a significant portion of operating revenues and operating income in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years.

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

              MARINE-RELATED RISKS COULD LEAD TO THE DISRUPTION OF
                       OUR SERVICES AND ADDED LIABILITIES

     The operation of our vessels is subject to various risks, including catastrophic marine disaster, adverse weather and sea conditions, capsizing, grounding, mechanical failure, collision, oil, chemical and other hazardous substance spills and navigation errors. These risks could endanger the safety of our personnel, our vessels, the cargo we carry, the equipment under tow and other property, as well as the environment. If any of these events was to occur, the Company could be held liable for resulting damages. In addition, the affected vessels could be removed from service and would not be available to generate revenue. Adverse weather and sea conditions can also result in delays in scheduled voyages and thus affect the timing of the recognition of revenue.

        THE COMPANY IS A DEFENDANT IN NUMEROUS ASBESTOS-RELATED LAWSUITS

     The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See Note 6 to our Unaudited Condensed Consolidated Financial Statements in "Item 1. Financial Statements". Additional litigation relating to these matters may be commenced in the future. While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

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

              THE COMPANY IS HEAVILY DEPENDENT ON UNIONIZED LABOR

     The Company's operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At September 30, 2004, approximately 63% of the Company's employees were members of unions. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition.

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

      THERE ARE CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS

     Substantial amounts of our operating revenues are derived from our foreign operations. (See Note 5 to the Unaudited Condensed Consolidated Financial Statements in "Item 1. Financial Statements".) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.

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

     As of October 31, 2004, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 65.3% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 78.2% of the total votes attributable to our outstanding voting stock as of October 31, 2004. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley's stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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

     No change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the Company's first, second or third fiscal quarter of 2004 has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The uncertainties of asbestos claim litigation make it difficult to accurately predict the ultimate resolution of these claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, the number of defendants and their relative shares of liability in each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Accordingly, we cannot predict the eventual number of such cases or their final resolution. The full impact of these claims and proceedings in the aggregate continues to be unknown. At September 30, 2004, 35 claims have been reinstated by the Judicial Panel on Multidistrict Litigation and remanded to the U.S. District Court for the Northern District of Ohio for trial. The Company has accrued $1.0 million as an estimate of its potential liability in this litigation. The Company has also recorded a receivable from its insurance companies of $.5 million related to these claims.

     In addition to the asbestos litigation discussed above, the Company is party to certain other proceedings in which other claimants allege injury or illness based upon exposure to asbestos or other toxic substances. The Company has an estimated litigation reserve of $.4 million with a corresponding re-insurance receivable of $.1 million. The Company became aware of asbestos related litigation involving certain claims during the first quarter of 2004. These claims were settled in late May 2004. The Company expensed $2.1 million and $4.2 million related to this litigation in the first quarter and second quarter of 2004, respectively. In October 2004, the Company submitted demand letters to its insurance underwriters for the settlement amounts and defense costs paid. The Company will continue to aggressively pursue the insurance claims.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan ("RSP"), which held 9,113 shares of common stock at September 30, 2004, all of which are fully vested. Distributions of shares allocated to RSP participants are made as soon as practicable following the participant's death, disability retirement or termination of Company employment after attainment of age 65. All other participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third Plan Year that follows the Plan Year in which the participant terminates Company employment or (b) the attainment of age
65. All distributions to a participant are in the form of a single, lump sum payment consisting of shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of common stock are subject to the Company's right to repurchase them for cash equal to their fair market value (discounted for lack of marketability), determined as of the calendar year-end that coincides with or immediately precedes the date of distributions.

     The Company also sponsors the Stock Savings Plan ("SSP"), an employee stock ownership plan which held 4,746 shares of common stock at September 30, 2004, all of which are fully vested. Participants in the

SSP have the option to sell their stock to the Company at the common stock's marketable fair value (without discounting for lack of marketability), determined by an independent appraisal as of the preceding calendar year-end, upon retirement, death or after a break in service.

     A summary of the shares purchased by the Company from the RSP and SSP in the third quarter of 2004 is as follows:

                                                                                        MAXIMUM NUMBER
                                                                    TOTAL NUMBER OF     (OR APPROXIMATE
                                                                       SHARES (OR      DOLLAR VALUE) OF
                                                                         UNITS)        SHARES (OR UNITS)
                                                                      PURCHASED AS      THAT MAY YET BE
                           TOTAL NUMBER OF                          PART OF PUBLICLY    PURCHASED UNDER
                          SHARES (OR UNITS)   AVERAGE PRICE PAID    ANNOUNCED PLANS      THE PLANS OR
PERIOD                        PURCHASED       PER SHARE (OR UNIT)     OR PROGRAMS          PROGRAMS
------                    -----------------   -------------------   ----------------   -----------------
July 1-31, 2004.........         141               $1,244.43              N/A                 N/A
August 1-31, 2004.......          68                1,264.34              N/A                 N/A
September 1-30, 2004....          22                1,265.23              N/A                 N/A

     The Company's financing agreements for Title XI borrowings contain restrictive covenants which require, among other things, annual maintenance of working capital that is equal to or greater than 50% of the total of charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital for 2004 is $29.1 million. While the Company is prohibited from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period so long as the combined cost does not exceed $10 million. At September 30, 2004, the Company was in compliance with all covenants under its financing and leasing arrangements.

ITEM 6.  EXHIBITS.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Purchase and Sale of the Fuel Business of Northland Fuel LLC
          Purchase Agreement, dated as of July 9, 2004, between
          Crowley Marine Services, Inc., Northland Fuel LLC, Yukon
          Fuel Company and Northland Vessel Leasing Company LLC(3)
  2.2     Asset Purchase Agreement dated as of July 9, 2004 by and
          between Yutana Barge Lines, LLC and Crowley Marine Services,
          Inc.(3)
  2.3     Amendment No. 1 to Purchase Agreement dated as of October
          13, 2004, by and between Crowley Marine Services, Inc.,
          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
          Leasing Company LLC
  3.1     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation(1)
  3.2     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation(1)
  3.3     Restated Certificate of Incorporation of Crowley Maritime
          Corporation(1)
 11       Statement regarding computation of per share earnings(2)
 31.1     Rules 13a-14(a) and 15d-14a Certification (Principal
          Executive Officer)
 31.2     Rules 13a-14(a) and 15d-14a Certification (Principal
          Financial Officer)
 32.1     Section 1350 Certifications

---------------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

(2) See Note 4 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.

(3) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWLEY MARITIME CORPORATION
                                                (Registrant)

November 12, 2004
                                          By:    /s/ RICHARD L. SWINTON
                                            ------------------------------------
                                          Richard L. Swinton
                                          Vice President, Tax & Audit
                                          (Duly Authorized Officer/Principal
                                          Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Purchase and Sale of the Fuel Business of Northland Fuel LLC
          Purchase Agreement, dated as of July 9, 2004, between
          Crowley Marine Services, Inc., Northland Fuel LLC, Yukon
          Fuel Company and Northland Vessel Leasing Company LLC(3)
  2.2     Asset Purchase Agreement dated as of July 9, 2004 by and
          between Yutana Barge Lines, LLC and Crowley Marine Services,
          Inc.(3)
  2.3     Amendment No. 1 to Purchase Agreement dated as of October
          13, 2004, by and between Crowley Marine Services, Inc.,
          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
          Leasing Company LLC
  3.1     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation(1)
  3.2     Certificate of Amendment of Restated Certificate of
          Incorporation of Crowley Maritime Corporation(1)
  3.3     Restated Certificate of Incorporation of Crowley Maritime
          Corporation(1)
  3.4     Restated By-Laws of Crowley Maritime Corporation(1)
 11       Statement regarding computation of per share earnings(2)
 31.1     Rules 13a-14(a) and 15d-14a Certification (Principal
          Executive Officer)
 31.2     Rules 13a-14(a) and 15d-14a Certification (Principal
          Financial Officer)
 32.1     Section 1350 Certifications

---------------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

(2) See Note 4 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in "Part 1 -- Financial
    Information -- Item 1. Financial Statements" of this Form 10-Q.

(3) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.