Form 10-K
period 2004-12-31
CROWLEY MARITIME CORP
filed 2005-03-31
CIK 1130194

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). [ ] Yes     [X] No

     The aggregate market value of the shares of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004, was $32,473,475 (based upon $1,175.00 per share being the average of the closing bid and asked price on June 30, 2004, as reported in the Pink Sheets).

     As of March 18, 2005, 88,801 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be used by the registrant in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CROWLEY MARITIME CORPORATION

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
          Executive Officers of the Registrant........................   15
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........   17
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   41
Item 8.   Financial Statements and Supplementary Data.................   43
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   75
Item 9A.  Controls and Procedures.....................................   75
Item 9B.  Other Information...........................................   76

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   78
Item 11.  Executive Compensation......................................   78
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   78
Item 13.  Certain Relationships and Related Transactions..............   78
Item 14.  Principal Accounting Fees and Services......................   79

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules.....................   79
SIGNATURES............................................................   82
EXHIBIT INDEX.........................................................   84

     Certain statements in this Form 10-K and its Exhibits ("Form 10-K") constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be," "expects," "may affect," "anticipates," "may depend," "believes," "estimates," "plans," "projects" and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and Crowley Maritime Corporation (the "Company") cautions that any forward-looking information provided by or on behalf of the Company is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond the Company's control.

     In addition to those risks discussed in Risk Factors under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's other public filings, press releases and statements by the Company's management, factors that may cause the Company's actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward-looking statements include:

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

     - fluctuations in fuel prices;

     - the Company's ongoing need to be timely in replacing or rebuilding certain of its tankers and barges currently used to carry petroleum products;

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

     The Company does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS.

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

COMPANY OVERVIEW

     We provide diversified transportation services in domestic and international markets by means of four operating lines of business: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. Liner Services provides scheduled marine transportation services between designated ports, certain complementary inland transportation services, terminal operations, vessel management for third parties, and varied logistics management services. Ship Assist and Escort Services provides ship assist, tanker escort, docking, fire fighting, emergency towing and oil spill response services primarily in ports located on the west coast of the continental United States and in Alaska. Oil and Chemical Distribution and Transportation Services transports crude oil, petroleum products and chemicals among ports on the east and west coasts of the United States, Alaska, the Gulf of Mexico and Puerto Rico. This segment also manages vessels for third party owners, operates tank farms and distributes and sells fuel oil in Alaska. Energy and Marine Services provides specialized services to companies engaged in the exploration, production and distribution of oil and gas, including project management and logistics, inventory control and emergency response services. Energy and Marine Services also charters tugs, barges and other equipment to third parties for a wide array of services, including towing, transportation and other specialized services. The Company supports all four of its segments by providing corporate services, supervising construction of new vessels and owning vessels which are chartered for use in our operating lines of business. The Company arranges most of the insurance required for its operations through its captive insurance company.

     The Company employs approximately 4,300 people and provides its services using a fleet of more than 260 vessels, consisting of RO/RO (roll on roll off) vessels, LO/LO (lift on lift off) vessels, tankers, tugs and barges. Our land-based facilities and equipment include terminals, warehouses, tank farms, office buildings, trucks, trailers, containers, chassis, cranes and other specialized vehicles.

     The grandfather of our current President, Mr. Thomas B. Crowley, Jr., began our business on the San Francisco Bay in 1892. The business was incorporated in the State of Delaware as "Crowley Maritime Corporation" on December 1, 1972. The present structure, in which the Company is a holding company for our lines of business, was put in place in 1992.

     The Company is predominantly owned by certain members of the Crowley family and Company employees and its shares do not trade on any national securities exchange or in any established trading market. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Risk Factors in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following table lists the Company's owned, managed and chartered vessels as of December 31, 2004:

                                                                NUMBER
CLASS OF VESSEL                                               OF VESSELS
---------------                                               ----------
OWNED VESSELS
  Tank Ships................................................       2
  580' Barges...............................................       4
  730' Barges...............................................       5
  Integrated Tug/Barge units................................       2
  Articulated Tug/Barge units...............................       4
  Offshore Tugs.............................................      57
  Tractor Tugs..............................................      15
  Near Shore Tugs...........................................      13
  1000-5999 DWT Barges......................................      24
  6000-20000 DWT Barges.....................................      34
CHARTERED VESSELS
  Oil Spill Recovery........................................      56
  Tank Ships................................................       1
  LO/LO Ships...............................................       6
  RO/RO Ships...............................................       9
  Miscellaneous Barges......................................       3
MANAGED VESSELS.............................................      30
                                                                 ---
TOTAL VESSELS...............................................     265
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

     For additional information about the Company's lines of business, see "Item
1. Business -- Liner Services", "Item 1. Business -- Ship Assist and Escort Services", "Item 1. Business -- Oil and Chemical Distribution and Transportation Services", and "Item 1. Business -- Energy and Marine Services" below, and Note 20 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data". For segment financial information concerning our revenues, operating profits and long-lived assets, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 20 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

LINER SERVICES

     Liner Services provides scheduled marine transportation services between designated ports for the carriage of cargo, including containers, trailers, vehicles and oversized cargo, and performs logistics, warehousing, distribution and special cargo handling services, including the carriage of apparel, refrigerated perishable goods and hazardous materials. At December 31, 2004, Liner Services provided service to approximately 24 countries in the Caribbean, Central America and South America with 35 ocean going ships, tugs and barges capable of carrying approximately 12,317 twenty foot equivalent units, or TEU's. Liner Services also provides third party vessel management services for eight vessels and leases space for approximately 40 TEU's on a vessel under a slot charter agreement. Liner Services owns or leases approximately 40,000 pieces of intermodal equipment, including containers, trailers and chassis.

                 THE PUERTO RICO AND CARIBBEAN ISLANDS SERVICE

     Our Puerto Rico and Caribbean Islands service provides scheduled liner services between:

     - ports in the United States North Atlantic and ports in Puerto Rico; and

     - ports in the United States South Atlantic and ports in Puerto Rico, U.S. Virgin Islands, certain Caribbean Islands and the Bahamas.

     The Puerto Rico service uses nine triple-deck RO/RO barges. Five of these barges are 730 feet in length, with an average capacity of 924 TEU's. The remaining four barges are 580 feet in length with an average capacity of 617 TEU's. The nine barges are towed by a fleet of ten offshore tugs owned by us. This service also uses one barge for additional dock space. Departures are normally scheduled for three or four times a week from Jacksonville, Florida and once a week from Pennsauken, New Jersey. This service also provides third party vessel management services to the United States government for eight vessels.

     The Caribbean Islands service calls on two ports in the Virgin Islands, three ports in the Caribbean and also provides service to various other ports through connecting carriers. This service uses two time chartered LO/LO vessels. The average capacity of these vessels is 530 TEU's. Departures are scheduled from Jacksonville and Port Everglades, Florida once a week.

     The Bahamas service uses a time chartered LO/LO vessel having a capacity of approximately 408 TEU's. This service has two scheduled departures a week from Jacksonville and Port Everglades, Florida to Nassau, Bahamas.

                           THE LATIN AMERICA SERVICE

     Our Latin America Service provides scheduled liner services between:

     - ports in the United States South Atlantic and ports in the Northern Zone of Central America, the Southern Zone of Central America, the Dominican Republic, Haiti, Mexico and Cuba; and

     - ports in the Gulf of Mexico and ports in the Northern Zone of Central America and Cuba.

     The United States South Atlantic to the Northern Zone of Central America service deploys three time chartered RO/RO vessels with an average capacity of 340 TEU's. This service has three weekly sailings between Port Everglades, Florida and ports in Guatemala and Honduras with overland services to Nicaragua and El Salvador.

     The United States South Atlantic to the Southern Zone of Central America service deploys: (a) three time chartered RO/RO vessels with an average capacity of 360 TEU's that provides weekly service between Port Everglades, Florida and Costa Rica, Panama and Guatemala northbound; and (b) one time chartered LO/LO vessel with a capacity of 70 TEU's which feeders cargo weekly between Limon, Costa Rica and Rama, Nicaragua.

     The Gulf of Mexico to the Northern Zone of Central America service deploys three time chartered RO/ RO vessels, with an average capacity of 325 TEU's. This service: (a) has three weekly sailings from Gulfport, Mississippi to Honduras and Guatemala with overland services to Nicaragua and El Salvador; and (b) calls upon Cuba three or four times a month depending on cargo demand.

     The United States South Atlantic to the Dominican Republic and Haiti service deploys one time chartered LO/LO vessel with an average capacity of 335 TEU's. The service has one sailing a week between Port Everglades, Florida and ports in the Dominican Republic and Haiti.

     The United States South Atlantic to Mexico service deploys one time chartered LO/LO vessel with a capacity of 280 TEU's. The service offers one sailing every ten days from Jacksonville and Port Everglades, Florida to Progresso and Veracruz, Mexico and Havana, Cuba.

     The charters for the vessels used in the services described above expire between 2005 and 2008. Vessels of the type time chartered by the Company for these services have been readily available and it has not been difficult to charter new vessels or renew the charters for existing vessels.

     Liner Services provides logistics services in Panama, Costa Rica, Honduras, Guatemala, El Salvador and the United States. Logistics services include:

     - freight forwarding, customs clearance and non-vessel operating common carrier and warehousing services;

     - trucking in the United States and Central America;

     - providing facilities, including trailer containers and chassis, trailer and container yards, warehouses and distribution centers; and

     - other logistics optimization activities intended to create efficiencies in the carriage of goods.

     In December 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela and completed the sale in February 2004. For further information regarding the sale, refer to Note 4 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

     At December 31, 2004, Liner Services owned or leased, on a long-term basis, marine terminals and container yards in the locations listed in the table below. In those ports where the Company does not own or lease terminals or container yards, it depends upon common use terminals.

                      MARINE TERMINALS AND CONTAINER YARDS

LOCATION                                                      ACRES
--------                                                      -----
Pennsauken, New Jersey......................................  59.0
Jacksonville, Florida.......................................  89.0
Port Everglades, Florida....................................  68.5
San Juan, Puerto Rico.......................................  79.0
St. Thomas, Virgin Islands..................................   5.0
Limon, Costa Rica...........................................   7.0
Heredia, Costa Rica.........................................   2.8
San Salvador, El Salvador...................................   3.6
Soyapango, El Salvador......................................   3.1
Guatemala City, Guatemala...................................   6.8
Santo Tomas, Guatemala......................................   1.4
San Pedro Sula, Honduras....................................   7.9
Puerto Cortez, Honduras.....................................   3.6
Tegucigalpa, Honduras.......................................   4.4
Panama City, Panama.........................................   9.6

     The Company also leases warehouse and distribution space in several locations in Central America and the United States as listed in the table below.

                        WAREHOUSE AND DISTRIBUTION SPACE

LOCATION                                                      SQUARE FEET
--------                                                      -----------
Jacksonville, Florida.......................................     23,800
Miami, Florida..............................................    150,053
Buena Vista, Honduras.......................................     20,659
Guatemala City, Guatemala...................................     73,930
Mixco, Guatemala............................................     12,917
Export Salva, El Salvador...................................     24,582
Las Cumbres, Panama.........................................     32,293

SHIP ASSIST AND ESCORT SERVICES

     Ship Assist and Escort Services provides ship assist, tanker escort, docking and related services in Oakland, San Diego, Los Angeles and Long Beach, California, Puget Sound, Washington and Valdez, Alaska. Included within its fleet are 28 tugs ranging in length from 85 feet to 150 feet with between 3,500 and 10,192 brake horsepower, and 61 barges of various sizes, capacities and capabilities. In addition to providing ship assist and escort services, the tugs and barges based in Valdez, Alaska are also capable of providing fire fighting and oil spill response services and are predominantly used for these response services. The tugs operating in Oakland, San Diego, Los Angeles and Long Beach, California and Puget Sound, Washington primarily provide assistance to large tankers and container vessels as they enter and depart from west coast harbors.

     Numerous vessels which call upon or trade between United States ports are precluded, due to their size, the nature of their cargo or by the application of local regulations from coming within certain distances of the docks where they load or discharge their cargoes without the assistance of one or more tugs. The number of tugs required and the distance at which they must be engaged vary depending upon the port which is called. According to certain regulations intended to protect the environment which apply to ports located in Alaska, Washington and California, tankers loaded with full or partial cargoes of oil are not permitted to enter or leave these ports unless they are escorted by one or more tugs. These tugs are equipped to assume control of the tankers escorted by them in the event that the tankers lose navigational control due to the loss of power or otherwise. In some cases, these escort tugs are tethered to the tankers that they escort. In other cases, they operate without a tether, but within a prescribed distance of the escorted tanker.

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

     We currently provide various marine services to the Alyeska Pipeline Service Company ("Alyeska") pursuant to a long-term Master Time Charter as Amended and Restated on January 1, 1999 (the "Master Time Charter") and other related agreements. Alyeska is agent for the owners of the Trans-Alaska Pipeline. Our relationship with Alyeska began in the early 1970s during construction of the Trans-Alaska Pipeline and we have had formal agreements with Alyeska since approximately 1991. Under the Master Time Charter, Alyeska may, pursuant to individual charter orders which set forth the specific terms and conditions of each time charter, time charter from us vessels owned by us or chartered in by us from third parties, as required to provide tanker escort and docking services, emergency response in the event of an actual or potential pollution incident, firefighting and other related services needed by the oil companies to transport crude oil by tanker from Alaska to the continental United States. We operate each of the vessels chartered to Alyeska. Under our agreements with Alyeska, we also provide the oil companies with various shore-side services. As of December 31, 2004, 17 vessels owned by us, consisting of 10 tugs, 2 line boats and 5 barges, are under time charter to Alyeska. The tugs currently chartered to Alyeska are also capable of providing fire fighting and oil spill response services.

     We have also bareboat chartered from Prince William Sound Corporation eight vessels and 48 mini-barges, all of which are time chartered by us to Alyeska for oil spill, oil recovery and emergency response services. A number of these vessels are on standby throughout Prince William Sound solely for emergency response to oil spills. Unlike the vessels that we own, the vessels owned by Prince William Sound Corporation may only be used by Alyeska, unless authorized by Alyeska for third-party use.

     Because our tugs, line boats and barges chartered to Alyeska are capable of performing similar services for other companies in other locations, in the event that Alyeska decided that it did not require some or all of these vessels for its operations in Alaska, the Company could redeploy the vessels not required by Alyeska to other locations.

OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     The oil, chemical and petrochemical industries based in the United States require various forms of transportation to supply them with the raw materials required for their plants and to distribute their finished products. While companies engaged in these industries deploy numerous forms of transportation, including trucks, railroads and pipelines, certain distribution patterns and requirements make the use of ocean going vessels the most efficient means of transportation. The ocean going vessels used by Oil and Chemical Distribution and Transportation Services consist of tugs, barges (including articulated and integrated tug/barges) and tankers. In each case, the vessels are made of steel and contain a series of tanks, valves, pumps, generators and other equipment required for the carriage of liquid cargoes. All of our barges (including articulated and integrated tug/barges) and tankers are equipped with pumps which are capable of discharging the cargoes which have been loaded by shore based facilities.

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

     Oil and Chemical Distribution and Transportation Services uses four articulated tug/barge units. Unlike our oil barges which are towed by steel cables connected to tugs, our articulated tug/barge units are powered by specially designed tug boats which, through mechanical connections that utilize two large cylindrical pins, are connected to special fittings located in notches at the rear of their respective barges. Although the connection between these specially designed tugs and barges is not permanent and the tugs may operate independently of their barges, once the connection has been made, the tugs and barges operate as a single unified vessel. Our articulated tug/barge units employ a crew of eight and are capable of operating at speeds of up to 12 knots and carrying 155,000 barrels of refined products. We are currently constructing two new articulated tug/barge units which will be capable of carrying 180,000 barrels of refined product. These new units will utilize a design similar to the design used for the four units discussed above and will employ the same number of crew members and operate at the same speeds.

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

                             THE PETROLEUM SERVICE

     Petroleum Services either owns or leases numerous vessels used for the carriage of crude oil and petroleum products. Among these vessels is a fleet of 20 petroleum barges with capacities of up to 16,550 long tons which are primarily towed by 14 tugs owned by us. The barges and other specially designed vessels carry crude oil and petroleum products among refineries and storage terminals on the West Coast of the United States and Alaska.

     Petroleum Services also owns and/or operates four tank farms in western Alaska with a cumulative storage capacity of approximately 459,000 barrels of petroleum product. A number of our oil barges are used to carry petroleum products purchased for our account to and among various Alaskan ports. Many of these barges also carry, together with the product owned by us, product owned by third parties. The fuel which is purchased by us and carried aboard our barges is sold directly from our vessels and tank farms to customers in western Alaska who are the ultimate consumers.

     In July 2004, the Company entered into a definitive agreement to purchase a marine and land-based refined petroleum products distribution business from Northland Fuel LLC and Yukon Fuel as well as certain vessels and other assets used in Yukon Fuel Company's fuel distribution business in Alaska. For further information, see "Liquidity and Capital Resources" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          MARINE TRANSPORT CORPORATION

     Marine Transport Corporation ("MTC"), a wholly owned subsidiary acquired by the Company in 2001, either owns or leases several vessels used for the carriage of petroleum products and chemicals. Among these vessels are 3 tankers and 2 integrated and 4 articulated tug/barges with capacities of up to approximately 46,000 long tons. The barges, tankers and other specially designed vessels carry petroleum products and chemicals: (a) among refineries and storage terminals on the East Coast and West Coast of the United States and the Gulf of Mexico; and
(b) among ports in Puerto Rico and the Gulf of Mexico.

     MTC also provides vessel management services for 22 vessels belonging to other owners, including commercial companies and the United States government.

     In November 2004, MTC sold a vessel that represented a component of the Company, as defined in Statement of Financial Accounting Standard Board ("SFAS") 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations of this vessel have been classified as discontinued operations. For further information, see Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

     Due to our extensive network of facilities, our large fleet of vessels and active services over a large geographic area, Energy and Marine Services is able to respond quickly to a variety of situations, including emergencies, and assemble to customer specifications unique configurations of marine equipment which are otherwise unavailable. To provide this service, we use 31 tugs, 35 barges, and 2 crewboats and occupy approximately 15 acres of shore side terminals located in Seattle, Washington.

     During 2004, Energy and Marine Services was involved in the following projects:

     - providing assistance for the installation of several platforms in the Gulf of Mexico used for oil exploration;

     - transporting oil exploration cargo from foreign ports to Sakhalin Island, Russia, and between ports in Russia;

     - removal of drilling platform structures in Russia and demobilization of excess materials to the United States;

     - transporting materials between Pacific islands and the United States West Coast;

     - transporting oilfield equipment overland in winter-time Alaskan operations;

     - salvage/recovery projects in California and Alaska;

     - transporting cargoes between Washington and Alaska; and

     - transporting petroleum products between U.S. ports and between Venezuela and Trinidad.

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

SEASONALITY

     Revenues from Liner Services' trade between Puerto Rico and the United States have historically increased during the latter part of the third quarter and the early part of the fourth quarter of each year in anticipation of increased holiday sales by our customers and declined during the first quarter of each year. The service provided by Liner Services between Latin America and the United States, logistics services, and Ship Assist and Escort Services are generally not affected by seasonal factors. The carriage of chemicals and petroleum products among ports in the United States by the vessels used by Oil and Chemical Distribution and Transportation Services usually experiences a slight downturn during the summer months because of customer inventory adjustments and refinery shutdowns. The activities of our barges used by Oil and Chemical Distribution and Transportation Services to transport fuel to Alaska tend to increase during the second and third quarters of each year and decline during the first and fourth quarters. It is our practice to redeploy those barges which cannot be used in Alaska during the first and fourth quarters of each year to other areas in which operations are not restricted by weather conditions. The activities of Energy and Marine

Services conducted in Alaska and Russia tend to increase during the second and third quarters of each year and decline during the first and fourth quarters.

     For quarterly financial information concerning our revenues, operating profits, net income and earnings per share, see Note 21 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

CUSTOMERS

     Many of our services are provided in response to discrete customer requests for short-term services. For this reason, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. In general, the Company does not depend upon a single customer or a small group of customers, the loss of which would have a material adverse effect on its consolidated financial condition, results of operations, or cash flows. However, the failure to obtain contracts for a significant number of services could, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

                                 LINER SERVICES

     The services offered by Liner Services between the United States and Puerto Rico currently compete with three principal other carriers: Horizon Lines, Trailer Bridge and Sea Star Line, LLC. The services offered by Liner Services between the United States and Central America currently compete with three principal carriers: Maersk/Sealand, Seaboard, and American President Line. We believe our share of these markets in 2004 was substantial. Major competitors for Logistics services include: United Parcel Service, EXEL, Maersk Logistics, APL Logistics, Sovereign Logistics and Customs and Trade.

                        SHIP ASSIST AND ESCORT SERVICES

     Our principal competitor for providing ship assist, tanker escort, docking and lightering services on the West Coast of the United States is Foss Maritime. Numerous other public or privately held companies are also a source of competition. In Oakland, California, major competitors are Foss Maritime and Starlight. In

Southern California, major competitors are Foss Maritime and Millennium Towing Company. In Puget Sound, Washington, our major competitor is Foss Maritime. We believe that we had a substantial share of each of the Oakland, Southern California and Puget Sound markets in 2004.

           OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES

     We are a major carrier of petroleum products by barge in Alaska and by barge and tanker on the United States West Coast, East Coast, and the Gulf of Mexico. Major competitors in the barge trade are Sause Brothers, Foss Maritime, SeaCoast, Maritrans, Moran and Hornbeck Offshore Services. Oil companies and independent owners that operate vessels and other modes of petroleum transportation, including pipelines, also compete with our barges for petroleum cargo. Our vessels primarily compete in the carriage of chemicals against certain United States railroads, Allied Towing Corp., and Seabulk International. Our vessels primarily compete in the carriage of petroleum products against certain United States railroads, Seabulk International, American Heavylift Shipping Co., United States Shipping Partners L.P., Maritrans Inc., Keystone Shipping Co. and K-Sea Transportation Partners L.P.

                           ENERGY AND MARINE SERVICES

     Our principal United States based competitors for providing energy and marine services: (a) in the Gulf of Mexico are Tidewater, Edison Chouest, Delta Towing, Dolphin Towing, Harvey Gulf Marine, McDonough Marine Service, Otto Candies Marine Transportation and Towing and Smith Maritime; and (b) on the West Coast are Foss, Seacoast, Sause Brothers, Brusco and Dunlap Towing. West Coast transportation companies such as Lynden and Northland Services compete with us for general cargo moves, and, to a lesser extent, for general towing and emergency services. Among our principal foreign competitors are Seacor Smit, Seaspan and Seaspan Cyprus, Ltd., Anchor Marine Transport of Great Britain, ITC Towing of the Netherlands and Fairplay Towing. Competitors also include segments of the heavy lift shipping industry such as Dockwise and Blue Marlin. In providing logistics services, our primary competitors include ASCO, Sembcorp, Maersk, and S.D.V. Oilfield, which have an international presence. Further competition, primarily for government contracts, comes from qualified small businesses. In addition to the competitive factors described above, the expenses of Energy and Marine Services may be higher than those of certain competitors who provide similar services with nonunion labor.

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

     Our United States marine operations are also subject to regulation by various United States federal agencies or the successors of those agencies, including the Surface Transportation Board (the successor federal agency to the Interstate Commerce Commission), the Maritime Administration, the Customs Service, the Federal Maritime Commission and the Coast Guard. These regulatory authorities have broad powers over operational safety, tariff filings of freight rates, certain mergers, contraband, environmental contamination, financial reporting and homeland, port and vessel security.

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

                            ENVIRONMENTAL REGULATION

     All of the Company's operations are subject to various federal, state and local environmental laws and regulations implemented principally by the Environmental Protection Agency, the United States Department of Transportation, the United States Coast Guard and state environmental regulatory agencies. These regulations govern the management of hazardous wastes, discharge of pollutants into the air, surface and underground waters, including rivers, harbors and the 200-mile exclusive economic zone of the United States, and the disposal of certain substances. We are currently involved in the remediation of fourteen properties and have projected approximately $4.4 million to be spent over the next ten years on these projects. The contamination at these properties is the result of historic operations. We believe that our operations are in material compliance with current environmental laws and regulations. We are currently working with different state and federal agencies through agreed upon orders, decrees or voluntary actions on the remediation of the impacted properties mentioned above. We are unaware of any material pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

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

     For facilities, the statutory liability of responsible parties is limited to $350 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel. For any "other vessel" such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident proximately caused by violation of federal safety, construction or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities. Although we currently maintain the maximum available pollution liability insurance coverage that is available through the International Group of P&I Clubs, a catastrophic spill could result in liability in excess of available insurance coverage, as well as a material adverse effect on our consolidated financial condition, results of operations or cash flows.

     Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers operating in United States waters must be built with double hulls, and existing single-hull double-side or double-bottom vessels must be phased out over time, unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the United States Coast Guard, the Company has one vessel in 2005 and one vessel in 2006 that must stop carrying petroleum and petroleum products if they are not retrofitted with double hulls. If these vessels are not replaced, the impact on the Company's financial condition, results of operations and cash flows would not be material. In addition, we own 19 other vessels which, during the six year period beginning in 2010, will need to be retrofitted with double hulls in order to continue to carry petroleum or petroleum products in United States waters. While the Company has not completed its study of what it would cost to make such vessels comply with OPA 90 or to replace non-complying vessels with new or used complying vessels, we believe that the cost would represent a material capital expenditure.

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

     Although we believe we are in substantial compliance with all applicable foreign law, regulation and other legal requirements, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in some of our offshore operations and there can be no assurance that such costs, liabilities and penalties will not be incurred by or imposed on us in the future.

EMPLOYEES

     As of December 31, 2004, we had 4,268 employees, including 1,904 employed on vessels and 2,364 employed at our domestic and foreign offices and other land-based facilities. Approximately 2,770 of the Company's employees are employed under the terms of 32 separate collective bargaining agreements with 13 different unions which, among other things, set forth the wages and benefits of these employees. These agreements have expiration dates ranging from 2005 to 2008. The Company's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                                                  PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE DURING THE
NAME                                        AGE                       PAST FIVE YEARS
----                                        ---   --------------------------------------------------------
Thomas B. Crowley, Jr. ...................  38    Chairman of the Board, President and Chief Executive
                                                  Officer of the Company.
William A. Pennella.......................  60    Vice Chairman of the Board of Directors of the Company
                                                  since September 2000; Executive Vice President of the
                                                  Company since January 1996.
Albert M. Marucco.........................  63    Vice President and Treasurer of the Company.
William P. Verdon.........................  64    Senior Vice President and General Counsel of the
                                                  Company.
John C. Calvin............................  45    Senior Vice President and Controller of the Company
                                                  since January 2005; Vice President and Controller of the
                                                  Company from September 2000 to December 2004; Director
                                                  of Corporate Planning of the Company from January 1999
                                                  to September 2000.
Susan L. Rodgers..........................  55    Senior Vice President of Administration of the Company
                                                  since January 2005; Vice President, Human Resources of
                                                  the Company from January 1997 to December 2004.

ITEM 2.  PROPERTIES.

     Our corporate headquarters and executive offices are located at 155 Grand Avenue, Oakland, California 94612, where we lease approximately 15,800 square feet pursuant to a lease which expires in 2008. Liner Services conducts its operations from offices located at 9487 Regency Square Boulevard, Jacksonville, Florida 32225, a 100,000 square foot building owned by the Company. The operations of Ship Assist and Escort Services and the operations of Energy and Marine Services are primarily conducted from offices located at 1102 Southwest Massachusetts Street, Pier 17, Seattle, Washington 98134, where we lease approximately 40,000 square feet pursuant to a lease which expires in 2022. The operations of Oil and Chemical Distribution and Transportation Services are primarily conducted from our offices located at 100 Lighting Way, Secaucus, New Jersey 07094, where we will lease approximately 14,030 square feet pursuant to a lease which expires in 2010, and our offices located at Pier 17, in Seattle, Washington.

     We also maintain additional facilities in the United States and abroad to support our businesses, including warehouse facilities and dock facilities in Jacksonville, Florida, Port Everglades, Florida, Miami, Florida, Pennsauken, New Jersey, Valdez, Alaska, Seattle, Washington, and San Juan, Puerto Rico, some of which serve as ports-of-call for many customers. In addition, we maintain strategically dispersed operating bases, and offices in Houston, Texas, Long Beach, California, Atlanta, Georgia, New Orleans, Louisiana, and Vancouver, Washington. Petroleum tank farms are located in Bethel, Kotzebue, Nome and Captain's Bay, Alaska in support of our Alaska petroleum businesses.

     We believe that all of our facilities and equipment are in good condition, well maintained and able to support our current operations. For additional information concerning our properties, see the information concerning our fleet of vessels and certain other properties as set forth in "Item 1. Business" of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

  GENERAL LITIGATION

     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004, cannot be ascertained. While these matters could affect our operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below in this "Item 3. Legal Proceedings.") would not be material to the Company's consolidated financial condition, results of operations or cash flows.

  LITIGATION INVOLVING DIRECTORS

     A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants have pursued a corporate policy of entrenching the Company's controlling stockholder, Thomas B. Crowley, Jr., and certain members of the Crowley family by allegedly expending corporate funds improperly. The plaintiffs seek damages and other relief. On February 25, 2005, the Company and the director defendants filed a motion with the Delaware Court of Chancery seeking dismissal of the lawsuit. The Company believes that the lawsuit is without merit.

  ENVIRONMENTAL LITIGATION

     Environmental costs represent reclamation costs for which the Company has determined it is responsible to remediate. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when the Company's responsibility for environmental remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of contamination of property and the Company's share of remediation responsibility. Historically, actual provisions for environmental costs have not differed materially from accrued amounts.

     During 2003 and 2002, the Company reached agreements with its insurance underwriters to settle all costs incurred to date and any future costs related to environmental remediation resulting from occurrences prior to 1986. The amounts of the settlements were $1.0 million and $5.3 million, in 2003 and 2002, respectively, net of unrecoverable amounts due to insolvency of certain underwriters. Both of these settlements were collected during 2003. The Company recognized $1.0 million and $2.2 million as a reduction to claims expense in 2003 and 2002, respectively. Please see Note 17 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information.

  ASBESTOS LITIGATION

     The Company is currently named as a defendant with other shipowners and numerous other defendants with respect to approximately 16,000 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Cleveland, Ohio and Detroit, Michigan. Each of these cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law.

     Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, Judge Charles R. Weiner administratively dismissed the cases subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 35 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs' attorneys are not actively pursuing the cases. It is not known whether Judge Weiner will be able to develop a plan that will result in settlement of the cases. If he is unsuccessful, upon reinstatement, the cases should be remanded to the Ohio and Michigan Federal Courts.

     In addition, the Company is a defendant in approximately 110 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York.

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

     At December 31, 2004, the Company has accrued $2.7 million as its best estimate of the potential liability and recorded a receivable from its insurance companies of $1.2 million related to the asbestos litigation described above.

     The Company became aware of asbestos related litigation involving certain cases filed in Northern California during the first quarter of 2004. These claims were settled in late May 2004. The Company expensed $2.1 million and $4.2 million related to this litigation in the first and second quarters of 2004, respectively. Although no insurance receivable has been recorded on these claims, the Company is aggressively pursuing reimbursement from our insurance companies. In October 2004, the Company submitted demand letters to its insurance underwriters for settlement amounts and defense costs paid and in November 2004, the Company filed suit against the insurance underwriters. The case is currently in discovery. The Company intends to aggressively pursue the resolution of these insurance claims.

     While it is not feasible to accurately predict or determine the ultimate outcome of all pending investigations and legal proceedings relating to asbestos or toxic substances or provide reasonable ranges of potential losses with respect to these matters, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse affect on the Company's consolidated financial condition, operating results or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED DECEMBER 31, 2004
Fourth Quarter(1)...........................................  $1,125   $1,110
Third Quarter(1)............................................  $1,175   $1,100
Second Quarter..............................................  $1,160   $1,150
First Quarter...............................................  $1,150   $1,036
FISCAL YEAR ENDED DECEMBER 31, 2003
Fourth Quarter(1)...........................................  $1,036   $1,036
Third Quarter(1)............................................  $1,036   $1,030
Second Quarter..............................................  $1,100   $1,030
First Quarter(1)............................................  $1,207   $1,100

---------------

(1) No trades during this quarter

     As of March 1, 2005, we had 476 stockholders of record of our voting common stock and one holder of record of our Class N non-voting common stock.

     We pay no dividends on our common stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings to finance operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors may deem relevant. Payment of cash dividends on our common stock is currently prohibited by the terms of certain agreements to which the Company is a party. (See Note 12 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".)

     The Company's financing agreements for Title XI borrowings contain restrictive covenants which require, among other things, annual maintenance of working capital that is equal to or greater than 50% of the total of charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital so required at December 31, 2004 was $41.9 million. While the Company is prohibited from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period so long as the combined cost does not exceed $10.0 million. At December 31, 2004, the Company was in compliance with all covenants under its financing and leasing arrangements.

     The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan ("RSP"), which held 9,063 shares of our common stock at December 31, 2004, all of which are fully vested. Distributions of shares allocated to RSP participants are made as soon as practicable following the participant's death, disability retirement or termination of Company employment after attainment of age 65. All other participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution consisting of shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of common stock are subject to the Company's right to repurchase them for cash equal to their fair market value (discounted for lack of marketability), determined as of the calendar year-end that coincides with or immediately precedes the date of distributions.

     The Company also sponsors the Stock Savings Plan ("SSP"), an employee stock ownership plan which held 4,579 shares of our common stock at December 31, 2004, all of which are fully vested. Participants in the SSP have the option to sell their stock to the Company at the common stock's marketable fair value (without discounting for lack of marketability), determined by an independent appraisal as of the preceding calendar year-end, upon retirement, death or after a break in service.

     A summary of our common stock purchased by the Company from participants in the RSP and SSP in the fourth quarter of 2004 is as follows:

                                                              TOTAL NUMBER OF SHARES         MAXIMUM NUMBER (OR
                                              AVERAGE PRICE   (OR UNITS) PURCHASED AS   APPROXIMATE DOLLAR VALUE) OF
                           TOTAL NUMBER OF      PAID PER         PART OF PUBLICLY        SHARES (OR UNITS) THAT MAY
                          SHARES (OR UNITS)       SHARE         ANNOUNCED PLANS OR       YET BE PURCHASED UNDER THE
PERIOD                        PURCHASED         (OR UNIT)            PROGRAMS                PLANS OR PROGRAMS
------                    -----------------   -------------   -----------------------   ----------------------------
October 1-31, 2004......         120            $1,667.25               N/A                         N/A
November 1-30, 2004.....           8             1,235.00               N/A                         N/A
December 1-31, 2004.....          89             1,900.00               N/A                         N/A
                                 ---            ---------
Total...................         217            $1,746.77               N/A                         N/A
                                 ===            =========

ITEM 6.  SELECTED FINANCIAL DATA.

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

     In February 2004, the Company sold its Logistics operations based in Venezuela for $1.5 million. In November 2004, the Company sold a vessel that was a component of the Company, as defined in Statement of Financial Accounting Standard ("SFAS") 144 Accounting for the Impairment or Disposal of Long-Lived Assets, for $8.8 million. Accordingly, all financial information in "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been restated to present the discontinued Venezuela operations and discontinued vessel operations separately from the Company's continuing operations. The balance sheet data for December 31, 2000 through 2003 has been restated for certain working capital reclassifications to conform with the December 31, 2004 presentation.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2004       2003       2002       2001       2000
                                              --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Operating revenues..........................  $999,710   $968,095   $960,146   $985,661   $795,384
Operating income............................    27,454     35,199     35,409     36,643     41,270
Income from continuing operations...........     8,327     10,060     15,803     18,010     20,505
Income (loss) from discontinued operations,
  including loss on disposal, net of tax....    16,588      3,181      1,469      2,071       (252)
Cumulative effect of change in accounting
  principle, net of tax.....................        --       (420)        --         --         --
Net income..................................    24,915     12,821     17,272     20,081     20,253
Preferred stock dividends...................    (1,575)    (1,575)    (1,666)    (1,849)    (2,031)
Net income attributable to common
  shareholders..............................  $ 23,340   $ 11,246   $ 15,606   $ 18,232   $ 18,222
Basic Earnings Per Common Share:
  Income from continuing operations.........  $  49.90   $  62.53   $ 103.94   $ 118.90   $ 136.71
  Loss from discontinued operations.........    122.60      23.44      10.80      15.24      (1.86)
  Cumulative effect of change in accounting
     principle..............................        --      (3.10)        --         --         --
                                              --------   --------   --------   --------   --------
  Net income................................  $ 172.50   $  82.87   $ 114.74   $ 134.14   $ 134.85
                                              ========   ========   ========   ========   ========
Diluted Earnings Per Common Share:
  Income from continuing operations.........  $  49.90   $  62.12   $  96.83   $ 109.37   $ 124.23
  Loss from discontinued operations.........    122.60      19.64       9.06      12.77      (1.56)
  Cumulative effect of change in accounting
     principle..............................        --      (2.59)        --         --         --
                                              --------   --------   --------   --------   --------
  Net income................................  $ 172.50   $  79.17   $ 105.89   $ 122.14   $ 122.67
                                              ========   ========   ========   ========   ========

                                                               AS OF DECEMBER 31,
                                             ------------------------------------------------------
                                               2004        2003        2002       2001       2000
                                             --------   ----------   --------   --------   --------
BALANCE SHEET DATA:
Current assets.............................  $366,935   $  370,728   $233,293   $201,480   $262,189
Non current assets.........................   613,822      642,242    650,568    603,248    428,938
                                             --------   ----------   --------   --------   --------
Total assets...............................  $980,757   $1,012,970   $883,861   $804,728   $691,127
                                             ========   ==========   ========   ========   ========
Current liabilities........................  $203,332   $  214,372   $192,644   $200,523   $179,039
Other non current liabilities..............   112,210      126,488    117,392    112,395     74,034
Long-term debt.............................   341,380      372,373    285,895    209,622    172,407
Redeemable preferred stock.................        --           --         --      2,367      4,739
Stockholders' equity.......................   323,835      299,737    287,930    279,821    260,908
                                             --------   ----------   --------   --------   --------
Total liabilities, redeemable preferred
  stock and stockholders' equity...........  $980,757   $1,012,970   $883,861   $804,728   $691,127
                                             ========   ==========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this report. As explained in the beginning of Part I of this report, in addition to historical information, the following discussion contains forward-looking information that involves risks and uncertainties.

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

     In February 2004, the Company sold its Logistics operations based in Venezuela for $1.5 million. In November of 2004, the Company sold a vessel that was a component of the Company, as defined in SFAS 144, for $8.8 million. Accordingly, all financial information in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been restated to present the discontinued Venezuela operations and the discontinued vessel operations separately from the Company's continuing operations.

     A summary of the Company's consolidated results of operations for the years ended December 31, 2004, 2003 and 2002 is provided below. A summary of certain financial information for each of the Company's segments for the years ended December 31, 2004, 2003 and 2002 is presented in Note 20 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

                                                  YEAR ENDED
                                                 DECEMBER 31,         $            %
                                               ----------------    INCREASE     INCREASE
                                                2004      2003    (DECREASE)   (DECREASE)
                                               -------   ------   ----------   ----------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating revenues...........................  $ 999.7   $968.1     $ 31.6         3.3%
Operating income.............................  $  27.5   $ 35.2     $ (7.7)      (21.9)%
Net income attributable to common
  shareholders...............................  $  23.3   $ 11.2     $ 12.1       108.0%
Basic income per common share................  $172.50   $82.87     $89.63       108.2%
Diluted income per common share..............  $172.50   $79.17     $93.33       117.9%

                                                  YEAR ENDED
                                                 DECEMBER 31,         $            %
                                               ----------------    INCREASE     INCREASE
                                                2003     2002     (DECREASE)   (DECREASE)
                                               ------   -------   ----------   ----------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating revenues...........................  $968.1   $ 960.1    $   8.0         0.8%
Operating income.............................  $ 35.2   $  35.4    $  (0.2)       (0.6)%
Net income attributable to common
  shareholders...............................  $ 11.2   $  15.6    $  (4.4)      (28.2)%
Basic income per common share................  $82.87   $114.74    $(31.87)      (27.8)%
Diluted income per common share..............  $79.17   $105.89    $(26.72)      (25.2)%

     We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) entered into a construction contract in June of 2004 for two articulated tug/barge units; (2) entered into a definitive agreement effective July 20, 2004 to purchase a fuel distribution business in Alaska; and (3) purchased one transportation management company in 2003. To be certain that we have the financial resources required for any project that meets our criteria, we maintain a revolving line of credit that may provide up to $95.0 million. At December 31, 2004, the Company had cash and cash equivalents of $142.9 million and long-term debt in the amount of $372.4 million.

CRITICAL ACCOUNTING POLICIES

     The preparation of the consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact those consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, goodwill, revenue recognition, and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

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

  GOODWILL

     Goodwill represents the costs of acquired companies in excess of the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, goodwill deemed to have an indefinite life is not amortized, but is subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment; the assessment primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

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

     The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is unable to predict the ultimate outcome of this litigation and an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of these litigation and environmental liabilities could have a material impact on the Company's financial position, results of operations and cash flows. See "Item 3. Legal Proceedings" and Notes 17 and 18 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

     The following table sets forth: (a) operating revenues and operating income for Liner Services, Ship Assist and Escort Services, Oil and Chemical Distribution and Transportation Services, and Energy and Marine Services for the years ended December 31, 2004, 2003 and 2002; and (b) other income and expenses not specifically attributable to these operating segments. Other income and expenses include interest income, interest expense, and minority interest in consolidated subsidiaries. The Company evaluates the performance of its operating segments based upon the operating income of the segment, excluding interest income and expense and income taxes. See the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for further information.

     Included in operating income of all four of our segments are allocations for corporate services, which include vessel acquisition, accounting, legal, human resources, information technology, insurance services and purchasing support. Vessel acquisition charges represent an allocation of the utilized vessels, depreciation and amortization based on intercompany bareboat charters. Other corporate services are allocated based upon various assumptions, depending on the type of cost being allocated. Asset charges (recoveries) are allocated to the segment that last used the asset.

                 SEGMENT OPERATING REVENUE AND OPERATING INCOME
                         AND OTHER INCOME AND EXPENSES
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
Operating revenues
  Liner Services............................................  $632,255   $578,554   $530,393
  Ship Assist and Escort Services...........................    75,035     73,665     70,504
  Oil and Chemical Distribution and Transportation
     Services...............................................   213,431    245,628    270,672
  Energy and Marine Services................................    78,989     70,248     88,577
                                                              --------   --------   --------
Total operating revenues....................................   999,710    968,095    960,146
                                                              --------   --------   --------
Operating income (loss):
  Liner Services............................................    19,734     20,946     18,219
  Ship Assist and Escort Services...........................    10,189      9,746     13,637
  Oil and Chemical Distribution and Transportation
     Services...............................................     9,407     18,050      1,467
  Energy and Marine Services................................   (11,876)   (13,543)     2,086
                                                              --------   --------   --------
Total operating income......................................    27,454     35,199     35,409
                                                              --------   --------   --------
Other income (expense):
  Interest income...........................................     1,987        354        688
  Interest expense..........................................   (20,165)   (19,729)   (14,100)
  Minority interest in consolidated subsidiaries............       127      1,721        629
  Other income..............................................     1,024        115        177
                                                              --------   --------   --------
Income from continuing operations before income taxes.......    10,427     17,660     22,803
Income tax expense..........................................    (2,100)    (7,600)    (7,000)
                                                              --------   --------   --------
Income from continuing operations...........................     8,327     10,060     15,803
Discontinued operations:
  Income from operations, including loss on disposal (net of
     $9,400, $400 and $700 tax expense in 2004, 2003 and
     2002, respectively)....................................    16,588      3,181      1,469
                                                              --------   --------   --------
Income before cumulative effect of change in accounting
  principle.................................................    24,915     13,241     17,272
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................        --       (420)        --
                                                              --------   --------   --------
Net income..................................................  $ 24,915   $ 12,821   $ 17,272
                                                              ========   ========   ========

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 AND 2003

     Consolidated operating revenues in 2004 increased $31.6 million, or 3.3%, to $999.7 million compared with $968.1 million in 2003. This increase was the result of the following events or circumstances:

     - $24.7 million as the result of higher prices for direct sales of fuel;

     - $12.8 million generated by the vessel mobilization and transportation of oil exploration cargo in Far East Russia and Korea;

     - $6.0 million generated by increased government and commercial contract activity in the Gulf of Mexico and United States west coast;

     - $40.9 million from our scheduled marine transportation services as a result of an increase in rates and container and noncontainer volume; and

     - $9.5 million generated by a transportation management company specializing in the apparel industry that we acquired in 2003.

     These increases were partially offset by decreases in revenues which resulted from the following events or circumstances:

     - $14.6 million in direct fuel sales from a decrease in volume sold;

     - $7.4 million as a result of reduced demand for oil transportation activities on the United States west coast;

     - $9.0 million from reduced activity in our Northern Alaskan marine and land operations; and

     - $36.7 million from fewer vessels operating in the Oil and Chemical Distribution and Transportation Services segment as a result of vessels being sold or dry-docked.

     Consolidated operating expenses increased $32.9 million in 2004, or 3.9%, to $882.0 million compared with $849.1 million in 2003. This increase in consolidated operating expenses was primarily caused by:

     - $16.9 million associated with higher fuel prices for fuel purchased for our direct fuel sales;

     - $13.8 million increased outfitting and mobilization charges related to the Russia and Korea projects;

     - $13.1 million in vessel-related costs and $19.6 million in non-vessel costs from our scheduled marine transportation services as a result of an increase in container and noncontainer volume;

     - $10.7 million attributable to the operations of a transportation management company specializing in the apparel industry that we acquired in 2003; and

     - $6.3 million for a payment made by the Company during the second quarter of 2004 to settle certain asbestos-related claims.

     These increases were partially offset by decreased expenses of:

     - $10.3 million for the cost of fuel from a decrease in volume sold;

     - $3.4 million as a result of reduced demand for oil transportation activities on the United States west coast;

     - $7.6 million from reduced activity in our northern Alaskan land and marine operations; and

     - $33.4 million in vessel-related expenses due to fewer vessels operating in the Oil and Chemical Distribution and Transportation Services as a result of vessels being sold or dry-docked.

     Consolidated general and administrative expenses increased $1.1 million, or 3.5%, to $32.5 million in 2004 compared with $31.4 million in 2003. This increase is primarily attributable to a $.6 million increase in payroll related costs and a $.4 million increase in insurance costs related to split-dollar insurance and director life insurance policies.

     Consolidated depreciation and amortization expense increased $4.8 million, or 8.3%, to $62.6 million in 2004 compared with $57.8 million in 2003. This increase is the result of an increase in dry-dock amortization in the amount of $8.4 million and a $.4 million impairment loss recorded on a non-compete agreement during 2004, which was partially offset by a decrease in depreciation of $4.2 million. Dry-dock costs for thirteen vessels were amortized in 2004 compared with ten vessels in 2003. The decrease in depreciation was mostly caused by lower depreciation expense due to a reduction in the number of vessels in service.

     Consolidated asset recoveries, net decreased $.6 million, or 11.1%, to a recovery of $4.8 million in 2004 compared with a recovery of $5.4 million in 2003. During 2004, gains of $6.1 million resulted from the sale of equipment, land and seven vessels. These gains were partially offset by impairment charges of $1.2 million on four vessels which were taken out of service and are held for sale. During 2003, gains of $5.8 resulted from the sale of equipment, land, land improvements and ten vessels, which was partially offset by a $.4 million writedown of vessel improvements.

     As a result, our consolidated operating income decreased $7.7 million, or 21.9% to $27.5 million in 2004 compared with $35.2 million in 2003.

     Due to an increase in the Company's average cash and cash equivalent amounts on hand and higher interest rates in 2004, interest income increased $1.6 million to $2.0 million in 2004 compared with $.4 million in 2003.

     Interest expense increased $.5 million, or 2.5%, to $20.2 million in 2004 compared with $19.7 million in 2003. This increase was due to a $1.1 million increase in interest expense incurred for vessel financings which was partially offset by a decrease of $.4 million in interest expense on our Revolving Credit Agreement. There were no borrowings under the Revolving Credit Agreement during 2004.

     Minority interest in consolidated subsidiaries decreased $1.6 million to $.1 million in 2004 compared with $1.7 million in 2003. This decrease is due to the Company's acquisition in December 2003 of the remaining 25% interest in a joint venture in which it previously owned a 75% interest.

     Other income increased $.9 million to $1.0 million in 2004 compared with $.1 million in 2003 due to income earned on investments of the Company's deferred compensation plan. The investments are classified as trading securities in accordance with SFAS 115 Accounting for Certain Investments in Debt and Equity Securities.

     Income tax expense decreased $5.5 million, to $2.1 million in 2004 compared with $7.6 million in 2003. The effective tax rate was 20.1% for 2004 and 43.0% for 2003. The decrease in the effective tax rate is due to reduced vessel repairs which may be capitalized for tax purposes and favorable IRS court case resolution.

     Discontinued operations increased $13.4 million to income of $16.6 million in 2004 from $3.2 million in 2003. This increase was due to the sale of a vessel that was considered a component of the Company, as defined by SFAS 144. The Company received a payment in the amount of $20.8 million pursuant to the termination of a series of charters for the vessel.

     As a result, net income attributable to common shareholders increased $12.1 million to $23.3 million ($172.50 basic and diluted income per common share) in 2004 compared with $11.2 million ($82.87 basic income per common share and $79.17 diluted income per common share) in 2003.

  Liner Services

     Operating revenues from our Liner Services segment increased $53.7 million, or 9.3%, to $632.3 million in 2004 compared with $578.6 million in 2003. The increase is primarily attributable to a 3.0% increase in container and noncontainer volume, an 8.1% increase in average revenue, and an increase of 40.4% in other logistical service revenues. The Company's container and noncontainer volume increased to 599,693 TEU's during 2004 from 581,955 TEU's during 2003 due to: (a) a service from the United States to Haiti which commenced operation during the third quarter of 2003; and (b) growth in our Central America-Gulf service. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges. An increase in other logistical service revenues resulted from: (a) an increase of $2.3 million generated by our expanding warehousing and distribution operations in Central America; and (b) $9.5 million of revenue generated by a transportation management company specializing in the apparel industry that we purchased in July 2003.

     Operating expenses increased $50.9 million, or 9.7%, to $578.1 million in 2004 compared with $527.2 million in 2003. An increase in container and noncontainer volume and growth in our service to Haiti and our Central America-Gulf service generated an increase of $13.1 million in vessel and $19.6 million in non-vessel-related expenses. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, and equipment maintenance and repairs. An increase of

$10.7 million in other logistical service expenses was due to expenses incurred by a transportation management company specializing in the apparel industry purchased in July 2003. Allocation of certain costs arising from the settlement in 2004 of certain asbestos-related claims resulted in an increase of $4.3 million of operating expenses in 2004 compared to 2003.

     Depreciation and amortization increased $2.5 million, or 24.3%, to $12.8 million in 2004 compared with $10.3 million in 2003. The increase was directly attributable to a $2.0 million increase in dry-dock amortization and a $.4 million impairment loss recorded on a non-compete agreement during 2004. Liner Services amortized dry-dock costs for nine vessels during the year ended December 31, 2004 compared with six vessels during the year ended December 31, 2003.

     Asset recoveries, net decreased $.4 million to $.6 million in 2004 compared with $1.0 million in 2003. The gains of $.6 million resulted from disposals of equipment during the year ended December 31, 2004 and the gains of $1.0 million resulted from the disposals of two vessels and equipment during the year ended December 31, 2003.

     As a result, the operating income from Liner Services decreased $1.2 million to $19.7 million in 2004 compared with $20.9 million in 2003.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment increased $1.3 million, or 1.8%, to $75.0 million in 2004 compared with $73.7 million for 2003. The increase was directly attributable to: (a) a $2.1 million increase in rates, most of which was attributable to a fuel surcharge to cover rising fuel prices; and (b) $1.0 million of revenues from operations in Oakland, California which commenced during the second quarter of 2004. This increase was partially offset by a decrease in tug volumes which resulted in a $1.8 million reduction in revenues. The decrease is largely a result of decreased tanker volumes in the Puget Sound, Washington. Overall vessel utilization rates remained constant at 72% during 2004 and 2003.

     Operating expenses increased $1.4 million, or 2.3%, to $63.2 million in 2004 compared with $61.8 million during 2003. Vessel-related costs, such as crew, fuel and repairs and maintenance costs, increased by $2.0 million, of which $.8 million was attributed to labor and fuel costs associated with the operations in Oakland, California which commenced during the second quarter of 2004. Non-vessel expenses decreased $1.3 million due to a $2.6 million decrease in property taxes which was partially offset by a $.9 million increase in subcontracting costs.

     Asset recoveries, net increased $.7 million to a recovery of $.7 million during the year ended December 31, 2004 related to the disposal of one vessel.

     As a result, operating income from Ship Assist and Escort Services increased $.5 million to $10.2 million in 2004 compared with $9.7 million in 2003.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment decreased $32.2 million, or 13.1%, to $213.4 million in 2004 compared with $245.6 million for 2003. The decrease is directly attributable to: (a) a $14.6 million decrease in revenues from the direct sale of fuel caused by a decrease in sales volume due to the loss of a large customer in Petroleum Services offset by the addition of several customers; (b) a $7.4 million decrease in revenues caused by reduced demand for oil transportation services on the United States west coast; and (c) a $36.7 million decrease in revenues caused by the absence of certain vessels in 2004 (either due to sale or drydocking of the vessels) that were in service during 2003. This decrease was partially offset by a $24.7 million increase in revenues generated by higher prices for fuel sold directly by us. Overall vessel utilization decreased to 64% in 2004 compared to 69% in 2003.

     Operating expenses decreased $28.8 million, or 13.6%, to $182.7 million during 2004 compared with $211.5 million during 2003. This decrease is primarily attributable to: (a) a $10.3 million decrease in the cost of fuel from a decrease in volume sold attributable to the loss of a large customer in Petroleum Services offset by the addition of several customers; (b) a $33.4 million decrease in expenses caused by the absence of certain vessels in 2004 (either due to sale or drydocking of the vessels) that were in service during 2003; and (c) a $3.4 million decrease in expenses caused by reduced demand for oil transportation services on the United States west coast. This decrease was partially offset by an increase of $16.9 million arising from higher costs of fuel purchased for resale.

     Depreciation and amortization increased $4.2 million, or 36.5%, to $15.7 million during 2004 compared with $11.5 million during 2003. The increase was directly attributable to a $7.2 million increase in dry-dock amortization for vessels and was partially offset by a decrease in depreciation of $3.0 million. A decrease in depreciation was caused by the disposal of vessels during 2003. Dry-dock costs for four vessels were amortized during the years ended December 31, 2004 and 2003. Spending for the drydocking of three vessels in 2003 was $15.7 million higher than the amounts spent in 2004 for drydocking one vessel, resulting in higher amortization in 2004 compared with 2003.

     Asset recoveries, net decreased $1.8 million during 2004 compared with 2003 due to the sale of three vessels and land during 2003.

     As a result, the operating income from Oil and Chemical Distribution and Transportation Services decreased $8.7 million to $9.4 million in 2004 compared with $18.1 million for 2003.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment increased $8.8 million, or 12.5%, to $79.0 million in 2004 compared with $70.2 million for 2003. The increase was directly attributable to an increase in 2004 revenues of:
(a) $12.8 million from vessel mobilization and transportation of oil exploration cargo in Far East Russia and Korea; and (b) $6.0 million generated by increased government and commercial contract activity in the Gulf of Mexico and United States west coast. This increase was partially offset by reduced 2004 revenues of $9.0 million caused by reduced activity in our Northern Alaskan marine and land operations. Overall vessel utilization increased to 49% in 2004 compared to 46% in 2003. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile.

     Operating expenses increased $15.8 million, or 15.3%, to $118.9 million during 2004 compared with $103.1 million in 2003. The increase is directly attributable to: (a) charges in the amount of $13.8 million arising from increased outfitting and mobilization activity related to projects in Russia and Korea; (b) higher fuel and labor costs in the amount of $6.5 million arising from vessels chartered, at cost, by our Energy and Marine Services segment to our Puerto Rico and Caribbean Islands Service; (c) an increase of $1.9 million for administrative costs, including payroll and corporate services allocated to this segment; and (d) an increase of $1.6 million in other vessel-related costs. These increases were offset by a reduction of $7.6 million in operating costs in our Northern Alaskan land and marine operations as a result of reduced activity.

     Depreciation and amortization decreased $1.4 million, or 11.5%, to $10.8 million during 2004 compared with $12.2 million during 2003. The decrease was the result of a reduction in depreciation in the amount of $1.0 million due to fewer vessels in service and a $.3 million depreciation adjustment made for a vessel placed in service during the first quarter of 2003 that was previously classified as held for sale.

     Asset recoveries, net increased $1.0 million, or 38.5%, to a recovery of $3.6 million in 2004 as compared with $2.6 million in 2003. During 2004, a gain of $4.5 million resulted from the sale of five vessels and land improvements, which were partially offset by a $.9 million writedown on three vessels. During 2003, a gain of $2.9 million resulted from the sale of five vessels and land improvements, which were partially offset by a $.3 million writedown of vessel improvements.

     As a result, the operating loss from Energy and Marine Services decreased by $1.6 million to $11.9 million for 2004 compared with a loss of $13.5 million in 2003.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 AND 2002

     Consolidated operating revenues in 2003 increased $8.0 million, or .8%, to $968.1 million compared with $960.1 million in 2002. This increase was the result of the following events or circumstances:

     - $8.3 million as the result of higher prices for the direct sale of fuel;

     - $4.3 million as a result of higher demand for oil transportation activities on the United States west coast;

     - $8.0 million from increased vessel activity in the Gulf of Mexico;

     - $34.3 million from our scheduled marine transportation services as a result of an increase in container and noncontainer volume;

     - $20.6 million from the operation of three ATB's placed in service during the third and fourth quarters of 2002 and one ATB placed in service during the second quarter of 2003;

     - $13.6 million generated by a transportation service provider purchased in 2002 and a transportation management company specializing in the apparel industry that we acquired in 2003; and

     - $4.0 million from the activation of the ready-reserve vessels managed for the United States Government for the war in Iraq.

     These increases were partially offset by decreases in revenues which resulted from the following events or circumstances:

     - $22.8 million due to the sale of MTL Petrolink Corp. in 2002;

     - $7.8 million from reduced government and commercial contract activity on the west coast of the United States;

     - $18.5 million from the revenues earned from the vessel outfitting and mobilization and the transportation of oil exploration cargo to Sakhalin Island, Russia; and

     - $39.2 million as a result of fewer vessels operating in the Oil and Chemical Distribution and Transportation Services segment as a result of vessels being sold or dry-docked.

     Consolidated operating expenses increased $11.8 million in 2003, or 1.4%, to $849.1 million compared with $837.3 million in 2002. This increase in consolidated operating expenses was primarily caused by:

     - $6.3 million associated with higher fuel prices for fuel purchased for our direct fuel sales;

     - $9.7 million in vessel-related costs and $23.1 million in non-vessel related costs from our scheduled marine transportation services as a result of an increase in container and noncontainer volume;

     - $10.3 million in vessel-related costs for increased crew, fuel, repairs and maintenance and other vessel costs in our Ship Assist and Escort Service segment and Energy and Marine Service segment;

     - $7.8 million from the operation of three ATB's placed in service during 2002 and one ATB placed in service in 2003; and

     - $12.6 million of expenses attributable to the operations of a transportation service provider purchased in 2002 and a transportation management company specializing in the apparel industry purchased in 2003.

     These increases were partially offset by decreased expenses of:

     - $23.0 million of operating expenses not incurred due to the sale of MTL Petrolink Corp. in 2002;

     - $6.1 million for one-time outfitting charges in 2002 and reduced activity in 2003 related to the Sakhalin Island, Russia project;

     - $24.2 million in vessel-related expenses due to a reduction in the number of vessels operating in the Oil and Chemical Distribution and Transportation Services segment due to the sale or dry-docking of certain vessels; and

     - $4.0 million in reimbursable costs due to the activation of the ready-reserve vessels managed for the United States government.

     Consolidated general and administrative expenses decreased $1.9 million, or 5.7%, to $31.4 million in 2003 compared with $33.3 million in 2002. This decrease was primarily attributable to insurance costs related to split-dollar life insurance, which decreased $2.8 million from 2002. This decrease was offset by an increase of $.4 million in payroll related costs.

     Consolidated depreciation and amortization expense increased $3.8 million, or 7.0%, to $57.8 million in 2003 compared with $54.0 million in 2002 primarily as the result of $6.4 million in depreciation for new assets placed in service, of which the most significant was depreciation relating to the four new ATB's during 2003. The increase was also generated by an increase in dry-dock amortization in the amount of $2.9 million as a result of amortizing the cost of dry-docking ten vessels in 2003 compared with nine vessels in 2002. These increases were partially offset by the absence of depreciation in the amount of $4.6 million attributed to vessels sold in 2003.

     Consolidated asset recoveries, net increased $5.6 million to a recovery of $5.4 million in 2003 compared with a charge of $.2 million in 2002. During 2003, gains of $5.8 million resulted from the sale of equipment, land, land improvements and ten vessels, which were partially offset by a $.4 million writedown of vessel improvements. During 2002, five vessels and various equipment were sold for a gain of $1.4 million, one vessel was destroyed by fire (resulting in a $3.9 million gain net of incurred costs from involuntary conversion), and $5.5 million of impairment charges were recognized on vessels designated for disposal.

     As a result, our consolidated operating income decreased $.2 million, or ..6% to $35.2 million in 2003 compared with $35.4 million in 2002.

     Interest income decreased $.3 million, or 42.9%, to $.4 million in 2003 compared with $.7 million in 2002. This decrease was due to a decrease in the Company's average cash and cash equivalents and lower interest rates during 2003 compared to 2002.

     Interest expense increased $5.6 million, or 39.7%, to $19.7 million in 2003 compared with $14.1 million in 2002. This is a result of: (a) a reduction in the amount of $3.9 million in capitalized interest associated with the construction of the ATB's during 2003; and (b) an increase in the amount of $1.9 million in interest expense for amounts borrowed for vessel financings in 2003.

     Minority interest in consolidated subsidiaries increased $1.1 million to income of $1.7 million in 2003 compared with $.6 million in 2002. This increase is due to a joint venture in which the Company held a 75% interest. In December 2003, the Company acquired the remaining 25% of this joint venture after the joint venture partner paid the Company $3.2 million to exit from the joint venture. The total loss of the joint venture in 2003 was $7.8 million.

     Income tax expense increased $.6 million, or 8.6%, to $7.6 million in 2003 compared with $7.0 million in 2002. The effective tax rate was 43.0% for 2003 and 30.7% for 2002. The increase in the effective tax rate was primarily due to a valuation reserve established in 2003 against certain losses related to the sale of the Logistics operations in Venezuela.

     As a result, net income attributable to common shareholders decreased $4.4 million to $11.2 million ($82.87 basic income per common share and $79.17 diluted income per common share) in 2003 compared with $15.6 million ($114.74 basic income per common share and $105.89 diluted income per common share) in 2002.

  Liner Services

     Operating revenues from our Liner Services segment increased $48.2 million, or 9.1%, to $578.6 million in 2003 compared with $530.4 million in 2002. The increase is primarily attributable to a 7.0% increase in container and noncontainer volume and an increase of 102.4% in other logistical service revenues. This increase was offset by a .2% decrease in average revenue. The average revenue decrease was a result of competitive pressures in Latin America, which was partially offset by rate increases from the Puerto Rico and Caribbean Islands Service. The Company's container and noncontainer volume during 2003 and 2002 was 581,955 TEU's and 543,866 TEU's, respectively. The increase in other logistical service revenues was primarily due to $13.6 million in revenues earned from the acquisition of a transportation service provider purchased in October 2002 and a transportation management company specializing in the apparel industry purchased in July 2003.

     Operating expenses increased $43.8 million, or 9.1%, to $527.2 million in 2003 compared with $483.4 million in 2002. An increase in container and noncontainer volume resulted in an increase of $9.7 million in vessel and $23.1 million in non-vessel expenses. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs and non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, and equipment maintenance and repairs. An increase of $12.6 million in other logistical service expenses was due to increased expenses associated with the purchase of a transportation service provider and a transportation management company specializing in the apparel industry.

     Depreciation and amortization increased $3.2 million, or 45.1%, to $10.3 million in 2003 compared with $7.1 million in 2002. The increase was directly attributable to an increase in dry-dock amortization of $2.9 million. Liner Services amortized dry-dock costs for six vessels in 2003 compared with four vessels in 2002. There was also an increase of $.6 million in amortization of management contracts and customer lists from the purchase of a transportation services provider and a transportation management company specializing in the apparel industry.

     Asset charges (recoveries), net increased $1.6 million to a recovery of $1.0 million in 2003 compared with a charge of $.6 million in 2002. Gains of $1.0 million resulted from the disposals of two vessels and equipment during 2003. Liner Services recorded an impairment charge of $.8 million on two vessels which was offset by recoveries on equipment disposals of $.2 million in 2002.

     As a result, the operating income from Liner Services increased $2.7 million to $20.9 million in 2003 compared with $18.2 million in 2002.

  Ship Assist and Escort Services

     Operating revenues from our Ship Assist and Escort Services segment increased $3.2 million, or 4.5%, to $73.7 million in 2003 compared with $70.5 million for 2002. The increase was directly attributable to: (a) a $1.3 million increase in rates which included a fuel surcharge to cover rising fuel prices;
(b) an increase in tanker volumes in the Puget Sound, Washington that resulted in a $.9 million increase in revenues; and (c) an increase in utilization in Valdez, Alaska that resulted in a $.5 million increase in revenues. Overall vessel utilization rates were 72% compared with 73% during 2003 and 2002, respectively.

     Operating expenses increased $6.7 million, or 12.2%, to $61.8 million in 2003 compared with $55.1 million during 2002. The increase was directly attributable to: (a) a $4.6 million increase in vessel-related costs, such as crew, fuel and repairs and maintenance costs; and (b) a $1.8 million increase in property taxes.

     As a result, operating income from Ship Assist and Escort Services decreased $3.9 million to $9.7 million in 2003 compared with $13.6 million in 2002.

  Oil and Chemical Distribution and Transportation Services

     Operating revenues from our Oil and Chemical Distribution and Transportation Services segment decreased $25.0 million, or 9.2%, to $245.6 million in 2003 compared with $270.6 million for 2002. The decrease was directly attributable to: (a) a $22.8 million decrease in revenues caused by the sale of MTL Petrolink Corp. on May 15, 2002; and (b) a $39.2 million decrease in revenues due to the absence in 2003 of certain vessels, either due to sale or drydocking, that were in service during 2002. This decrease was partially offset by: (a) an $8.3 million increase in revenues as the result of higher prices for direct sales of fuel; (b) $4.3 million of additional revenues caused by higher demand for oil transportation activities on the United States west coast; (c) a $20.6 million increase in revenues caused by the operation of three ATB's placed in service during the third and fourth quarters of 2002 and one ATB placed in service during the second quarter of 2003; and (d) a $4.0 million increase in revenues from the activation of the ready-reserve vessels managed for the United States Government for the war in Iraq. Overall vessel utilization increased to 69% in 2003 compared to 67% in 2002.

     Operating expenses decreased $33.9 million, or 13.8%, to $211.5 million during 2003 compared with $245.4 million during 2002. This decrease was primarily attributable to: (a) $23.0 million in expenses which were not incurred due to the sale of MTL Petrolink Corp. in 2002; (b) a $24.2 million decrease in expenses from a decrease in vessels not in service because they were sold or dry-docked; and (c) a $4.0 million decrease due to the activation of the ready-reserve vessels managed for the United States Government in which certain costs were reimbursable by the United States Government. The decrease was partially offset by: (a) an increase of $6.3 million in the cost of fuel purchased for resale as a result of an increase in fuel prices; and (b) an increase of $7.8 million from the operation of three ATB's placed in service during 2002 and one ATB placed in service in 2003.

     Depreciation and amortization decreased $4.5 million, or 28.1%, to $11.5 million during 2003 compared with $16.0 million during 2002. The decrease was directly attributable to a decrease in depreciation of $4.7 million, of which $4.5 million was the result of lower depreciation from the sale of vessels. This decrease was partially offset by an increase in dry-dock amortization for vessels of $.7 million. Dry-dock costs were amortized for four vessels during 2003 and three vessels during 2002.

     Asset charges (recoveries), net increased $2.2 million to a recovery of $1.8 million in 2003 as compared with charges of $.4 million in 2002. These gains resulted from the sale of three vessels and land during 2003. During 2002, three vessels were sold for a loss of $.1 million; and one vessel was destroyed by fire, resulting in a gain net of incurred costs from involuntary conversion of $3.9 million. In 2002, an agreement was reached to sell a vessel in 2003. An impairment analysis was performed which resulted in a charge of $4.2 million in 2002.

     As a result, the operating income from Oil and Chemical Distribution and Transportation Services increased $16.6 million to $18.1 million in 2003 compared with $1.5 million for 2002.

  Energy and Marine Services

     Operating revenues from our Energy and Marine Services segment decreased $18.4 million, or 20.8%, to $70.2 million in 2003 compared with $88.6 million for 2002. The decrease was directly attributable to: (a) an $18.5 million reduction from the revenues earned from the vessel outfitting and mobilization and the transportation of oil exploration cargo to Sakhalin Island, Russia; and
(b) a $7.8 million reduction from reduced government and commercial contract activity on the west coast of the United States. This decrease was partially offset by an increase of $8.0 million from increased vessel activity in the Gulf of Mexico. Overall vessel utilization increased to 46% in 2003 compared to 45% in 2002. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile.

     Operating expenses increased $2.1 million, or 2.1%, to $103.1 million during 2003 compared with $101.0 million in 2002. The increase was directly attributable to: (a) increased mobilization and outfitting costs of $2.4 for vessels moving to the Gulf of Mexico; and (b) increases of $5.7 million in vessel-related costs, primarily due to increased crew, repairs and maintenance, and insurance costs on tugs and barges in 2003. The increase was partially offset by a reduction of $6.1 million for one-time outfitting charges in 2002 and reduced activity in 2003 related to the Sakhalin Island, Russia project.

     Depreciation and amortization increased $.7 million, or 6.1%, to $12.2 million during 2003 compared with $11.5 million during 2002. The increase was the result of a $.3 million catch-up in depreciation for a reactivated vessel that was previously classified as held for sale and $.5 million of depreciation on vessel refurbishments completed in 2002.

     Asset recoveries, net increased $1.8 million to a recovery of $2.6 million in 2003 as compared with $.8 million in 2002. These gains resulted from $2.9 million from the sale of five vessels and land improvements, which were partially offset by $.3 million for a writedown of vessel improvements during 2003. During 2002, two vessels and land were sold for a gain of $1.2 million, and five vessels were classified as held for sale and an impairment loss of $.4 million was recognized.

     As a result, the operating loss from Energy and Marine Services increased $15.6 million to a loss of $13.5 million for 2003 compared with income of $2.1 million for 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The following schedule summarizes contractual obligations and other contractual commitments as of December 31, 2004:

                                                   PAYMENTS DUE BY PERIOD
                                -------------------------------------------------------------
CONTRACTUAL OBLIGATIONS           TOTAL       2005     2006 - 2007   2008 - 2009   THEREAFTER
-----------------------         ---------   --------   -----------   -----------   ----------
                                                       (IN THOUSANDS)
Long-term debt................  $ 372,373   $ 30,993    $ 65,104      $108,298      $167,978
Operating leases..............    247,959     83,780      84,442        50,155        29,582
Sublease receipts.............   (136,328)   (74,648)    (48,965)      (12,715)           --
Environmental costs...........      4,399      1,113       1,170           834         1,282
Fuel purchases(1).............     44,584     44,584          --            --            --
Other contractual
  commitments(2)..............    112,603     69,862      39,530         3,211            --
                                ---------   --------    --------      --------      --------
Total contractual
  obligations.................  $ 645,590   $155,684    $141,281      $149,783      $198,842
                                =========   ========    ========      ========      ========

---------------

(1) The Company has contracts with fuel suppliers where the Company has agreed to purchase approximately 825 barrels of fuel during 2005, at market value. One of the contracts may be extended for an additional year, subject to mutual agreement between the Company and the supplier. The Company purchased approximately 931 barrels of fuel at a market price of $50.4 million during 2004 under these contracts. The estimated value of the fuel to be purchased in 2005 is approximately $44.6 million based on the average price of fuel purchased during 2004. The Company may negotiate a greater or lesser quantity of fuel if future business conditions change. The Company has designated these contracts as a normal purchase and not as hedges for financial statement purposes as the Company has not agreed to the price of the fuel.

(2) Other contractual commitments are related to remaining spending on the construction of two vessels, leasehold improvements under an operating lease, software maintenance agreements and minimum rail transportation for the shipment of operating equipment.

                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                   ----------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS        TOTAL     2005     2006 - 2007   2008 - 2009   THEREAFTER
----------------------------       -------   -------   -----------   -----------   ----------
                                                         (IN THOUSANDS)
Standby letters of credit........  $33,469   $14,251      $  --         $  --       $19,218

  LIQUIDITY

     The Company's ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make investments and to service debt. Management believes that cash flows from operations and borrowings will provide sufficient working capital to fund the Company's operating needs and to finance capital expenditures during the next twelve months. In 2004 and previous years, the Company has used Title XI financing for the acquisition, construction and improvement of vessels. As of

December 31, 2004, the repayment of approximately $194.6 million of the Company's outstanding indebtedness is guaranteed by the United States government pursuant to Title XI. Management believes that funds needed for the acquisition and construction of vessels will continue to be available through Title XI and bank financing. In addition, the Company has generated significant proceeds from the disposition of certain assets and believes that additional proceeds will be generated as it sells older assets and continues to modernize its fleet.

     As of December 31, 2004, the Company has cash and cash equivalents of $142.9 million compared with $158.8 million at December 31, 2003. The Company generated $73.2 million of cash from continuing operations during the year ended December 31, 2004. The net income from continuing operations before depreciation and amortization expense and taxes provided $73.0 million of cash.

     The Company used $34.4 million of cash for investing activities during the year ended December 31, 2004. Also during 2004, the Company expended $27.6 million for the construction of vessels and the purchase of equipment. Proceeds of $8.2 million were received in 2004 from asset dispositions. Dry-docking costs of $11.8 million were incurred for four vessels during the year ended December 31, 2004. Also during 2004, the Company was reimbursed $1.9 million in escrowed Title XI funds used to pay certain expenditures related to the construction of our ATB's that were placed in service during 2003 and 2004. In November 2004, the Company invested $1.0 million in a joint venture which is accounted for under the equity method. The Company also loaned $2.3 million to the joint venture. The Company paid $2.2 million for life insurance premiums for a director during 2004.

     In 2004, the Company used cash of $44.5 million in financing activities for: (a) $41.2 million of principal payments of the Company's debt; (b) $.8 million payments of debt issuance costs; (c) $1.6 million payment of preferred stock dividends; and (d) $.9 million retirement of the Company's stock. All of the principal payments were scheduled except for the redemption of $10.4 million of Title XI bonds associated with two of the Company's vessels.

     Net cash used by discontinued operations was $10.1 million in 2004. In February 2004, the Company sold its Logistics operations based in Venezuela for $1.5 million. As further discussed in Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data", in November 2004, the Company and the charterer of a vessel entered into a termination agreement of various bareboat charters. Pursuant to the termination agreement and the bareboat charters, the Company received a payment of approximately $20.8 million in November of 2004. Simultaneously with the receipt of this payment, the Company: (a) paid 100% of the outstanding debt associated with the vessel in the amount of $10.4 million; and (b) sold the vessel to an unrelated third party for $8.8 million.

     On March 30, 2005, the Board of Directors of the Company approved a $2.5 million loan to be extended to a newly formed Employee Stock Ownership Plan ("ESOP") sponsored by the Company. It is anticipated that the loan will be made to the ESOP late in the second quarter of 2005. The loan will have a term of 10 years and will be repaid by the ESOP through contributions made from time to time by the Company to the ESOP on an annual basis. The committee administering the ESOP will determine the other terms of the loan. The ESOP will purchase shares of Common Stock from the Company or from existing stockholders in order to enable employee participants to share in the growth and prosperity of the Company and to facilitate employee retention through the provision of a new retirement benefit.

                         OFF-BALANCE SHEET ARRANGEMENTS

     As of December 31, 2004, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Securities and Exchange Commission Regulation S-K.

  CAPITAL RESOURCES

     Management plans to continue its efforts to modernize the Company's fleet of vessels. Many of the tugs and barges and a number of the tankers used in Oil and Chemical Distribution and Transportation Services are more than two-thirds through their estimated useful lives. Federal regulations currently require the phase-out of single hull oil barges and of single hull tankers. Two of the Company's barges will be retired between 2005 and 2006. In addition, nineteen of the Company's single hull oil barges will be retired between 2010 and 2015. Accordingly, the Company is consulting with its customers and developing plans, where justified by business prospects, either to refurbish the existing fleet of tugs, barges and tankers, thereby extending their useful lives, or to purchase used equipment or build new equipment which complies with current federal regulations.

     On June 3, 2004, the Company entered into a contract with V.T. Halter Marine Inc. ("Halter") for the construction of two articulated tug/barge units. Each of the units will be capable of carrying 180,000 barrels of refined product. The aggregate cost of constructing the two vessels is expected to be approximately $85.4 million (including the cost of owner furnished equipment). The Company also has an option to purchase two additional units from Halter. Both units currently under construction are expected to be delivered in 2006. Upon their delivery, the Company intends to deploy these units in the United States coastwise trade.

     For information concerning our debt, including our revolving credit agreement and certain borrowings which we made in 2004, see Note 12 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

     The Company has entered into a definitive agreement (the "Purchase Agreement"), dated as of July 9, 2004 and effective from and after July 20, 2004, to purchase from Northland Fuel LLC, a Delaware limited liability company ("Northland"), and Yukon Fuel Company, an Alaska corporation ("YFC"), a marine and land-based refined petroleum products distribution business conducted by Northland and YFC in Western Alaska (the "Business"). Pursuant to the Purchase Agreement, the Company also agreed to purchase from: (a) Northland Vessel Leasing Company, LLC, a Delaware limited liability company ("NVLC"), certain barges and other vessels used in the Business; and (b) Yutana Barge Lines, LLC, a Delaware limited liability company ("Yutana"), certain assets used in the Business. The aggregate purchase price payable at closing by the Company pursuant to the Purchase Agreement and the agreement between the Company and Yutana is $52.2 million plus an amount equal to net working capital (including fuel inventory) determined in accordance with the Purchase Agreement. Net working capital is estimated to range between approximately $10 million and $25 million. In addition, closing is conditioned upon the Consent Decree (as defined below) becoming final (which will not occur earlier than 60 days after its filing with the Court (as defined below)) and the Court's approval of the Consent Decree.

     On July 13, 2004, the Company, together with Northland, YFC, NVLC and Yutana (collectively, the "Sellers"), entered into a Consent Decree with the State of Alaska (the "Consent Decree"), which settles a lawsuit filed on July 20, 2004, by the Alaska Attorney General against the Company and the Sellers in the Superior Court for the State of Alaska, Second Judicial District at Nome (the "Court"). The Consent Decree was filed with the Court on July 23, 2004. The Alaska Attorney General alleges in the lawsuit that the transactions contemplated by the Purchase Agreement violate the antitrust laws of the State of Alaska and the United States. Pursuant to the Consent Decree, the Company agreed, among other things, to: (a) provide approximately 4,000,000 gallons of tank farm storage capacity located in Bethel, Alaska to Delta Western, Inc. ("DW") for up to 10 years (with options to extend); (b) sell certain tugs, barges and related assets to DW to enable DW to distribute petroleum products on the coastal areas and river systems in Alaska; and (c) grant options to DW to acquire and/or lease certain real property located in Bethel, Alaska. In addition, the Consent Decree contains provisions that restrict the ability of the Company to: (a) acquire any of the assets it divests pursuant to the Consent Decree; and (b) dispose of the tank farms it operates in Bethel, Alaska. The sixty day public comment period has expired, and comments ("verified exceptions") were filed by certain of the plaintiffs, the City of Bethel, Alaska and several others in the aforementioned lawsuit. The Court has ordered the Attorney General to turn over parts of his investigative file to certain of those who filed exceptions. The Attorney General has filed a petition in the Alaska Supreme Court seeking to have the Court's order overturned, and the Company has joined in that request. The Supreme Court has agreed to hear the petition to review the lower court's ruling ordering the Attorney General to turn over parts of its investigative files and has set April 14, 2005, for oral argument on the matter. Once this issue is resolved, the Court will hold a hearing on the Consent Decree. Due to the judicial issues being raised before the Supreme Court of Alaska, it is currently uncertain when the hearing on the Consent Decree will be held and when the transaction will close.

We are hopeful that the judicial proceedings will be addressed promptly and we will be in a position to close during the second or third quarter of 2005.

RESTRICTIVE COVENANTS

     For information concerning our restrictive covenants see Note 12 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

TRANSACTIONS WITH SPECIAL PURPOSE ENTITY

     In January 1997, Marine Transport Corporation ("MTC"), a wholly owned subsidiary of the Company, arranged a transaction with an unconsolidated Variable Interest Entity (the "VIE") by which MTC: (a) sold a vessel to the VIE;
(b) time chartered the vessel back from the VIE; and (c) time chartered the vessel to a third party. As consideration for the sale of the vessel, MTC received from the VIE a total of: (a) approximately $40.0 million in cash; and
(b) a note receivable for $9.0 million. After considering certain characteristics of the note receivable, it was subsequently recorded at its estimated net realizable value of $3.0 million. In August of 1999, MTC negotiated the termination of the time charters and arranged a series of bareboat charters for the vessel with periods that extend through November 2006. In January of 2000, MTC received approximately $25.0 million from the VIE after the VIE borrowed certain additional amounts from its lenders. Of the approximately $25.0 million which was accounted for as debt, $14.4 million was outstanding at December 31, 2002.

     Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (the "Interpretation"), the Company followed: (a) EITF 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions; and (b) EITF 96-21, Implementation Issues in Accounting for Leasing Transactions Involving Special-Purpose Entities in determining not to consolidate the VIE. In 1997, an unrelated third party (the "Foundation") capitalized the VIE with a substantive equity payment of $1.5 million, which represented more than 3% of the total funding of the VIE, in exchange for the beneficial interests in the VIE.

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

     The Company determined that the total third party equity investment in the VIE at risk, as defined in paragraph 5 of the Interpretation, is $0. While the Foundation capitalized the VIE with a substantive equity payment during 1997, the $1.5 million used for that payment was donated to the Foundation by MTC just before it was invested by the Foundation in the VIE. Because the $1.5 million was donated to the Foundation, the Company concluded that the Foundation does not, according to the Interpretation, have any equity investment at risk.

     As a result of recording the assets and liabilities of the VIE at their fair value, a cumulative effect of change in accounting principle of $.4 million, net of a $.3 million deferred tax benefit, ($3.10 basic earnings per common share and $2.59 diluted earnings per common share) was recorded in 2003.

     In June 2004, the Company exercised an option to purchase the vessel from the VIE for consideration consisting of: (i) a cash payment in the amount of $.5 million; and (ii) cancellation of the Note (which Note had been eliminated in consolidating the VIE). Simultaneously with the exercise of the option: (a) the VIE assigned its remaining outstanding debt in the amount of $15.3 million to the Company and the Company assumed such outstanding debt; (b) the Company assumed the obligations of the VIE under two bareboat charters for the vessel; and (c) an unrelated third party that capitalized the VIE in 1997 received $2.0 million as a return of capital.

     At the request of the charterer of the vessel, the Company entered into a termination agreement in November of 2004 which, among other things, sets forth the terms and conditions by which: (a) the bareboat charters would be terminated prior to their expiration dates; and (b) the Company would receive a payment equal to the present value of the charter hire payments that, but for the termination, would have been made between the date of the termination and November 16, 2006, the scheduled expiration date of the charters. Pursuant to the termination agreement and the bareboat charters, the Company received a payment of approximately $20.8 million in November of 2004. Simultaneously with the receipt of this payment, the Company: (a) paid the outstanding debt associated with the vessel in the amount of $10.4 million; and
(b) sold the vessel to an unrelated third party at a gain of approximately $.3 million.

     This vessel represented a component of the Company, as defined by SFAS 144, whose operations and cash flows are eliminated from the ongoing operations of the Company and the Company had no continuing involvement in the operations of the vessel after it was sold. Therefore, the vessel and its related operations, including the operations of the VIE, have been classified as discontinued operations and prior year consolidated financial statements have been restated. For additional discussion of the VIE, refer to Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

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

RECENT ACCOUNTING PRONOUNCEMENTS

     For a complete discussion of new accounting pronouncements, see Note 1 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

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

  THE COMPANY FACES INTENSE COMPETITION THAT COULD ADVERSELY AFFECT ITS ABILITY TO INCREASE MARKET SHARE AND ITS REVENUES

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

  OIL AND CHEMICAL DISTRIBUTION AND TRANSPORTATION SERVICES DEPLOYS A NUMBER OF BARGES WHICH, IN THEIR PRESENT CONDITION, WILL NOT BE PERMITTED TO CARRY PETROLEUM PRODUCTS IN UNITED STATES WATERS AS OF CERTAIN DATES OCCURRING OVER THE NEXT ELEVEN YEARS

     In the event that the Company is not able to replace or rebuild those barges which it currently uses to carry petroleum products, it could become impossible for Oil and Chemical Distribution and Transportation Services to continue to transport petroleum products at current levels for its current customers between ports in the United States. Should this occur, it could have a substantial negative impact on the profitability of Oil and Chemical Distribution and Transportation Services.

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

  THE COMPANY IS A DEFENDANT IN NUMEROUS ASBESTOS-RELATED LAWSUITS

     The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See "Item 3. Legal Proceedings" and Note 18 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data". Additional litigation relating to these matters may be commenced in the future. While it is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

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

     A terrorist attack on one or more of our vessels anywhere in the world could have a material adverse effect on our financial condition, results of operations or cash flows. Although we currently maintain the maximum available War Risk and Terrorism liability insurance coverage that is available through the International Group of P&I Clubs, a catastrophic occurrence could result in liability in excess of available insurance coverage, resulting in a material adverse affect on our business.

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

  THE COMPANY IS HEAVILY DEPENDENT ON UNIONIZED LABOR

     The Company's operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At December 31, 2004, approximately 65% of the Company's employees were members of unions. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition.

  WE MAY NOT BE ABLE TO NEGOTIATE COLLECTIVE BARGAINING AGREEMENTS ON TERMS FAVORABLE TO THE COMPANY

     The Company has collective bargaining agreements with 13 different unions. These agreements will expire through 2008. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to the Company upon expiration of the agreements. If the Company is not able to negotiate favorable terms, it may be at a competitive disadvantage.

  THERE ARE CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS

     Substantial amounts of our operating revenues are derived from our foreign operations. (See Note 20 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.

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

     As of February 28, 2005, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 65.2% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 78.1% of the total votes attributable to our outstanding voting stock as of February 28, 2005. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley's stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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

     Mr. Crowley and his family are the beneficiaries of certain split-dollar life insurance agreements and a related settlement agreement. As the Company has previously disclosed, the Company and Mr. Crowley were parties to certain split-dollar life insurance agreements. On April 6, 1992, the Company and Mr. Crowley entered into the first of these agreements (the "1992 Agreement") and on July 20, 1998, the Company and Mr. Crowley entered into a second agreement ("the 1998 Agreement"). Following the passage of the Sarbanes-Oxley Act of 2002 (the "Act"), it is uncertain whether the Act prohibits the Company from continuing to pay the annual premiums for these life insurance policies owned by Mr. Crowley and certain trusts for the benefit of his descendants. While the Act does not specifically address these types of insurance arrangements, it generally makes it unlawful for an issuer to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer. Since it is possible that the Act might be construed as treating annual premium payments made after July 30, 2002 under the split-dollar life insurance agreements as new extensions of credit which would be prohibited by the Act, the Company has suspended making any annual premium payments for the life insurance policies owned by Mr. Crowley and the trusts.

     On December 23, 2003, the Company and Mr. Crowley entered into an agreement terminating and settling the parties' obligations under the 1992 Agreement ("Settlement Agreement"). Pursuant to the Settlement Agreement, Mr. Crowley repaid to the Company $7.5 million, which represented the total amount of premiums paid by the Company under the 1992 Agreement, and Mr. Crowley relinquished all of his rights under the 1992 Agreement. In return, the Company agreed to pay Mr. Crowley an amount equal to the interest payable by him on financing he arranged to repay the Company and applicable taxes. The Company also suspended its premium payments under the 1998 Agreement because of the possibility that such payments also could be treated as an extension of credit prohibited by the Sarbanes-Oxley Act. Since July 2002, the Company has not paid any premiums under the 1998 Agreement. Rather, premiums have been paid out of the cash surrender value of the underlying policies. Thus, while the Company has ceased performing its obligations under the 1998 Agreement, the underlying policies remain in force and are pledged as security to repay to the Company the premiums it paid under the 1998 Agreement through July 2002.

     Following the death of Mrs. Molly M. Crowley, the net proceeds of the policies of insurance on the life of Mrs. Crowley could be used by Mr. Crowley and the trusts under his control to purchase shares of Common Stock held by the Thomas B. Crowley Marital Trust so that this trust can pay applicable estate taxes. Essentially, the split-dollar life insurance agreements and related settlement agreement could enable Mr. Crowley and his family to retain ownership of shares and control of the Company under circumstances when certain of such shares otherwise might have to be sold to a third party to pay applicable estate taxes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from changes in interest rates which may adversely affect the results of our operations, financial condition and cash flows. The Company's policy is not to use financial instruments for trading purposes or other speculative purposes. A discussion of the Company's credit risk and the fair value of financial instruments is included in Note 14 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

     The following table provides information about the Company's non-trading financial instruments sensitive to changes in interest rates at December 31, 2004. For debt obligations, the table presents principal cash flows and for operating leases the table presents future minimum lease payments. For fixed rate debt obligations, the interest rates reflect the corresponding weighted average interest rates by expected maturity dates. For variable rate debt and lease obligations, the interest rates are based on the weighted average interest rate swaps to fix the variable rate obligations at the reporting date.

                                   EXPECTED FISCAL YEAR OF MATURITY AT DECEMBER 31, 2004:
                           -----------------------------------------------------------------------
                            2005      2006      2007      2008      2009     THEREAFTER    TOTAL     FAIR VALUE
                           -------   -------   -------   -------   -------   ----------   --------   ----------
                                                          (DOLLARS IN THOUSANDS)
Long-term debt:
  Fixed rate.............  $13,740   $13,996   $14,266   $16,378   $ 9,078    $149,215    $216,673    $226,084
    Average interest
      rate...............      5.7%      5.7%      5.7%      5.6%      5.8%        5.8%
  Variable rate..........  $17,253   $18,421   $18,421   $18,421   $64,421    $ 18,763    $155,700    $155,700
    Average interest
      rate...............      4.4%      4.7%      4.9%      5.1%      5.1%        4.6%
Operating leases:
  Variable rate..........  $23,731   $   701   $    --   $    --   $    --    $     --    $ 24,432    $ 24,432
    Average interest
      rate...............      4.6%      4.9%       --        --        --          --

     The Company's market risk exposure has not changed materially since December 31, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Consolidated Financial Statements:
  Report of Independent Registered Public Accounting Firm...   44
  Consolidated Statements of Operations for the Years Ended
     December 31, 2004, 2003 and 2002.......................   45
  Consolidated Balance Sheets as of December 31, 2004 and
     2003...................................................   46
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 2004, 2003 and 2002...........   47
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2004, 2003 and 2002.......................   48
  Notes to Consolidated Financial Statements for the Years
     Ended December 31, 2004, 2003 and 2002.................   49
Consolidated Financial Statement Schedules:
  Schedule II -- Valuation and Qualifying Accounts..........   74

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Crowley Maritime Corporation
Oakland, California

     We have audited the accompanying consolidated balance sheets of Crowley Maritime Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Table of Contents at "Item 8. Financial Statements and Supplementary Data." These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crowley Maritime Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
March 31, 2005

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2004       2003       2002
                                                              --------   --------   --------
OPERATING REVENUES..........................................  $999,710   $968,095   $960,146
EXPENSES:
     Operating..............................................   882,018    849,072    837,252
     General and administrative.............................    32,466     31,447     33,301
     Depreciation and amortization..........................    62,618     57,760     53,980
     Asset charges (recoveries), net........................    (4,846)    (5,383)       204
                                                              --------   --------   --------
                                                               972,256    932,896    924,737
                                                              --------   --------   --------
OPERATING INCOME............................................    27,454     35,199     35,409
OTHER INCOME (EXPENSE):
     Interest income........................................     1,987        354        688
     Interest expense.......................................   (20,165)   (19,729)   (14,100)
     Minority interest in consolidated subsidiaries.........       127      1,721        629
     Other income...........................................     1,024        115        177
                                                              --------   --------   --------
                                                               (17,027)   (17,539)   (12,606)
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......    10,427     17,660     22,803
Income tax expense..........................................    (2,100)    (7,600)    (7,000)
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS...........................     8,327     10,060     15,803
Discontinued operations:
  Income from operations, including loss on disposal, net of
     tax expense............................................    16,588      3,181      1,469
                                                              --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    24,915     13,241     17,272
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................        --       (420)        --
                                                              --------   --------   --------
NET INCOME..................................................    24,915     12,821     17,272
Preferred stock dividends...................................    (1,575)    (1,575)    (1,666)
                                                              --------   --------   --------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS..............  $ 23,340   $ 11,246   $ 15,606
                                                              ========   ========   ========
Basic income per common share:
  Income from continuing operations.........................  $  49.90   $  62.53   $ 103.94
  Income from discontinued operations.......................    122.60      23.44      10.80
  Cumulative effect of change in accounting principle.......        --      (3.10)        --
                                                              --------   --------   --------
  Net income................................................  $ 172.50   $  82.87   $ 114.74
                                                              ========   ========   ========
Diluted income per common share:
  Income from continuing operations.........................  $  49.90   $  62.12   $  96.83
  Income from discontinued operations.......................    122.60      19.64       9.06
  Cumulative effect of change in accounting principle.......        --      (2.59)        --
                                                              --------   --------   --------
  Net income................................................  $ 172.50   $  79.17   $ 105.89
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2004        2003
                                                              --------   ----------

                                      ASSETS
Cash and cash equivalents...................................  $142,896   $  158,750
Receivables, net............................................   171,647      157,459
Inventory...................................................    20,542       17,378
Prepaid expenses and other assets...........................    30,935       28,767
Current assets of discontinued operations...................       915        8,374
                                                              --------   ----------
TOTAL CURRENT ASSETS........................................   366,935      370,728
Receivable from related party...............................    11,177       10,531
Goodwill....................................................    44,786       44,786
Intangibles, net............................................    14,125       15,447
Other assets................................................    49,745       43,679
Long-term assets of discontinued operations.................        --       16,942
Property and equipment, net.................................   493,989      510,857
                                                              --------   ----------
TOTAL ASSETS................................................  $980,757   $1,012,970
                                                              ========   ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $ 96,648   $   96,639
Accrued payroll and related expenses........................    44,221       40,303
Insurance claims payable....................................    15,797       14,360
Unearned revenue............................................    14,126        6,631
Current liabilities of discontinued operations..............     1,547       15,241
Current portion of long-term debt...........................    30,993       41,198
                                                              --------   ----------
TOTAL CURRENT LIABILITIES...................................   203,332      214,372
Deferred income taxes.......................................    92,731       90,867
Other liabilities...........................................    19,465       18,754
Long-term liabilities of discontinued operations............        --       16,729
Minority interests in consolidated subsidiaries.............        14          138
Long-term debt, net of current portion......................   341,380      372,373
                                                              --------   ----------
TOTAL LIABILITIES...........................................   656,922      713,233
                                                              --------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................    31,500       31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 88,801 and 89,404 shares issued and
  outstanding, respectively.................................         1            1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares outstanding..............        --           --
Additional paid-in capital..................................    66,871       67,334
Retained earnings...........................................   229,818      206,956
Accumulated other comprehensive loss, net of tax benefit of
  $2,449 and $3,392, respectively...........................    (4,355)      (6,054)
                                                              --------   ----------
TOTAL STOCKHOLDERS' EQUITY..................................   323,835      299,737
                                                              --------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $980,757   $1,012,970
                                                              ========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      PREFERRED CLASS A                              CLASS N
                                      CONVERTIBLE STOCK       COMMON STOCK         COMMON STOCK      ADDITIONAL
                                     -------------------   ------------------   ------------------    PAID-IN     RETAINED
                                     SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     EARNINGS
                                     -------   ---------   ------   ---------   ------   ---------   ----------   --------
December 31, 2001..................  315,000    $31,500    89,976      $1       46,138     $  --      $67,716     $180,604
Stock retired from employee benefit
  plans............................       --         --      (266)     --           --        --         (176)        (216)
Preferred stock dividends..........       --         --        --      --           --        --           --       (1,666)
Comprehensive Income:
  Net income.......................       --         --        --      --           --        --           --       17,272
  Other comprehensive loss:
    Foreign currency translation
      adjustments, net of tax
      benefit of $831..............       --         --        --      --           --        --           --           --
    Rate lock agreement, net of tax
      benefit of $3,166............       --         --        --      --           --        --           --           --
Total comprehensive income.........       --         --        --      --           --        --           --           --
                                     -------    -------    ------      --       ------     -----      -------     --------
December 31, 2002..................  315,000     31,500    89,710       1       46,138        --       67,540      195,994
Stock retired from employee benefit
  plans............................       --         --      (306)     --           --        --         (206)        (284)
Preferred stock dividends..........       --         --        --      --           --        --           --       (1,575)
Comprehensive Income:
  Net income.......................       --         --        --      --           --        --           --       12,821
  Other comprehensive income:
    Foreign currency translation
      adjustments, net of tax
      expense of $102..............       --         --        --      --           --        --           --           --
    Amortization of rate lock
      agreement, net of tax expense
      of $501......................       --         --        --      --           --        --           --           --
Total comprehensive income.........       --         --        --      --           --        --           --           --
                                     -------    -------    ------      --       ------     -----      -------     --------
December 31, 2003..................  315,000     31,500    89,404       1       46,138        --       67,334      206,956
Stock retired from employee benefit
  plans............................       --         --      (603)     --           --        --         (463)        (478)
Preferred stock dividends..........       --         --        --      --           --        --           --       (1,575)
Comprehensive Income:
  Net income.......................       --         --        --      --           --        --           --       24,915
  Other comprehensive income:
    Reclassification adjustment for
      foreign currency translation
      losses included in net loss,
      net of tax expense of $729...       --         --        --      --           --        --           --           --
    Amortization of rate lock
      agreement, net of tax expense
      of $214......................       --         --        --      --           --        --           --           --
Total comprehensive income.........       --         --        --      --           --        --           --           --
                                     -------    -------    ------      --       ------     -----      -------     --------
December 31, 2004..................  315,000    $31,500    88,801      $1       46,138     $  --      $66,871     $229,818
                                     =======    =======    ======      ==       ======     =====      =======     ========


                                         OTHER
                                     COMPREHENSIVE
                                         LOSS         TOTAL
                                     -------------   --------
December 31, 2001..................     $    --      $279,821
Stock retired from employee benefit
  plans............................          --          (392)
Preferred stock dividends..........          --        (1,666)
Comprehensive Income:
  Net income.......................          --
  Other comprehensive loss:
    Foreign currency translation
      adjustments, net of tax
      benefit of $831..............      (1,477)
    Rate lock agreement, net of tax
      benefit of $3,166............      (5,628)
Total comprehensive income.........          --        10,167
                                        -------      --------
December 31, 2002..................      (7,105)      287,930
Stock retired from employee benefit
  plans............................          --          (490)
Preferred stock dividends..........          --        (1,575)
Comprehensive Income:
  Net income.......................          --
  Other comprehensive income:
    Foreign currency translation
      adjustments, net of tax
      expense of $102..............         159
    Amortization of rate lock
      agreement, net of tax expense
      of $501......................         892
Total comprehensive income.........          --        13,872
                                        -------      --------
December 31, 2003..................      (6,054)      299,737
Stock retired from employee benefit
  plans............................          --          (941)
Preferred stock dividends..........          --        (1,575)
Comprehensive Income:
  Net income.......................          --
  Other comprehensive income:
    Reclassification adjustment for
      foreign currency translation
      losses included in net loss,
      net of tax expense of $729...       1,318
    Amortization of rate lock
      agreement, net of tax expense
      of $214......................         381
Total comprehensive income.........          --        26,614
                                        -------      --------
December 31, 2004..................     $(4,355)     $323,835
                                        =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                2004       2003       2002
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net income................................................  $ 24,915   $ 12,821   $ 17,272
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle,
     net....................................................        --        420         --
    Depreciation and amortization...........................    62,618     57,760     53,980
    Amortization of deferred gain on the sale and leaseback
     of vessels.............................................      (576)    (2,679)    (2,679)
    Asset charges (recoveries), net.........................    (4,846)    (5,383)       204
    Change in cash surrender value of life insurance........      (704)    (1,103)     1,739
    Deferred income tax provision...........................     3,070      5,545      2,924
    Changes in current assets and liabilities:
      Receivables, net......................................   (13,738)    (9,906)   (14,007)
      Inventory, prepaid expenses and other.................    (2,606)    (2,406)    (1,387)
      Accounts payable and accrued liabilities..............     4,201      6,100    (22,580)
      Accrued payroll and related expenses..................     3,918      1,608        204
    Other...................................................    (3,060)    (3,319)      (286)
                                                              --------   --------   --------
         Net cash provided by continuing operations.........    73,192     59,458     35,384
         Net cash provided by (used in) discontinued
           operations.......................................     2,288      1,339     (3,707)
                                                              --------   --------   --------
         Net cash provided by operating activities..........    75,480     60,797     31,677
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................   (27,594)   (19,247)   (96,825)
  Dry-docking costs.........................................   (11,816)   (30,366)   (11,787)
  Proceeds from asset dispositions..........................     8,178     10,451      9,679
  Proceeds from sale of MTL Petrolink Corp., net of cash
    sold....................................................        --        500     18,138
  (Deposits) withdrawals of restricted funds................     1,944     (1,544)    (1,557)
  Acquisitions, net of cash acquired........................       100       (123)    (2,986)
  Investment in joint venture...............................    (1,000)        --         --
  Loan to joint venture.....................................    (2,250)        --         --
  Directors life insurance..................................    (2,175)    (1,894)        --
  Receipts (payments) on receivable from related party......        --      7,508     (2,700)
  Receipts on notes receivable, net.........................       214        239        509
                                                              --------   --------   --------
         Net cash used in continuing operations.............   (34,399)   (34,476)   (87,529)
         Net cash provided by (used in) discontinued
           operations.......................................     8,687      1,915        (86)
                                                              --------   --------   --------
         Net cash used in investing activities..............   (25,712)   (32,561)   (87,615)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................        --    205,909    127,534
  Borrowings on Revolving Credit Agreement..................        --     20,000     50,000
  Repayments on Revolving Credit Agreement..................        --    (45,000)   (25,000)
  Payments on long-term debt................................   (41,198)   (78,319)   (71,308)
  Payment of debt issuance costs............................      (829)      (866)    (6,568)
  Payment of rate lock agreement............................        --     (7,967)        --
  Payment of preferred stock dividends......................    (1,575)    (1,575)    (1,757)
  Redemption of preferred stock.............................        --         --     (2,367)
  Retirement of stock.......................................      (941)      (490)      (392)
                                                              --------   --------   --------
         Net cash provided by (used in) continuing
           operations.......................................   (44,543)    91,692     70,142
         Net cash used in discontinued operations...........   (21,079)    (4,516)    (3,930)
                                                              --------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................   (65,622)    87,176     66,212
                                                              --------   --------   --------
         Net increase (decrease) in cash and cash
           equivalents......................................   (15,854)   115,412     10,274
         Cash and cash equivalents at beginning of year.....   158,750     43,338     33,064
                                                              --------   --------   --------
         Cash and cash equivalents at end of year...........  $142,896   $158,750   $ 43,338
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Crowley Maritime Corporation, operating through its subsidiaries (the "Company"), is a diversified transportation company with global operations. The Company is comprised of four principal business segments: Liner Services; Ship Assist and Escort Services; Oil and Chemical Distribution and Transportation Services; and Energy and Marine Services. The Liner Services segment consists of scheduled common carrier services and logistics services. The Ship Assist and Escort Services segment provides ship assist, tanker escort, docking and related services. The Oil and Chemical Distribution and Transportation Services segment uses vessels for the carriage of crude oil, petroleum products and chemicals. This segment also owns and/or operates four tank farms and provides vessel management services to third parties. The Energy and Marine Services segment provides specialized services to companies engaged, on a worldwide basis, in the exploration, production and distribution of oil and gas. The Company operates in the United States, Mexico, Central America, the Caribbean, Russia, and other international markets.

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

RELATED PARTY

     Thomas B. Crowley, Jr., President, Chief Executive Officer, and Chairman of the Board of Directors and principal shareholder, has the ability to control operations through his beneficial ownership of a majority of the Company's voting power.

RECLASSIFICATION

     Certain items in prior years' consolidated financial statements have been reclassified to conform with the current year presentation. As discussed in Note 4, the Company has reported discontinued operations in 2004. Accordingly, the prior year consolidated financial statements and related notes thereto have been reclassified to reflect discontinued operations.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid securities primarily invested in overnight repurchase agreements with original maturities of three months or less to be cash equivalents. These securities are stated at cost, which approximates fair value.

INVENTORY

     Resale fuel and parts and supplies inventories are stated at lower of cost or market. Cost is determined based on the average cost method. Provisions for obsolete inventory are based on management's analysis of inventory levels and future usage of parts and supplies inventory.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

GOODWILL

     Goodwill represents the costs of acquired companies in excess of the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill but is required to annually evaluate goodwill for impairment. The Company identified no impairment as a result of its evaluation of goodwill during 2004, 2003 and 2002. The Company performs an annual test of goodwill unless an event occurs or circumstances change that would indicate that the fair value of goodwill has been reduced below its carrying amount.

INTANGIBLES

     Deferred financing costs are amortized using the effective interest method over the terms of the related financing. The weighted average amortization period for deferred financing costs is 17 years. Non-compete agreements and customer lists are amortized over 5 years. The Company evaluates its non-compete agreements and customer lists for impairment on an annual basis or when an event occurs or circumstances change that would indicate that the fair value of the intangible has been reduced below its carrying amount. The Company's evaluation of impairment is based on estimated discounted cash flows of the investment for which the intangible is related.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Renewals and refurbishments which extend asset useful lives are capitalized while normal repair and maintenance expenditures are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: floating equipment (15 to 25 years); other operating equipment (5 to 20 years); and buildings (5 to 25 years). Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease term. Interest is capitalized in conjunction with the Company's construction and refurbishment of vessels.

     The Company assesses recoverability of the carrying value of a long-lived asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.

INTERNAL USE SOFTWARE

     Costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred. Costs considered to be in the application development stage include design, coding, installation of hardware and testing. Costs capitalized during this stage include: external direct costs of materials and services consumed in developing or obtaining the software; payroll and payroll-related costs for employees directly associated with the project; and interest costs incurred during development.

ASSETS CONTAINED IN A RABBI TRUST

     Assets contained in a rabbi trust consist of investments in various funds made by eligible individuals as part of the Company's deferred compensation plan, see Note 16. These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

fund the Company's obligations under the deferred compensation plan. The Company classifies these assets as trading securities and accounts for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These assets are classified as prepaid assets for the current portion of deferred compensation and as other assets for the long-term portion of deferred compensation.

DRY-DOCKING

     Dry-docking costs for major vessels are deferred and amortized over the estimated period between dry-dockings. Dry-docking inspections are required generally every two to three years for regulatory purposes to demonstrate that a vessel meets standards established by the U.S. Coast Guard and the American Bureau of Shipping. Amortization expense of the dry-docking costs was $17,356, $8,912 and $6,040 in 2004, 2003 and 2002, respectively.

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

EARNINGS PER COMMON SHARE

     Basic income per common share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of Common Stock and Class N Common Stock outstanding during each year. Shares issued during the year and shares reacquired during the year are weighted for the portion of the year that they were outstanding. Diluted income per common share is computed by giving effect to all potentially dilutive common shares, which are Preferred Class A Convertible Stock, that were outstanding during the period.

INSURANCE

     The Company is self-insured for marine, workers compensation, protection and indemnity, liability, cargo and asbestos coverages. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company's historical experience as well as current facts and circumstances including those for salvage and subrogation reserves. Reinsurance is obtained to cover losses in excess of certain limits. Any related claim receivables are recorded when it is determined the insured events are collectible. The determinations of such estimates and the establishment of the self-insurance reserves are continually reviewed and updated; however, the actual provisions and claims receivable have not differed materially from accrued estimated amounts. Any

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

adjustments resulting from these reviews are reflected in current operations. The Company discounted its workers compensation and protection and indemnity reserves at the risk-free rate of 3.61% as of December 31, 2004.

ENVIRONMENTAL COSTS

     Environmental costs represent reclamation costs for which the Company has determined it is responsible to remediate. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when the Company's responsibility for environmental remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of contamination of property and the Company's share of remediation responsibility.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company does not invest in derivatives for trading or speculative purposes. From time to time, as part of its risk management strategy, the Company uses derivative financial instruments, such as rate lock agreements, to manage exposures to interest rate risk. These instruments are accounted for as cash flow hedges with unrealized gains and losses recorded in other comprehensive income (loss). The amount paid by the Company on maturity of a rate lock agreement is recognized as an adjustment to interest expense over the term of the underlying debt obligation. The Company recognized $595 and $567 as an adjustment to interest expense in 2004 and 2003, respectively.

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

NEW ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. We do not expect the adoption of SFAS 153 will have a material impact on the Company's financial position, results of operations or cash flows.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     In September 2004, the FASB issued Emerging Issue Task Force ("EITF") 04-10, Applying Paragraph 19 of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds. The Company has evaluated this EITF and has determined that there is no effect on the reportable segments included in the Company's consolidated financial statements.

NOTE 2 -- VARIABLE INTEREST ENTITY

     In January 1997, Marine Transport Corporation ("MTC"), a wholly owned subsidiary of the Company, arranged a transaction with an unconsolidated Variable Interest Entity (the "VIE") by which MTC: (a) sold a vessel to the VIE;
(b) time chartered the vessel back from the VIE; and (c) time chartered the vessel to a third party. As consideration for the sale of the vessel, MTC received from the VIE a total of: (a) approximately $40,000 in cash; and (b) a note receivable for $9,000. After considering certain characteristics of the note receivable, it was subsequently recorded at its estimated net realizable value of $3,000. In August of 1999, MTC negotiated the termination of the time charters and arranged a series of bareboat charters for the vessel with periods that extend through November 2006. In January of 2000, MTC received approximately $25,000 from the VIE after the VIE borrowed certain additional amounts from its lenders. Of the approximately $25,000, which was accounted for as debt, $14,395 was outstanding at December 31, 2002.

     Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (the "Interpretation"), the Company followed: (a) EITF 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions; and (b) EITF 96-21, Implementation Issues in Accounting for Leasing Transactions Involving Special-Purpose Entities in determining not to consolidate the VIE. In 1997, an unrelated third party (the "Foundation") capitalized the VIE with a substantive equity payment of $1,500, which represented more than 3% of the total funding of the VIE, in exchange for the beneficial interests in the VIE.

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

     As a result of recording the assets and liabilities of the VIE at their fair value, a cumulative effect of change in accounting principle of $420, net of a $257 deferred tax benefit, ($3.10 basic earnings per common share and $2.59 diluted earnings per common share) was recorded in the Consolidated Statements of Operations during 2003. Prior year consolidated financial statements were not restated as a result of the consolidation of the VIE.

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

such outstanding debt; (b) the Company assumed the obligations of the VIE under two bareboat charters for the vessel; and (c) an unrelated third party that capitalized the VIE in 1997 received $2,000 as a return of capital.

     At the request of the charterer of the vessel, the Company entered into a termination agreement in November of 2004 which, among other things, sets forth the terms and conditions by which: (a) the bareboat charters would be terminated prior to their expiration dates; and (b) the Company would receive a payment equal to the present value of the charter hire payments that, but for the termination, would have been made between the date of the termination and November 16, 2006, the scheduled expiration date of the charters. Pursuant to the termination agreement and the bareboat charters, the Company received a payment of approximately $20,765 in November of 2004. Simultaneously with the receipt of this payment, the Company: (a) paid the outstanding debt associated with the vessel in the amount of $10,430; and (b) sold the vessel to an unrelated third party at a gain of approximately $266.

     This vessel represented a component of the Company whose operations and cash flows are eliminated from the ongoing operations of the Company, as defined in Statement of Financial Accounting Standard Board ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the Company will not have significant continuing involvement in the operations of the vessel after it was disposed. Therefore, the vessel and its related operations, including the operations of the VIE, have been classified as discontinued operations in the accompanying Consolidated Statement of Operations and prior year consolidated financial statements have been restated. See Note 4 of the Company's consolidated financial statements for a summary of the Company's discontinued operations.

NOTE 3 -- ACQUISITIONS AND SALES OF BUSINESSES

     In May 2002, the Company sold all of the outstanding common stock of MTL Petrolink Corp. for $18,638. The Company decided to sell MTL Petrolink Corp. subsequent to its acquisition of MTC in February 2001. In its allocation of the purchase price of MTC, the Company made no effort to separately determine the fair value of MTL Petrolink Corp. The Company recorded the excess of the sales price, net of selling costs, over the net asset value of MTL Petrolink Corp. as a purchase price adjustment resulting in a reduction to goodwill in the amount of $3,345. Included in the selling price of MTL Petrolink Corp. is a $500 escrow deposit which was received during 2003. This amount, net of income taxes of $189, also reduced goodwill.

     In October 2002, the Company purchased the assets of a transportation services provider for $2,986. In July 2003, the Company purchased the stock of a transportation management company specializing in the apparel industry for $3,357, subject to adjustment for certain working capital adjustments and payments based on earnings. These acquisitions are included in our Liner Services segment. The purchase price of these acquisitions consisted of the following:

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
                                                              =======   ======

     In December 2003, the Company entered into an agreement to assume ownership of the 25% minority interest in a joint venture which was accounted for using the purchase method of accounting. The Company

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

received cash of approximately $3,234 and recorded fair value in excess of the cost of the acquired net assets, approximately $5,944, as a reduction to the fair value of vessels, the joint venture's only long-term assets.

     The following unaudited pro forma results of operations for the years ended December 31, 2003 and 2002, are presented as if the above acquisitions and sales had been completed on January 1, 2002. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and the above acquisitions and sales, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

                                                                2003       2002
                                                              --------   --------
Operating revenues..........................................  $975,657   $949,392
Net income..................................................  $ 13,044   $ 18,297
Basic income per common share...............................  $  84.52   $ 122.28
Diluted income per common share.............................  $  80.54   $ 112.20

NOTE 4 -- DISCONTINUED OPERATIONS

     As discussed in Note 2, a vessel representing a component of the Company was disposed of in November 2004.

     In December 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. In February 2004, the Company sold its Venezuelan Logistics operations for $1,506.

     On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. In conjunction with the sale, the Company adopted a strategy to exit from several other South America operations. This was treated as discontinued operations in accordance with APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. As a result of a claims review performed quarterly, the Company adjusted during the second and fourth quarters of 2004 its net liabilities and recorded income in the amounts of $591 and $275 of its South America discontinued operations, respectively. Furthermore, in the fourth quarter of 2004, the Company recorded income of $4,021 as a result of reaching an agreement in principle to sell operating equipment in 2005 to the party currently subleasing the operating equipment. The income recognized represented accrued liabilities that are no longer appropriate as a result of this agreement.

     The above operations have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Discontinued operations for the years ended December 31 are summarized as follows:

                                                           2004      2003      2002
                                                          -------   -------   -------
Operating revenues......................................  $27,643   $13,961   $17,758
                                                          =======   =======   =======
Income from continuing operations before taxes..........  $25,993   $ 3,581   $ 2,169
Loss on disposal........................................       (5)       --        --
Income tax expense......................................   (9,400)     (400)     (700)
                                                          -------   -------   -------
Net income from discontinued operations.................  $16,588   $ 3,181   $ 1,469
                                                          =======   =======   =======

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The combined assets and liabilities of these discontinued operations included in the Company's Consolidated Balance Sheets at December 31, 2004 and 2003 are as follows:

                                                               2004     2003
                                                              ------   -------
Cash and cash equivalents...................................  $    4   $ 2,013
Receivables, net............................................     331     3,355
Prepaid expenses and other assets...........................     580     3,006
                                                              ------   -------
Current assets of discontinued operations...................  $  915   $ 8,374
                                                              ======   =======
Other assets................................................  $   --   $ 5,129
Property and equipment, net.................................      --    11,813
                                                              ------   -------
Long-term assets of discontinued operations.................  $   --   $16,942
                                                              ======   =======
Accounts payable and accrued liabilities....................  $1,547   $ 3,233
Accrued payroll and related expenses........................      --       359
Current portion of long-term debt...........................      --    11,649
                                                              ------   -------
Current liabilities of discontinued operations..............  $1,547   $15,241
                                                              ======   =======
Other long-term liabilities.................................  $   --   $ 7,299
Long-term debt..............................................      --     9,430
                                                              ------   -------
Long-term liabilities of discontinued operations............  $   --   $16,729
                                                              ======   =======

NOTE 5 -- RECEIVABLES

     Receivables consist of the following at December 31, 2004 and 2003:

                                                                2004       2003
                                                              --------   --------
Trade receivables...........................................  $147,970   $136,506
  Less allowance for doubtful accounts......................    (8,380)    (8,163)
                                                              --------   --------
Trade receivables, net......................................   139,590    128,343
                                                              --------   --------
Other receivables...........................................    32,084     30,074
  Less allowance for doubtful accounts......................       (27)      (958)
                                                              --------   --------
Other receivables, net......................................    32,057     29,116
                                                              --------   --------
                                                              $171,647   $157,459
                                                              ========   ========

     Other receivables principally include insurance claims receivable from third party reinsurance companies and rebillable charges to customers for vessel management services and other services.

NOTE 6 -- RECEIVABLE FROM RELATED PARTY

     The Company has entered into a Split Dollar Life Insurance Agreement ("Agreement") with the Company's President, Chief Executive Officer, Chairman of the Board, and principal shareholder (the "Employee") whereby the Company paid the premiums on twelve life insurance policies ("Policies") of the Employee and a related Director prior to 2003. Upon death of the insureds, the Company will receive the total paid for premiums under the policies, net of certain payments made by or on behalf of the Employee. If the

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Company and the Employee terminate the Agreement, the Company will be paid an amount equal to the lesser of the Policy cash surrender value or the amounts of premiums paid by the Company reduced by certain payments made by or on behalf of the Employee. The Company has accounted for this receivable of $11,177 at the lower of the net premium payments made or the cash surrender value of the Policies. The receivable is non-interest bearing and is stated at the amount the Company is entitled to receive under the Agreement. Net premiums paid in 2002 were $2,700.

     In December 2003, the Company and the Employee reached a settlement agreement whereby three of the Policies were cancelled and the Employee reimbursed the Company $7,508 which represented the total amount of net premiums paid by the Company on those Policies. In order to reimburse the Company, the Employee obtained a personal loan. The Company is not obligated to pay this loan and has not guaranteed repayment of this loan. However, the Company has agreed to reimburse the Employee for the interest on the loan.

NOTE 7 -- DIRECTORS LIFE INSURANCE

     In December 2003, the Company purchased life insurance policies which insure the life of a member of the Board of Directors. The Company is the owner and beneficiary of the policies. Accordingly, the Company has recorded the cash surrender value of the policies of $3,790 and $1,894 in Other Assets in the Consolidated Balance Sheet as of December 31, 2004 and 2003, respectively.

NOTE 8 -- INTANGIBLES

     The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2004 and 2003 are as follows:

                                                         GROSS                      NET
                                                        CARRYING   ACCUMULATED     BOOK
                                                         AMOUNT    AMORTIZATION    VALUE
                                                        --------   ------------   -------
2004
Deferred loan costs...................................  $14,571       $3,165      $11,406
Non-compete agreement.................................    1,646          912          734
Customer Lists........................................    2,723          738        1,985
                                                        -------       ------      -------
                                                        $18,940       $4,815      $14,125
                                                        =======       ======      =======
2003
Deferred loan costs...................................  $14,703       $3,031      $11,672
Non-compete agreement.................................    2,026          507        1,519
Customer Lists........................................    2,493          237        2,256
                                                        -------       ------      -------
                                                        $19,222       $3,775      $15,447
                                                        =======       ======      =======

     Based on an impairment evaluation performed in the fourth quarter of 2004, the Company recorded an impairment loss on the non-compete agreements in its Liner Services segment of $380. This impairment loss is recorded as depreciation and amortization in the accompanying Consolidated Statement of Operations.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Amortization expense recorded on the intangible assets for the years ended December 31, 2004, 2003, and 2002 was $2,381, $2,049, and $2,147, respectively.
The amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be as follows:

2005........................................................  $1,899
2006........................................................   1,838
2007........................................................   1,731
2008........................................................   1,055
2009........................................................     701

NOTE 9 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2004 and 2003:

                                                                 2004         2003
                                                              ----------   ----------
Floating equipment..........................................  $  853,774   $  864,118
Other operating equipment...................................     119,206      118,685
Buildings, leasehold improvements and other.................      89,619       89,016
Construction in progress....................................      20,930        3,685
                                                              ----------   ----------
                                                               1,083,529    1,075,504
Less accumulated depreciation and amortization..............    (590,697)    (567,748)
                                                              ----------   ----------
                                                                 492,832      507,756
Restricted cash and cash equivalents........................       1,157        3,101
                                                              ----------   ----------
Total property and equipment................................  $  493,989   $  510,857
                                                              ==========   ==========

     Restricted cash and cash equivalents included in property and equipment represent funds for the future purchase of property and equipment currently restricted by lenders. Depreciation and amortization of property and equipment was $43,976, $48,207 and $47,300 for the years ended December 31, 2004, 2003 and
2002, respectively.

     Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest of $335, $627 and $4,489, was capitalized in 2004, 2003 and 2002, respectively.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 10 -- ASSET CHARGES (RECOVERIES), NET

     The components of asset charges (recoveries), net for the years ended December 31, 2004, 2003, and 2002 are as follows:

                                                           2004      2003      2002
                                                          -------   -------   -------
Gain on involuntary conversion..........................  $    --   $    --   $(3,897)
Impairment charge on vessels, by segment:
  Liner Services........................................       --        --       763
  Ship Assist and Escort Services.......................      269        --        --
  Oil and Chemical Distribution and Transportation
     Services...........................................       --        --     4,274
  Energy and Marine Services............................      937        --       450
                                                          -------   -------   -------
Total Impairment charge on vessels......................    1,206        --     5,487
                                                          -------   -------   -------
Gain on asset sales.....................................   (6,052)   (5,383)   (1,386)
                                                          -------   -------   -------
Total Asset Charges (Recoveries), Net...................  $(4,846)  $(5,383)  $   204
                                                          =======   =======   =======

     In July 2002, a fire occurred in the engine room of one of the Company's tankers. As a result of the fire, the extensive damages caused by it and the short remaining useful life of the vessel, management decided not to repair the vessel. The Company received insurance proceeds based upon the damage to the vessel caused by the fire. The net book value of the vessel was $2,009. Accordingly, the Company's Oil and Chemical Distribution and Transportation Services segment recognized a gain net of incurred costs from involuntary conversion of $3,897.

     The Company has certain vessels it has designated as surplus and has implemented a plan to dispose of them. The Company evaluated the recoverability of its carrying value of these vessels and as a result recorded a write down of $1,206 and $5,487 in 2004 and 2002, respectively. The net book value of these vessels at December 31, 2004 is $10,252.

NOTE 11 -- LEASES AND LEASE COMMITMENTS

     The Company leases and subleases vessels on both a time charter and bareboat charter basis. It also leases and subleases terminals, office facilities, and operating equipment. Certain of the Company's leases contain various options for renewals and the ability to purchase the assets leased at fair value.

     Future minimum annual rental payments and receipts required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, excluding renewal options, as of December 31, 2004 are summarized as follows:

                                                              PAYMENTS   RECEIPTS
                                                              --------   --------
2005........................................................  $ 83,780   $ 74,648
2006........................................................    48,823     37,186
2007........................................................    35,619     11,779
2008........................................................    29,823     10,843
2009........................................................    20,332      1,872
Thereafter..................................................    29,582         --
                                                              --------   --------
                                                              $247,959   $136,328
                                                              ========   ========

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Total rental expense for all leases, including short-term leases, was $117,438, $135,149 and $139,928 for the years ended December 31, 2004, 2003 and
2002, respectively.

     Certain lease agreements contain restrictive covenants which require the maintenance of minimum amounts of net worth. Furthermore, a vessel with a net book value of $8,343 at December 31, 2004 has been pledged as collateral for certain equipment leases.

NOTE 12 -- LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2004 and 2003:

                                                                2004       2003
                                                              --------   --------
United States Government-guaranteed ship-financing bonds and notes (Title XI), collateralized by vessels with a net
  book value of $217,707 at December 31, 2004, bearing
  interest from 4.96% to 6.75%, payable in installments
  through 2027..............................................  $194,605   $214,049
Debt collateralized by vessels with a net book value of
  $89,352 at December 31, 2004, bearing interest from 3.56%
  to 5.35%, payable in installments through 2013............   163,568    184,488
Industrial revenue bonds, with variable interest rates of
  1.75% to 1.95% at December 31, 2004, principal balance of
  $10,200 payable in installments beginning in 2006 through
  2013, and principal balance of $4,000 payable in 2014.....    14,200     14,200
Other.......................................................        --        834
                                                              --------   --------
                                                               372,373    413,571
Less current portion........................................   (30,993)   (41,198)
                                                              --------   --------
                                                              $341,380   $372,373
                                                              ========   ========

     The Company's $95,000 Amended and Restated Credit Agreement (the "Revolving Credit Agreement") expires in February 2009. Borrowing rates are based on either Eurodollar or Bank Base rates. There were no borrowings outstanding under the Revolving Credit Agreement at December 31, 2004 or 2003. Outstanding letters of credit totaled $33,469 at December 31, 2004, leaving $61,531 borrowing capacity under the Revolving Credit Agreement. The Revolving Credit Agreement is collateralized by vessels with a net book value of $54,325 at December 31, 2004 bearing interest of 3.9% at December 31, 2004 based on LIBOR plus 1.5%.

     In February 2004, the Company redeemed $10,366 of Title XI financial bonds at a price ranging from $100.871 to $101.161.

     As discussed in Note 2, the Company paid the remaining $10,430 of the outstanding debt on a vessel that was sold in November 2004.

     The Company's financing agreements contain restrictive covenants which require, among other things: (a) maintenance of a net debt (as defined in such agreements) to stockholders' equity ratio which shall not exceed 2.25 to 1; (b) a maximum total debt (as defined by such agreement) to earnings before interest, taxes, depreciation, amortization and rent expense (as defined by such agreement) not to exceed 3.25 in 2004 and 2005 and not to exceed 3.0 in 2006 and thereafter; and (c) maintenance of an interest coverage ratio of 3.5 to 1. While the Company is prohibited from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

dividends in any twelve-month period at a combined cost not to exceed $10,000. At December 31, 2004, the Company was in compliance with all covenants under its financing and leasing arrangements.

     Annual scheduled payments for long-term debt as of December 31, 2004 are as follows:

  2005......................................................  $ 30,993
  2006......................................................    32,417
  2007......................................................    32,687
  2008......................................................    34,799
  2009......................................................    73,499
Thereafter..................................................   167,978
                                                              --------
                                                              $372,373
                                                              ========

     Total interest expense, including capitalized interest, for the years ended December 31, 2004, 2003 and 2002 was $20,500, $20,356 and $18,589, respectively.

NOTE 13 -- INCOME TAXES

     The income tax provision (benefit) on income from continuing operations includes the following for the years ended December 31, 2004, 2003 and 2002:

                                                            2004      2003      2002
                                                           -------   -------   ------
Current:
  Federal................................................  $(3,865)  $(1,044)  $1,573
  State..................................................      266         2      821
  Foreign................................................    2,629     3,097    1,682
                                                           -------   -------   ------
     Total current.......................................     (970)    2,055    4,076
                                                           -------   -------   ------
Deferred:
  Federal................................................    2,828     5,107    2,657
  State..................................................      242       438      267
                                                           -------   -------   ------
     Total deferred......................................    3,070     5,545    2,924
                                                           -------   -------   ------
                                                           $ 2,100   $ 7,600   $7,000
                                                           =======   =======   ======

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     A reconciliation of the federal statutory income tax for 2004, 2003 and 2002 at a rate of 35%, and the provision for federal, foreign, and state taxes on income is as follows for the years ended December 31, 2004, 2003 and 2002:

                                                           2004      2003      2002
                                                          -------   -------   -------
Federal income tax on income at the statutory rate of
  35%...................................................  $ 3,649   $ 6,181   $ 7,981
Excess of book over tax depreciation on assets
  constructed with CCF..................................      691       862       668
State and foreign income tax less federal income tax
  benefit...............................................      610     1,440       600
Nondeductible expenses..................................      141        77       223
Net change in tax reserves..............................   (3,516)   (1,029)   (1,700)
Federal tax benefit of state tax settlement.............       --        --      (630)
Other...................................................      525        69      (142)
                                                          -------   -------   -------
                                                          $ 2,100   $ 7,600   $ 7,000
                                                          =======   =======   =======

     The net deferred income tax assets (liabilities) shown below, both current and noncurrent, result from the tax effects of the following temporary differences at December 31, 2004 and 2003:

                                                                2004        2003
                                                              ---------   ---------
Deferred tax assets:
  Non-deductible reserves...................................  $  19,387   $  13,845
  Foreign subsidiaries......................................      1,790       6,771
  Foreign currency translation adjustment...................         --         730
  Treasury lock agreement...................................      2,449       2,663
  Tax credits...............................................        889       7,787
  Other.....................................................      2,765          --
                                                              ---------   ---------
                                                                 27,280      31,796
  Valuation allowance.......................................     (2,260)     (5,172)
                                                              ---------   ---------
                                                                 25,020      26,624
                                                              ---------   ---------
Deferred tax liabilities:
  Excess of book carrying values over tax bases of
     depreciable assets.....................................    (95,965)    (93,710)
  Drydocking................................................     (8,778)    (10,883)
  Other.....................................................         --         (77)
                                                              ---------   ---------
                                                               (104,743)   (104,670)
                                                              ---------   ---------
  Net deferred tax liability................................    (79,723)    (78,046)
  Current asset.............................................     13,008      12,821
                                                              ---------   ---------
                                                              $ (92,731)  $ (90,867)
                                                              =========   =========

     The current deferred tax asset is classified as prepaid expenses and other assets in the Consolidated Balance Sheets.

     Under its agreement with the U.S. Government, the Company is allowed to make deposits to the Capital Construction Fund ("CCF") of earnings and gains from qualified operations without payment of federal taxes.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

CCF cash and marketable securities are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration for use of these funds. Any withdrawals of funds for purposes other than those permitted will result in a taxable event, equivalent to the statutory tax rate. The Company has $4,942 of restricted CCF Funds at December 31, 2004 which is classified in Other Assets in the Consolidated Balance Sheet. Taxes on CCF deposits and earnings made prior to January 1, 1993 are being recognized over the remaining lives of the assets purchased with qualified CCF withdrawals. At December 31, 2004, 2003 and 2002, the difference between the book carrying values and the tax bases of assets as a result of these past deposits for which the Company has not provided taxes, is approximately $14,000, $16,000 and $19,000, respectively.

     The Company has alternative minimum tax credit carryforwards of approximately $889, which have no expiration date, available to offset future federal taxes.

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

     The methods and assumptions used to estimate the fair value of each class of financial instruments, which potentially subject the Company to concentrations of credit risk, are set forth below:

     - Cash and cash equivalents, marketable securities, and cash held in the Capital Construction Fund -- The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The carrying amounts reported in the Consolidated Balance Sheet for these items approximate fair value at December 31, 2004 and 2003.

     - Trade receivables -- Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many diverse industries and geographies. The carrying amounts reported in the Consolidated Balance Sheet for trade receivables approximate fair value at December 31, 2004 and 2003.

     - Long-term debt -- Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2004, the estimated fair value of the Company's debt, with a carrying value of $372,373 is $381,784. At December 31, 2003, the estimated fair value of the Company's debt, with a carrying value of $413,571 is $427,112.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Dividends on preferred class A convertible stock are cumulative at 5% per annum, payable annually on July 1st. Cumulative dividends in arrears bear interest at a rate determined by the Board of Directors between 8% and 12%, inclusive, compounded annually. There are no dividends in arrears at December 31, 2004. These shares, together with unpaid cumulative dividends and interest, if any, are convertible to common stock at a conversion price of $1,200 per share, subject to specified anti-dilution adjustments. Shares may be redeemed, at the Company's option, for $100 per share plus unpaid cumulative dividends and interest.

EARNINGS PER COMMON SHARE

     The computations of the numerator and denominator for calculating basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                         2004       2003       2002
                                                       --------   --------   --------
Numerator:
Income from continuing operations....................  $  8,327   $ 10,060   $ 15,803
  Less preferred stock dividends.....................    (1,575)    (1,575)    (1,666)
                                                       --------   --------   --------
  Income for basic earnings per common share from
     continuing operations...........................     6,752      8,485     14,137
Income from discontinued operations..................    16,588      3,181      1,469
Cumulative effect of change in accounting
  principle..........................................        --       (420)        --
                                                       --------   --------   --------
  Net income for basic earnings per common share.....    23,340     11,246     15,606
  Plus preferred dividends...........................        --      1,575      1,575
                                                       --------   --------   --------
  Net income for diluted earnings per common share...  $ 23,340   $ 12,821   $ 17,181
                                                       ========   ========   ========
Denominator:
  Basic weighted average shares......................   135,302    135,702    136,010
  Effect of dilutive securities -- convertible
     preferred stock.................................        --     26,250     26,250
                                                       --------   --------   --------
  Diluted weighted average shares....................   135,302    161,952    162,260
                                                       ========   ========   ========

     The preferred class A convertible stock is anti-dilutive for the year ended December 31, 2004.

NOTE 16 -- EMPLOYEE BENEFIT PLANS

     The Company contributes to Company and multi-employer pension plans covering substantially all employees. The Company sponsors the Crowley Retirement Income System Plan (the "CRISP"). The CRISP is a profit sharing plan designed to provide eligible employees with retirement benefits. The Company contributes 3% of eligible earnings to participants' accounts and matches 50% of employee contributions up to 6%.

     The Company has a deferred compensation plan for which the participants and annual contributions, if any, are determined by the Compensation Committee or the Executive Compensation Subcommittee. For each year's contribution, participants become fully vested after five years, upon attaining age 65, upon death, or other financial criteria as established by the Compensation Committee or the Executive Compensation Subcommittee. Funds for each years' contribution may be distributed, at the participant's election, upon

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

becoming 100% vested, at attainment of age 65 or upon retirement. Contributions are placed in an irrevocable trust available only to the participants and the Company's creditors.

     The Company also sponsors the Crowley Maritime Corporation Retirement Stock Plan ("RSP"). Contributions to the RSP are made by the Company based on an annual determination made by the Board of Directors. If stock is contributed, the stock is valued at the stock's non-marketable fair value, as determined by an independent appraisal. No contributions were made during the years ended December 31, 2004, 2003 and 2002. At December 31, 2004, 2003 and 2002, the plan held 9,063, 9,372 and 9,482 shares of common stock, respectively. All participant accounts were vested as of January 1, 2004. Distribution to participants are made as soon as practicable following the participant's death, disability retirement or termination of Company employment after attainment of age 65. All other vested participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution of whole shares of Company stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of Company stock shall be subject to the Company's right to repurchase such shares for cash equal to their fair market value determined as of the Valuation Date that coincides with or immediately precedes the date of distributions.

     The Company also sponsors the Stock Savings Plan ("SSP"), an employee stock ownership plan which holds 4,579 shares of common stock at December 31, 2004, all of which are fully vested. Participants in this plan have the option to sell their stock to the Company at the common stock's marketable fair value, as determined by an independent appraisal, upon termination of employment, death or disability retirement. No contributions were made during the years ended December 31, 2004, 2003 and 2002.

     Pursuant to collective bargaining agreements with labor unions representing the Company's sea-going personnel, contributions are also made to various defined benefit and defined contribution pension and welfare plans, including some multi-employer plans, in accordance with their terms.

     Expenses included in operations under the Company's benefit plans are as follows for the years ended December 31, 2004, 2003 and 2002:

                                                           2004      2003      2002
                                                          -------   -------   -------
Company benefit plans...................................  $ 5,416   $ 5,439   $ 4,473
Multi-employer plans....................................   11,406     9,707    10,081
                                                          -------   -------   -------
                                                          $16,822   $15,146   $14,554
                                                          =======   =======   =======

     Effective January 1, 2005, the Company adopted the Crowley Maritime Corporation Employee Stock Ownership Plan (the "ESOP") as a vehicle to enable participants to acquire stock ownership interests in the Company without requiring any cash outlay, reduction in pay, or other personal investment on the part of the participant. Substantially all employees of the Company, as defined in the ESOP, who are scheduled to work at least 1,000 hours during each year of employment, beginning January 1, 2005, are eligible to participate in the ESOP. Participants become fully vested after five years, upon attaining age 65, upon death, or upon termination by reason of disability. Contributions by the Company may be paid in cash and/or shares of the Company's stock, as determined by the Board of Directors. The ESOP does not allow for participant contributions. Cash contributions to the ESOP may be used to purchase shares of Company stock from any stockholder or the Company at fair value. Contributions are allocated to participant accounts based on the ratio of participants' compensation to total compensation for all ESOP participants. The ESOP may receive loans from the Company to finance the acquisition of the Company's stock ("financed shares") from the Company or an existing stockholder. Such loans are to be repaid by the Company's contributions to the

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ESOP, any dividends received on such Company stock and earnings attributable to Company contributions. Any financed shares acquired by the ESOP shall be allocated to the participants as payments on the loan are made. Upon a distribution of Company stock and for the immediately succeeding sixty days and for a period of sixty days after the new determination of fair value, such shares of Company stock are subject to the Company's right to repurchase them for cash equal to their fair value, determined as of the calendar year-end that coincides with or immediately precedes the date of distributions. On March 30, 2005, the Board of Directors of the Company approved a $2.5 million loan to the ESOP. It is anticipated that the loan will be made to the ESOP late in the second quarter of 2005. The loan will have a term of 10 years and will be repaid by the ESOP through contributions made from time to time by the Company to the ESOP on an annual basis. The committee administering the ESOP will determine the other terms of the loan.

NOTE 17 -- ENVIRONMENTAL COSTS

     The Company's estimates for environmental remediation costs include labor costs, equipment rental, engineering consulting fees and material costs. Estimates for environmental remediation are based on the phase of the remedial action, the type of technology being used, the experience of the type of technology used and on the environmental consultant's experience or personal experience. Other costs, such as legal and regulatory oversight, are based on experience with similar remedial projects in the same geographic region as the site in question. The recorded liabilities for the estimated future environmental costs at December 31, 2004 and 2003 are approximately $4,399 and $4,728, respectively. The estimated annual payments for future environmental costs as of December 31, 2004 are as follows:

2005........................................................  $1,113
2006........................................................     689
2007........................................................     481
2008........................................................     409
2009........................................................     425
Thereafter..................................................   1,282
                                                              ------
                                                              $4,399
                                                              ======

     The actual provision for environmental costs have not differed materially from the amounts recorded.

     During 2003 and 2002, the Company reached agreements with its insurance underwriters to settle all costs incurred to date and any future costs related to environmental remediation resulting from occurrences prior to 1986. The amounts of the settlements were $1,000 and $5,324, in 2003 and 2002, respectively, net of unrecoverable amounts due to insolvency of certain underwriters. Both of these settlements were collected during 2003. The Company recognized $1,000 and $2,229 as a reduction to claims expense in 2003 and 2002, respectively.

NOTE 18 -- COMMITMENTS AND CONTINGENCIES

  GENERAL LITIGATION

     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004, cannot be ascertained. While these matters could affect the Company's operating results for any one quarter when resolved in future periods and while there can be no assurance with respect

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company's consolidated financial condition, results of operations or cash flows.

  LITIGATION INVOLVING DIRECTORS

     A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants have pursued a corporate policy of entrenching the Company's controlling stockholder, Thomas B. Crowley, Jr., and certain members of the Crowley family by allegedly expending corporate funds improperly. The plaintiffs seek damages and other relief. On February 25, 2005, the Company and the director defendants filed a motion with the Delaware Court of Chancery seeking dismissal of the lawsuit. The Company believes that the lawsuit is without merit.

  ASBESTOS LITIGATION

     The Company is currently named as a defendant with other shipowners and numerous other defendants with respect to approximately 16,000 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Cleveland, Ohio and Detroit, Michigan. Each of these cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law.

     Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, Judge Charles R. Weiner administratively dismissed the cases subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 35 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs' attorneys are not actively pursuing the cases. It is not known whether Judge Weiner will be able to develop a plan that will result in settlement of the cases. If he is unsuccessful, upon reinstatement, the cases should be remanded to the Ohio and Michigan Federal Courts.

     In addition, the Company is a defendant in approximately 110 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York.

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and the terms and conditions of the specific policy.

     At December 31, 2004, the Company has accrued $2,747 as its best estimate of the potential liability and recorded a receivable from its insurance companies of $1,166 related to the asbestos litigation described above.

     The Company became aware of asbestos related litigation involving certain cases filed in Northern California during the first quarter of 2004. These claims were settled in late May 2004. The Company expensed $2,125 and $4,200 related to this litigation in the first and second quarters of 2004, respectively. Although no insurance receivable has been recorded on these claims, the Company is aggressively pursuing reimbursement from our insurance companies. In October 2004, the Company submitted demand letters to its insurance underwriters for settlement amounts and defense costs paid and in November 2004, the Company filed suit against the insurance underwriters. The case is currently in discovery. The Company intends to aggressively pursue the resolution of these insurance claims.

     While it is not feasible to accurately predict or determine the ultimate outcome of all pending investigations and legal proceedings relating to asbestos or toxic substances or provide reasonable ranges of potential losses with respect to these matters, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse affect on the Company's consolidated financial condition, operating results or cash flows.

  OTHER COMMITMENTS

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

     The Company has also entered into a contract for the construction of two articulated tug/barge units. Each unit will be capable of carrying 180,000 barrels of refined product. The aggregate cost of constructing the two units is expected to be approximately $85,440 (including the cost of owner furnished equipment). Both units are expected to be delivered in 2006. Payments of approximately $14,041 have been made through December 31, 2004.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Company is also obligated under contractual commitments for leasehold improvements under an operating lease, software maintenance agreements, and minimum rail transportation for the shipment of operating equipment. Payments of approximately $13,755, $9,848 and $5,713 were made under these commitments for the years ended December 31, 2004, 2003 and 2002, respectively. The future payments under these commitments for the next five years as of December 31, 2004 are as follows:

2005........................................................  $15,152
2006........................................................   15,290
2007........................................................    7,551
2008........................................................    3,211
2009........................................................       --
                                                              -------
                                                              $41,204
                                                              =======

     The Company is also receiving operating equipment during the first quarter of 2005 for which it has received lease financing. The total commitment through 2011 for this equipment is $13,355.

     The Company has contracts with fuel suppliers where the Company has agreed to purchase approximately 825 barrels of fuel during 2005, at market value. One of the contracts may be extended for an additional year, subject to mutual agreement between the Company and the supplier. The Company purchased approximately 931 barrels of fuel at a market price of $50,481 during 2004 under these contracts. The estimated value of the fuel to be purchased in 2005 is approximately $44,584 based on the average price of fuel purchased during 2004. The Company may negotiate a greater or lesser quantity of fuel if future business conditions change.

     The Company has designated these contracts as a normal purchase and not as hedges for financial statement purposes as the Company has not agreed to the price of the fuel.

NOTE 19 -- ADDITIONAL CASH FLOW INFORMATION

     Interest paid, net of amounts capitalized, and income tax payments (refunds) for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                           2004      2003      2002
                                                          -------   -------   -------
Interest................................................  $19,031   $18,022   $12,328
Income taxes............................................    8,715    (4,913)   10,680

     At December 31, 2004, the Company has accrued $3,445 for the purchase of property and equipment.

NOTE 20 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

SEGMENT INFORMATION

     Segment information has been prepared in accordance with Statement of Financial Accounting Standards 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on the types of services provided by each segment. Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 1. Performance of the segments is evaluated on operating revenue and operating income. The Company accounts for intersegment revenue and transfers at cost.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Company provides diversified transportation services in domestic and international markets by means of seven operating segments: Puerto Rico and Caribbean Liner Service, Latin America Liner Service, Crowley Logistics, Ship Assist and Escort Services, Petroleum Services, Marine Transport Corporation, and Energy and Marine Services.

     The Company has aggregated Puerto Rico and Caribbean Liner Service, Latin America Liner Service and Crowley Logistics into one reportable segment called Liner Services. The Company has also aggregated Petroleum Services and Marine Transport Corporation into one reportable segment called Oil and Chemical Distribution and Transportation Services. These operating segments are aggregated based on their long-term financial performance, their products and services and their class of customers being similar.

     Liner Services provides ocean transportation services for the carriage of cargo between two geographic areas: (1) ports in the United States and ports in Puerto Rico and certain eastern Caribbean islands; and (2) ports in the United States and ports in Mexico, Central America, and certain Western Caribbean islands. The Liner Services segment provides a broad range of transportation services including the carriage of containers, trailers, vehicles and oversized cargo known as "NIT service", cargo on a door-to-door basis known as "intermodal service", logistics, warehousing and distribution services, special cargo handling, including the carriage of apparel, refrigerated or perishable goods and hazardous materials, and vessel management services for third parties including the United States Government. The Liner Services segment also provides minor sub-assembly services to one or more of its customers.

     Ship Assist and Escort Services segment provides ship assist, tanker escort, docking and related services, and fire fighting, emergency towing and oil spill response through contracts of affreightment, and voyage, time and bareboat charters for periods ranging from a single voyage to long-term arrangements.

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The table below summarizes certain financial information of the Company's segments and reconciles such information to the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. The Company does not segregate assets or expenditures for long-lived assets by reporting segment; therefore these amounts are reported in Other. Additionally, the Company does not allocate interest expense, interest income, or income taxes to operating segments. Accordingly, such amounts are included in Other.

                                                      OIL AND
                                          SHIP        CHEMICAL
                                         ASSIST     DISTRIBUTION     ENERGY
                                          AND           AND           AND
                              LINER      ESCORT    TRANSPORTATION    MARINE    SEGMENT                               CONSOLIDATED
                             SERVICES   SERVICES    SERVICES(2)     SERVICES    TOTAL       OTHER      ELIMINATION      TOTAL
                             --------   --------   --------------   --------   --------   ----------   -----------   ------------
2004
Operating revenues.........  $632,255   $75,035       $213,431      $ 78,989   $999,710           --           --     $  999,710
Intersegment revenues......        --       417             --        39,025     39,442   $  107,588    $(147,030)            --
Depreciation and
  amortization.............    12,841        46         15,680        10,844     39,411       23,207           --         62,618
Asset charges
  (recoveries).............      (621)     (659)            48        (3,614)    (4,846)          --           --         (4,846)
Operating income (loss)....    19,734    10,189          9,407       (11,876)    27,454           --           --         27,454
Income from discontinued
  operations, net of tax
  expense..................     1,178        --         15,410            --     16,588           --           --         16,588
Assets.....................                                                          --      980,757                     980,757
Total expenditures for
  additions to long-lived
  assets...................                                                          --       27,594                      27,594
2003
Operating revenues.........  $578,554   $73,665       $245,628      $ 70,248   $968,095           --           --     $  968,095
Intersegment revenues......        --       762             --        32,225     32,987   $   99,218    $(132,205)            --
Depreciation and
  amortization.............    10,329        44         11,513        12,205     34,091       23,669           --         57,760
Asset charges
  (recoveries).............      (993)       --         (1,788)       (2,602)    (5,383)          --           --         (5,383)
Operating income (loss)....    20,946     9,746         18,050       (13,543)    35,199           --           --         35,199
Income (loss) from
  discontinued operations,
  net of tax expense.......    (1,177)       --          4,358            --      3,181           --           --          3,181
Assets.....................                                                          --    1,012,970                   1,012,970
Total expenditures for
  additions to long-lived
  assets...................                                                          --       19,247                      19,247
2002(1)
Operating revenues.........  $530,393   $70,504       $270,672      $ 88,577   $960,146           --           --     $  960,146
Intersegment revenues......        --     1,159             --        28,983     30,142   $   97,116    $(127,258)            --
Depreciation and
  amortization.............     7,110        36         16,019        11,487     34,652       19,328           --         53,980
Asset charges
  (recoveries).............       552        --            445          (793)       204           --           --            204
Operating income...........    18,219    13,637          1,467         2,086     35,409           --           --         35,409
Income (loss) from
  discontinued operations,
  net of tax expense.......    (1,064)       --          2,533            --      1,469           --           --          1,469
Assets.....................                                                          --      883,294                     883,294
Total expenditures for
  additions to long-lived
  assets...................                                                          --       96,825                      96,825

---------------

(1) MTL Petrolink Corp. was sold on May 15, 2002 as disclosed in Note 3.

(2) The Oil and Chemical Distribution and Transportation Service segment has been restated for a vessel classified as discontinued operations, as discussed in Note 2.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the ocean transportation of the carriage of cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material for disclosure.

     Operating revenue from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                      UNITED    ALL FOREIGN   CONSOLIDATED
                                                      STATES     COUNTRIES       TOTAL
                                                     --------   -----------   ------------
2004
Operating revenues.................................  $838,588    $161,122       $999,710
Property and equipment, net........................   490,317       3,672        493,989
2003
Operating revenues.................................  $829,293    $138,802       $968,095
Property and equipment, net........................   506,936       3,921        510,857
2002
Operating revenues.................................  $826,068    $134,078       $960,146
Property and equipment, net........................   546,854       4,753        551,607

NOTE 21 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summary data relating to the consolidated results of operations for each quarter of the years ended December 31, 2004 and 2003 follows:

                                                                     QUARTER ENDED
                                                     ----------------------------------------------
                                                      MARCH 31      JUNE 30     SEPT. 30   DEC. 31
                                                     -----------   ----------   --------   --------
2004
Operating revenues.................................   $224,173      $253,171    $270,865   $251,501
Operating income (loss)............................     (2,064)        3,637      16,558      9,323
Income (loss) from continuing operations...........   $ (4,146)     $   (245)   $  7,103   $  5,615
Income (loss) from discontinued operations, net of
  tax..............................................       (752)        1,006         767     15,567
                                                      --------      --------    --------   --------
Net income (loss)..................................   $ (4,898)     $    761    $  7,870   $ 21,182
                                                      ========      ========    ========   ========
Basic income (loss) per common share:
  Income (loss) from continuing operations.........   $ (33.50)     $  (4.72)   $  49.64   $  38.67
  Income (loss) from discontinued operations, net
     of tax........................................      (5.54)         7.43        5.67     115.31
                                                      --------      --------    --------   --------
  Net income (loss)................................   $ (39.04)     $   2.71    $  55.31   $ 153.98
                                                      ========      ========    ========   ========
Diluted income (loss) per common share:
  Income (loss) from continuing operations.........   $ (33.50)     $  (4.72)   $  43.99   $  34.82
  Income (loss) from discontinued operations, net
     of tax........................................      (5.54)         7.43        4.75      96.54
                                                      --------      --------    --------   --------
  Net income (loss)................................   $ (39.04)     $   2.71    $  48.74   $ 131.36
                                                      ========      ========    ========   ========

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     QUARTER ENDED
                                                     ----------------------------------------------
                                                      MARCH 31      JUNE 30     SEPT. 30   DEC. 31
                                                     -----------   ----------   --------   --------
2003
Operating revenues.................................   $217,532      $237,861    $272,040   $240,662
Operating income (loss)............................     (3,601)        7,215      16,829     14,756
Income (loss) from continuing operations...........   $ (4,249)     $  1,319    $  7,158   $  5,832
Income from discontinued operations, net of tax....        132           942         818      1,289
Cumulative effect of change in accounting
  principle, net of tax............................       (420)           --          --         --
                                                      --------      --------    --------   --------
Net income (loss)..................................   $ (4,537)     $  2,261    $  7,976   $  7,121
                                                      ========      ========    ========   ========
Basic income (loss) per common share:
  Income (loss) from continuing operations.........   $ (34.18)     $   6.81    $  49.72   $  40.12
  Income from discontinued operations, net of
     tax...........................................       0.97          6.93        6.01       9.51
  Cumulative effect of change in accounting
     principle, net of tax.........................      (3.09)           --          --         --
                                                      --------      --------    --------   --------
  Net income (loss)................................   $ (36.30)     $  13.74    $  55.73   $  49.63
                                                      ========      ========    ========   ========
Diluted income (loss) per common share:
  Income (loss) from continuing operations.........   $ (34.18)     $   6.81    $  44.10   $  36.04
  Income from discontinued operations, net of
     tax...........................................       0.97          6.93        5.04       7.97
  Cumulative effect of change in accounting
     principle, net of tax.........................      (3.09)           --          --         --
                                                      --------      --------    --------   --------
  Net income (loss)................................   $ (36.30)     $  13.74    $  49.14   $  44.01
                                                      ========      ========    ========   ========

  FOURTH QUARTER 2004 SIGNIFICANT EVENTS:

     In the fourth quarter of 2004, a vessel representing a component of the Company was disposed of. Therefore, the vessel and its related operations have been classified as discontinued operations. Refer to Note 2 for additional information.

     The Company also recorded income of $4,021 related to the Company's discontinued South America operations. Refer to Note 4 for additional information.

     During the fourth quarter of 2004, the Company completed a detailed analysis of certain of its liabilities. As a result of this review the Company recorded the following:

     - a $1,900 increase to insurance claims reserves related to workers compensation, asbestos claims and protection and indemnity self-insurance of which $1,500 relates to prior years and $400 relates to prior quarters of 2004; and

     - a $1,200 decrease to compensation expense related to the accrual of a contribution to an employee stock ownership plan during the first three quarters of 2004 that was not implemented. None of this related to prior years.

In addition, the fourth quarter of 2004 includes an accrual of $1,702 that was recorded to properly reflect the Company's accounts payable at December 31, 2004.

     The Company has evaluated the impact of these adjustments on the previously issued audited consolidated financial statements and unaudited quarterly issued financial statements. The Company determined the effect of these adjustments individually and in the aggregate was not material to any prior periods and therefore, has not restated any financial statements for prior periods.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)

ALLOWANCE FOR BAD DEBTS:

                                           BALANCE AT   CHARGED TO               RECOVERIES,   BALANCE AT
                                           BEGINNING    COSTS AND      OTHER     DEDUCTIONS      END OF
YEAR(2)                                     OF YEAR      EXPENSES    ADDITIONS   CHARGEOFFS       YEAR
-------                                    ----------   ----------   ---------   -----------   ----------
2002.....................................    $9,707       $4,717       $(93)(1)    $(5,494)      $8,837
2003.....................................     8,837        4,008         --         (3,724)       9,121
2004.....................................     9,121        2,635         --         (3,349)       8,407

---------------

(1) Represents the allowance for doubtful accounts disposed of through the sale of MTL Petrolink Corp.

(2) 2003 and 2002 have been restated for discontinued operations. See Note 4 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

2004 COMPARED WITH 2003

     The Company's provision for doubtful accounts decreased $1,373 to $2,635 in 2004 compared with $4,008 in 2003. The Company did not experience major customer account bankruptcies in 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures

     The Company's management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Senior Vice President and Controller), have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Company's principal executive officer and the principal financial officer concluded that, because of the material weakness described below, such disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

     As part of our management's evaluation of the effectiveness of the Company's disclosure controls and procedures and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our management and our independent registered public accounting firm, Deloitte & Touche LLP, reported to our Audit Committee the identification of a "material weakness" in our internal controls over financial reporting. A material weakness is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk of material misstatements caused by error or fraud in the amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weakness identified in our internal controls during the fourth quarter of 2004 related to the timely cut-off of certain accounts payable, insurance reserves and other accrued expense items.

     (b) Changes in Internal Control over Financial Reporting

     Beginning in the fourth quarter of 2004, we took the following steps to address the issue identified as a material weakness and which we believe have enhanced the effectiveness of our internal control over financial reporting and our disclosure controls and procedures:

     - we developed procedures to appropriately record liabilities and expenses that have not been recorded by the accounts payable system; and

     - we developed methodologies to appropriately calculate and record our reserves for workers compensation and protection and indemnity claims which were incurred but not reported.

We completed the implementation of these changes to our system of internal controls and our disclosure controls and procedures in the first quarter of 2005 and believe that these changes have addressed the material weakness that affected our internal controls over financial reporting in fiscal year 2004. We will continue with our on-going evaluation and will improve our internal control over financial reporting as necessary to assure their effectiveness. However, the effectiveness of our system of internal control over financial reporting is subject to certain limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal controls over financial reporting will prevent all errors.

     Other than the changes noted above, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

ITEM 9B.  OTHER INFORMATION.

     (1) On March 29, 2005, the Company's Chairman, President and Chief Executive Officer authorized, within the funding criteria approved by the Company's Board of Directors, the payment of annual bonus awards for performance during 2004 to each of the Company's executive officers whose annual compensation is less than $1.0 million. The bonus awards are set forth in the table below. A description of the bonus plan is set forth in Exhibit 10.17 to this Form 10-K, which description is incorporated herein by reference.

William A. Pennella.........................................  $120,000
  Vice Chairman of the Board and
  Executive Vice President
William P. Verdon...........................................  $ 60,000
  Senior Vice President and
  General Counsel
Albert M. Marucco...........................................  $ 27,000
  Vice President and Treasurer
Richard L. Swinton..........................................  $ 23,925
  Vice President, Tax & Audit(1)

---------------

(1) On January 7, 2005, Richard L. Swinton ceased to perform the functions of the Company's principal financial officer and principal accounting officer and, as a result, ceased serving as an executive officer of the Company. However, Mr. Swinton continues to serve as the Company's Vice President of Tax and Audit.

     (2) On March 29, 2005, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") reviewed and approved, within the funding criteria approved by the Company's Board of Directors and after giving appropriate weight to the recommendations submitted by the Chairman, President and Chief Executive Officer of the Company, the payment of certain amounts of deferred compensation for the year ended December 31, 2004 to each of the Company's executive officers whose annual compensation is less than $1.0 million. The amounts of deferred compensation are set forth in the table below.

William A. Pennella.........................................  $125,000
  Vice Chairman of the Board and
  Executive Vice President
William P. Verdon...........................................  $ 85,000
  Senior Vice President and
  General Counsel
Albert M. Marucco...........................................  $ 50,000
  Vice President and Treasurer
Richard L. Swinton..........................................  $ 46,275
  Vice President, Tax & Audit(1)

     The amounts provided to fund the deferred compensation plan which applies to the Company's executive officers whose annual compensation is less than $1.0 million are based upon: (i) the Company's financial performance, including profitability, cash flow, and operating income as a percentage of revenue; (ii) strategic decisions regarding the Company's long-term success and the anticipated performance for the coming year; and (iii) maritime and general industry salary surveys. Subject to modification based on individual performance and achievement in each case, these factors will be used to determine the payment of any deferred compensation for 2005 to the Company's executive officers whose annual compensation is less than $1.0 million.

     The Company's Board of Directors originally approved the Crowley Maritime Corporation Deferred Compensation Plan (the "DC Plan") effective as of March 17, 1994. The DC Plan was amended and restated as of January 1, 1997. Our stockholders have not approved the DC Plan. The purpose of the DC Plan is to provide deferred compensation to a select group of executive employees of the Company, selected from time to time by a compensation committee appointed by the Company's Board of Directors, in recognition of such employees' future contributions to the Company and its subsidiaries.

     Under the DC Plan, the Company establishes a deferred compensation account for each participant to reflect such participant's interest in the DC Plan. Participants under the DC Plan elect one or more investment models made available by the deferred compensation committee, which are the same as those available under the Company's 401(k) plan, and the Company may, from time to time and in its sole discretion, credit each participant's deferred compensation account with such amounts as it may determine based upon the performance of the investment models chosen by each participant. Under the DC Plan, deferred compensation awards are paid in cash, at the irrevocable election of the participant, on a date upon which the participant: (i) initially becomes 100% vested in his or her account; (ii) attains age 65; or (iii) retires from Company employment. Each participant becomes 100% vested in his or her account upon the earlier to occur of: (i) the participant's attainment of age 65 while he or she is a Company employee; (ii) the participant's retirement from Company employment prior to attainment of age 65 with the approval of the compensation committee;
(iii) the termination of the participant's employment with the Company due to his or her death or disability (as such term is defined under the Company's long-term disability plan as then in effect); or (iv) the participant's employment with the Company for five years (at a vesting rate of 20% per year). A participant whose employment with the Company is terminated prior to his or her full vesting permanently forfeits the unvested portion of his or her account and the vested balance of the account is paid in cash as soon as practicable as permitted by law after the date of termination.

     The DC Plan is administered and interpreted by the Company, which has delegated its delegable responsibilities under the DC Plan to the compensation committee. The Company has also established and funded a trust to assist the Company with the payment of benefits under the DC Plan.

     (3) On March 29, 2005, the Executive Compensation Subcommittee of the Company's Board of Directors (the "Subcommittee") approved, within the objective funding criteria for cash bonuses paid pursuant to the Crowley Maritime Corporation 2004 Management Incentive Plan (the "MIP"), the payment of an annual bonus award for performance during 2004 to those executive officers of the Company whose annual compensation is in excess of $1.0 million. The applicable bonus award is set forth in the table below.

Thomas B. Crowley, Jr. .....................................  $610,685
  Chairman of the Board,
  President and Chief Executive Officer

     In approving the award set forth above, the Subcommittee awarded 100% of a pool which was created pursuant to the MIP based upon a percentage which the Company's operating income in 2004 represented, without taking into account certain operations that were discontinued in 2004, of its total revenue for that year.

     The same objective funding criteria will be used for any bonuses paid for 2005 pursuant to the MIP. The actual award payable for 2005 service can range from 0% to 125% of the eligible officer's base salary for 2005.

     (4) On March 29, 2005, the Subcommittee approved, within the objective funding criteria for deferred compensation paid pursuant to the MIP, the payment of deferred compensation to those executive officers of the Company whose annual compensation is in excess of $1.0 million. The amount of deferred compensation is set forth in the table below.

Thomas B. Crowley, Jr. .....................................  $887,190
  Chairman of the Board,
  President and Chief Executive Officer

     In approving the deferred compensation set forth above, the Subcommittee awarded 100% of a pool which was created pursuant to the MIP based upon the percentage which the Company's operating income in 2004 represented, without taking into certain operations that were discontinued in 2004, of its total revenue for that year.

     The same objective funding criteria will be used for any deferred compensation paid for 2005 pursuant to the MIP. The actual amount of deferred compensation payable for 2005 service can range from 0% to 160% of the eligible officer's base salary for 2005.

     (5) On March 29, 2005, the: (a) Subcommittee approved an increase to the annual base salary (effective April 1, 2005) of Mr. Crowley from $790,020 to $817,680; and (b) Chairman, President and Chief Executive Officer of the Company approved increases to the annual base salaries (effective April 1, 2005) of William A. Pennella ($408,000 to $420,000), William P. Verdon (from $288,000 to $297,000), and Richard L. Swinton (from $186,300 to $192,300). In addition, the Chairman, President and Chief Executive Officer of the Company approved a lump sum merit payment in the amount of $7,400 to Albert M. Marucco, payable in September 2005.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Information concerning directors of the Company appears in the Company's Proxy Statement to be filed with the Securities Exchange Commission in connection with the Company's 2005 Annual Meeting of Stockholders (the "Proxy Statement") under "Nominees for Election as Directors." This portion of the Proxy Statement is incorporated herein by reference.

     (b) For information with respect to our Executive Officers, see "Item 1. Business -- Executive Officers of the Registrant" of this Form 10-K.

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

     (e) The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics was previously filed as an exhibit in our 2003 Annual Report on Form 10-K, indicated in Item 15(a)(3) of this Form 10-K. A copy of this code of ethics will be provided without charge, upon written request sent to our principal executive offices which are located at 155 Grand Avenue, Oakland, California 94612;
Attention: General Counsel.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Certain Relationships and Related Transactions".

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Auditors".

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) The following documents are filed as part of this report:

          1. Consolidated financial statements:  See Table of Contents to "Item
     8. Financial Statements and Supplementary Data".

          2. Consolidated financial statement schedules:  Schedule
     II -- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004. All other schedules are omitted because they are not required or the information is included in the consolidated financial statements.

          3. Exhibits.

          The following exhibits are either included in this Form 10-K or incorporated herein by reference.

             EXHIBIT
              NUMBER                              DESCRIPTION
             -------                              -----------
               2.1        Acquisition Agreement for MTL Petrolink Corp. by and among
                          Marine Transport Corporation, as Seller, American Eagle
                          Tankers Inc. Limited, as Buyer, and Crowley Maritime
                          Corporation, as Guarantor, dated April 29, 2002(2)



               2.2        Purchase and Sale of the Fuel Business of Northland Fuel LLC
                          Purchase Agreement, dated as of July 9, 2004, between
                          Crowley Marine Services, Inc., Northland Fuel LLC, Yukon
                          Fuel Company and Northland Vessel Leasing Company LLC(7)



               2.3        Asset Purchase Agreement dated as of July 9, 2004 by and
                          between Yutana Barge Lines, LLC and Crowley Marine Services,
                          Inc.(7)



               2.4        Amendment No. 1 to Purchase Agreement dated as of October
                          13, 2004, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC(7)



               2.5        Amendment No. 2 to Purchase Agreement dated as of November
                          22, 2004, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC



               3.1        Certificate of Amendment of Restated Certificate of
                          Incorporation of Crowley Maritime Corporation(1)



               3.2        Certificate of Amendment of Restated Certificate of
                          Incorporation of Crowley Maritime Corporation(1)



               3.3        Restated Certificate of Incorporation of Crowley Maritime
                          Corporation(1)



               3.4        Restated By-Laws of Crowley Maritime Corporation(1)



               4.1        Form of Common Stock certificate(1)



               4.2        Loan Agreement Providing for a Secured Term Loan up to
                          $115,000,000 between Crowley Marine Services, Inc., as
                          Borrower, the Banks and Financial Institutions listed on
                          Schedule I hereto, as Lenders, and Den Norske Bank ASA, and
                          Crowley Maritime Corporation, as Guarantor, dated December
                          24, 2003, and Amendment No. 1 thereto made as of March 15,
                          2004(a)(b)(5)



               4.3        Amendment No. 2 to Loan Agreement Providing for a Secured
                          Term Loan of up to $115,000,000 between Crowley Marine
                          Service Inc., as Borrower, the Banks of Financial
                          Institutions listed on Schedule 1 to the Loan Agreement, as
                          Lenders, and DNB NOR BANK ASA, and Crowley Maritime
                          Corporation, as Guarantor, dated June 30, 2004(6)



              10.1        $115,000,000 Amended and Restated Credit Agreement(1)

             EXHIBIT
              NUMBER                              DESCRIPTION
             -------                              -----------



              10.1.1      Amendment No. 1 to the $115,000,000 Amended and Restated
                          Credit Agreement(4)



              10.1.2      $95,000,000 Second Amended and Restated Credit Agreement
                          Dated February 27, 2004(5)



              10.2        Crowley Maritime Corporation Deferred Compensation Plan as
                          amended and restated#(1)



              10.3        Crowley Maritime Corporation Deferred Compensation Plan
                          Trust Agreement as amended#(1)



              10.5        Individual Executive Benefit Agreement between Crowley
                          Maritime Corporation and James B. Rettig#(1)



              10.8        Second Amendment to Split Dollar Life Insurance Agreement
                          between Crowley Maritime Corporation and Thomas B. Crowley,
                          Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
                          Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
                          Crowley, Jr., as trustor and as trustee, dated as of July
                          20, 1998#(1)



              10.9        Split Dollar Life Insurance Agreement (1035 Exchange Policy)
                          between Crowley Maritime Corporation and Thomas B. Crowley,
                          Jr. dated as of July 20, 1998#(1)



              10.10       Split Dollar Life Insurance Agreement (New Policies) between
                          Crowley Maritime Corporation and Thomas B. Crowley, Jr.
                          dated as of July 20, 1998#(1)



              10.11       Split Dollar Life Insurance Agreement between Crowley
                          Maritime Corporation, Thomas B. Crowley, Jr. and Christine
                          S. Crowley, as Distributing Trustee of the 1998 Crowley
                          Family Generation -- Skipping Trust u/t/d dtd/ November 12,
                          1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998#(1)



              10.12       Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement(3)



              10.14       Settlement Agreement, dated as of December 23, 2003, between
                          Crowley Maritime Corporation and Thomas B. Crowley,
                          Jr.#(c)(5)



              10.15       Crowley Maritime Corporation 2004 Management Incentive Plan,
                          dated March 10, 2004#(5)



              10.16       Vessel Construction Contract, dated as of June 2, 2004,
                          between VT Halter Marine Inc., a Delaware corporation, and
                          Vessel Management Services, Inc., a Delaware corporation(6)



              10.17       Description of Crowley Maritime Corporation Bonus Plan For
                          Executives Whose Direct Annual Compensation is Less Than
                          $1.0 Million#



              10.18       Summary of Named Executive Officer and Director Compensation
                          Arrangements#



              11          Statement regarding computation of per share earnings
                          (incorporated herein by reference to Note 15 of the Notes to
                          Consolidated Financial Statements in "Item 8. Financial
                          Statements and Supplementary Data" of this Registration
                          Statement)



              14          Crowley Maritime Corporation Code of Ethics for Chief
                          Executive Officer and Senior Financial Officers(5)



              21          Subsidiaries of Crowley Maritime Corporation



              31.1        Rules 13a-14(a) and 15d-14a Certification (Principal
                          Executive Officer)



              31.2        Rules 13a-14(a) and 15d-14a Certification (Principal
                          Financial Officer)



              32.1        Section 1350 Certifications

---------------

        (a) Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

(b) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(c) Schedule A (Policies on Life of the Survivor of Thomas B. and Molly Crowley) and Schedule B (Bank Loan) have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

         #  Management contract or compensatory plan or arrangement.

        (1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

        (2) Incorporated by reference to the indicated exhibit to Amendment No. 1 of the Company's Registration Statement on Form 10 filed June 4, 2002.

        (3) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002.

        (4) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2003.

        (5) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2003.

        (6) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2004.

        (7) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2004.

     (b) Exhibits.

        The exhibits required by Item 601 of Regulation S-K are filed herewith.

     (c) Additional Financial Statements.

             See Items 15(a)(i) and 15(a)(2) of this Form 10-K. The individual financial statements of the registrant's subsidiaries have been omitted since the registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly owned.

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

Date: March 31, 2005

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

Date: March 31, 2005

                                          By: /s/ John C. Calvin
                                            ------------------------------------
                                            John C. Calvin
                                            Senior Vice President and Controller
                                            (Principal Financial and Accounting
                                              Officer)

Date: March 31, 2005

                                          By: /s/ William A. Pennella
                                            ------------------------------------
                                            William A. Pennella
                                            Vice Chairman of the Board and
                                            Executive Vice President

Date: March 31, 2005

                                          By: /s/ Philip E. Bowles
                                            ------------------------------------
                                            Philip E. Bowles
                                            Director

Date: March 31, 2005

                                          By: /s/ Molly M. Crowley
                                              ----------------------------------
                                            Molly M. Crowley
                                            Director

Date: March 31, 2005

                                          By: /s/ Gary L. Depolo
                                            ------------------------------------
                                            Gary L. Depolo
                                            Director

Date: March 31, 2005

                                          By: /s/ Earl T. Kivett
                                            ------------------------------------
                                            Earl T. Kivett
                                            Director

Date: March 31, 2005

                                          By: /s/ Leland S. Prussia
                                            ------------------------------------
                                            Leland S. Prussia
                                            Director

Date: March 31, 2005

                                          By: /s/ Cameron W. Wolfe, Jr.
                                            ------------------------------------
                                            Cameron W. Wolfe, Jr.
                                            Director

Date: March 31, 2005

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    2.1        Acquisition Agreement for MTL Petrolink Corp. by and among
               Marine Transport Corporation, as Seller, American Eagle
               Tankers Inc. Limited, as Buyer, and Crowley Maritime
               Corporation, as Guarantor, dated April 29, 2002(2)

    2.2        Purchase and Sale of the Fuel Business of Northland Fuel LLC
               Purchase Agreement, dated as of July 9, 2004, between
               Crowley Marine Services, Inc., Northland Fuel LLC, Yukon
               Fuel Company and Northland Vessel Leasing Company LLC(7)

    2.3 Asset Purchase Agreement dated as of July 9, 2004 by and between Yutana Barge Lines, LLC and Crowley Marine Services,
               Inc.(7)

    2.4        Amendment No. 1 to Purchase Agreement dated as of October
               13, 2004, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC(7)

    2.5        Amendment No. 2 to Purchase Agreement dated as of November
               22, 2004, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC

    3.1        Certificate of Amendment of Restated Certificate of
               Incorporation of Crowley Maritime Corporation(1)

    3.2        Certificate of Amendment of Restated Certificate of
               Incorporation of Crowley Maritime Corporation(1)

    3.3        Restated Certificate of Incorporation of Crowley Maritime
               Corporation(1)

    3.4        Restated By-Laws of Crowley Maritime Corporation(1)

    4.1        Form of Common Stock certificate(1)

    4.2        Loan Agreement Providing for a Secured Term Loan up to
               $115,000,000 between Crowley Marine Services, Inc., as
               Borrower, the Banks and Financial Institutions listed on
               Schedule I hereto, as Lenders, and Den Norske Bank ASA, and
               Crowley Maritime Corporation, as Guarantor, dated December
               24, 2003, and Amendment No. 1 thereto made as of March 15,
               2004(a)(b)(5)

    4.3        Amendment No. 2 to Loan Agreement Providing for a Secured
               Term Loan of up to $115,000,000 between Crowley Marine
               Service Inc., as Borrower, the Banks of Financial
               Institutions listed on Schedule 1 to the Loan Agreement, as Lenders, and DNB NOR BANK ASA, and Crowley Maritime
               Corporation, as Guarantor, dated June 30, 2004(6)

   10.1        $115,000,000 Amended and Restated Credit Agreement(1)

   10.1.1      Amendment No. 1 to the $115,000,000 Amended and Restated
               Credit Agreement(4)

   10.1.2      $95,000,000 Second Amended and Restated Credit Agreement
               Dated February 27, 2004(5)

   10.2 Crowley Maritime Corporation Deferred Compensation Plan as amended and restated#(1)

   10.3        Crowley Maritime Corporation Deferred Compensation Plan
               Trust Agreement as amended#(1)

   10.5        Individual Executive Benefit Agreement between Crowley
               Maritime Corporation and James B. Rettig#(1)

   10.8 Second Amendment to Split Dollar Life Insurance Agreement between Crowley Maritime Corporation and Thomas B. Crowley,
               Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
               Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
               Crowley, Jr., as trustor and as trustee, dated as of July
               20, 1998#(1)

   10.9 Split Dollar Life Insurance Agreement (1035 Exchange Policy) between Crowley Maritime Corporation and Thomas B. Crowley,
               Jr. dated as of July 20, 1998#(1)

   10.10       Split Dollar Life Insurance Agreement (New Policies) between
               Crowley Maritime Corporation and Thomas B. Crowley, Jr.
               dated as of July 20, 1998#(1)

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------


   10.11       Split Dollar Life Insurance Agreement between Crowley
               Maritime Corporation, Thomas B. Crowley, Jr. and Christine
               S. Crowley, as Distributing Trustee of the 1998 Crowley
               Family Generation -- Skipping Trust u/t/d dtd/ November 12,
               1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998#(1)

   10.12 Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement(3)

   10.14       Settlement Agreement, dated as of December 23, 2003, between
               Crowley Maritime Corporation and Thomas B. Crowley,
               Jr.#(c)(5)

   10.15 Crowley Maritime Corporation 2004 Management Incentive Plan, dated March 10, 2004#(5)

   10.16 Vessel Construction Contract, dated as of June 2, 2004, between VT Halter Marine Inc., a Delaware corporation, and
               Vessel Management Services, Inc., a Delaware corporation(6)

   10.17       Description of Crowley Maritime Corporation Bonus Plan For
               Executives Whose Direct Annual Compensation is Less Than
               $1.0 Million#

   10.18       Summary of Named Executive Officer and Director Compensation
               Arrangements#

   11          Statement regarding computation of per share earnings
               (incorporated herein by reference to Note 15 of the Notes to Consolidated Financial Statements in "Item 8. Financial
               Statements and Supplementary Data" of this Registration
               Statement)

   14          Crowley Maritime Corporation Code of Ethics for Chief
               Executive Officer and Senior Financial Officers(5)

   21          Subsidiaries of Crowley Maritime Corporation

   31.1        Rules 13a-14(a) and 15d-14a Certification (Principal
               Executive Officer)

   31.2        Rules 13a-14(a) and 15d-14a Certification (Principal
               Financial Officer)

   32.1        Section 1350 Certifications

---------------

(a) Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

(b) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(c) Schedule A (Policies on Life of the Survivor of Thomas B. and Molly Crowley) and Schedule B (Bank Loan) have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

 #  Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10 filed April 1, 2002.

(2) Incorporated by reference to the indicated exhibit to Amendment No. 1 of the Company's Registration Statement on Form 10 filed June 4, 2002.

(3) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002.

(4) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2003.

(5) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2003.

(6) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2004.

(7) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2004.
                                        85