Form 10-Q
period 2005-03-31
CROWLEY MARITIME CORP
filed 2005-05-11
CIK 1130194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-49717
Crowley Maritime Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3148464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Grand Avenue, Oakland, California (Address of principal executive offices)	94612 (Zip Code)
(510) 251-7500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 6, 2005, 88,801 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004

Operating revenues	$241,812	$224,173
Expenses:
Operating	210,020	204,072
General and administrative	10,102	7,649
Depreciation and amortization	15,937	14,734
Asset recoveries, net	(1,746)	(218)

	234,313	226,237

Operating income (loss)	7,499	(2,064)
Other income (expense):
Interest income	801	395
Interest expense	(4,969)	(5,281)
Minority interest in consolidated subsidiaries	(24)	(18)
Other income (expense)	(82)	22

	(4,274)	(4,882)

Income (loss) from continuing operations before income taxes	3,225	(6,946)
Income tax (expense) benefit	(1,300)	2,800

Income (loss) from continuing operations	1,925	(4,146)
Discontinued operations:
Loss from operations, including gain/loss on disposal, net of tax benefit	(85)	(752)

Net income (loss)	1,840	(4,898)
Preferred stock dividends	(394)	(394)

Net income (loss) attributable to common shareholders	$1,446	$(5,292)

Basic income (loss) per common share:
Income (loss) from continuing operations	$11.35	$(33.50)
Loss from discontinued operations	(0.63)	(5.54)

Net income (loss)	$10.72	$(39.04)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$11.35	$(33.50)
Loss from discontinued operations	(0.63)	(5.54)

Net income (loss)	$10.72	$(39.04)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$149,292	$142,896
Receivables, net	164,526	171,647
Inventory	20,829	20,542
Prepaid expenses and other assets	37,362	30,935
Current assets of discontinued operations	567	915

TOTAL CURRENT ASSETS	372,576	366,935
Receivable from related party	11,085	11,177
Goodwill	44,786	44,786
Intangibles, net	13,641	14,125
Other assets	48,682	49,745
Property and equipment, net	492,913	493,989

TOTAL ASSETS	$983,683	$980,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$107,156	$96,648
Accrued payroll and related expenses	49,003	44,221
Insurance claims payable	14,287	15,797
Unearned revenue	7,385	14,126
Current liabilities of discontinued operations	1,364	1,547
Current portion of long-term debt	31,261	30,993

TOTAL CURRENT LIABILITIES	210,456	203,332
Deferred income taxes	93,072	92,731
Other liabilities	19,731	19,465
Minority interests in consolidated subsidiaries	38	14
Long-term debt, net of current portion	334,993	341,380

TOTAL LIABILITIES	658,290	656,922

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred class A convertible stock, $100 par value, 315,000 shares issued, authorized and outstanding	31,500	31,500
Common voting stock, $.01 par value, 4,485,000 shares authorized; 88,801 shares issued and outstanding	1	1
Class N common non-voting stock, $.01 par value, 54,500 shares authorized; 46,138 shares outstanding	—	—
Additional paid-in capital	66,871	66,871
Retained earnings	231,264	229,818
Accumulated other comprehensive loss, net of tax benefit of $2,386 and $2,449, respectively	(4,243)	(4,355)

TOTAL STOCKHOLDERS’ EQUITY	325,393	323,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$983,683	$980,757

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005
(In thousands, except share amounts)

	Preferred Class A				Class N				Accumulated
	Convertible Stock		Common Stock		Common Stock		Additional		Other
							Paid-In	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Loss	Total

December 31, 2004	315,000	$31,500	88,801	$1	46,138	$—	$66,871	$229,818	$(4,355)	$323,835
Preferred stock dividends	—	—	—	—	—	—	—	(394)	—	(394)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	1,840	—
Other comprehensive income:
Amortization of rate lock agreement, net of tax expense of $63	—	—	—	—	—	—	—	—	112
Total comprehensive income	—	—	—	—	—	—	—	—	—	1,952

March 31, 2005	315,000	$31,500	88,801	$1	46,138	$—	$66,871	$231,264	$(4,243)	$325,393

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(In thousands)

	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$1,840	$(4,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,937	14,734
Amortization of deferred gain on the sale and leaseback of vessels	(144)	(144)
Asset recoveries, net	(1,746)	(218)
Change in cash surrender value of life insurance	94	(147)
Deferred income tax provision	278	(1,415)
Changes in current assets and liabilities:
Receivables, net	7,530	(1,624)
Inventory, prepaid expenses and other	(6,714)	6,257
Accounts payable and accrued liabilities	3,671	5,706
Accrued payroll and related expenses	4,782	(1,077)
Other	1,147	(723)

Net cash provided by continuing operations	26,675	16,451
Net cash provided by discontinued operations	165	3,573

Net cash provided by operating activities	26,840	20,024

INVESTING ACTIVITIES:
Property and equipment additions	(15,431)	(3,905)
Dry-docking costs	(4,232)	(3,057)
Proceeds from asset dispositions	5,338	394
Withdrawals of restricted funds	—	1,601
Acquisitions, net of cash acquired	—	100

Net cash used in continuing operations	(14,325)	(4,867)
Net cash provided by discontinued operations	—	1,556

Net cash used in investing activities	(14,325)	(3,311)

FINANCING ACTIVITIES:
Payments on long-term debt	(6,119)	(16,836)
Payment of debt issuance costs	—	(732)

Net cash used in continuing operations	(6,119)	(17,568)
Net cash used in discontinued operations	—	(2,844)

Net cash used in financing activities	(6,119)	(20,412)

Net increase (decrease) in cash and cash equivalents	6,396	(3,699)
Cash and cash equivalents at beginning of period	142,896	158,750

Cash and cash equivalents at end of period	$149,292	$155,051

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 1 —	Summary of Significant Accounting Policies
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission which apply to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for Crowley Maritime Corporation (the “Company”) for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005.
      All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial condition and cash flows for the interim periods have been made. Results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.
Reclassification
      As discussed in Note 2, the Company has reported discontinued operations in 2004. Accordingly, the prior quarter’s unaudited condensed consolidated financial statements and related notes thereto have been reclassified to reflect discontinued operations.
New Accounting Standards
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005; however, earlier application is permitted. The Company has adopted the provisions of FIN 47; the adoption of which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In March 2005, the FASB also issued Interpretation No. 46(R)-5 (“FIN 46(R)-5”), Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of FIN 46(R)-5.

NOTE 2 —	Discontinued Operations
      In November 2004, a vessel used by the Company’s Oil and Chemical Transportation and Distribution Services segment was sold for $8,776, resulting in a gain of $266.
      In December 2003, the Company approved a plan to sell the Logistics operations of its Liner Services segment in Venezuela. In February 2004, the Company sold its Venezuelan Logistics operations for $1,506.
      The two sales of assets described above represented components of the Company whose operations and cash flows were eliminated from the ongoing operations of the Company, as defined in Statement of Financial Accounting Standards Board (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
      On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. In conjunction with the sale, the Company adopted a strategy to exit from several other South America operations. This was treated as discontinued

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2005 and 2004
(In thousands, except share and per share amounts)
operations in accordance with APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.
      The above operations have been reflected as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations. Discontinued operations for the three months ended March 31 are summarized as follows:

	Three Months
	Ended March 31

	2005	2004

Operating revenues	$—	$2,129

Loss from operations before taxes	$(189)	$(883)
Gain (loss) on disposal before taxes	4	(269)
Income tax benefit	100	400

Loss from discontinued operations	$(85)	$(752)

      The combined assets and liabilities of these discontinued operations included in the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

Cash and cash equivalents	$—	$4
Receivables, net	53	331
Prepaid expenses and other assets	514	580

Current assets of discontinued operations	$567	$915

Accounts payable and accrued liabilities	$1,364	$1,547

Current liabilities of discontinued operations	$1,364	$1,547

NOTE 3 —	Earnings Per Common Share
      The computations for basic and diluted income (loss) per common share for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months
	Ended March 31,

	2005	2004

Numerator:
Income (loss) from continuing operations	$1,925	$(4,146)
Less preferred stock dividends	(394)	(394)

Income (loss) for basic earnings per common share from continuing operations	1,531	(4,540)
Loss from discontinued operations, net of tax benefit	(85)	(752)

Net income (loss) attributable to common shareholders	$1,446	$(5,292)

Denominator:
Basic weighted average shares	134,939	135,542

Diluted weighted average shares	134,939	135,542

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2005 and 2004
(In thousands, except share and per share amounts)
      The preferred class A convertible stock is anti-dilutive for the three months ended March 31, 2005 and 2004.

NOTE 4 —	Financial Information by Segment and Geographic Area
      The table below summarizes certain financial information for each of the Company’s segments and reconciles such information to the unaudited condensed consolidated financial statements for the three months ended March 31, 2005 and 2004.

			Oil and
		Ship	Chemical
		Assist	Distribution	Energy
		and	and	and
	Liner	Escort	Transportation	Marine	Segment			Consolidated
	Services	Services	Services(1)	Services	Total	Other	Elimination	Total

Three Months Ended March 31, 2005
Operating revenues	$163,417	$19,210	$48,042	$11,143	$241,812	—	—	$241,812
Intersegment revenues	—	119	—	10,974	11,093	$26,084	$(37,177)	—
Depreciation and amortization	3,320	11	4,345	2,529	10,205	5,732	—	15,937
Asset recoveries	(111)	(37)	—	(1,598)	(1,746)	—	—	(1,746)
Operating income (loss)	4,832	2,222	3,832	(3,387)	7,499	—	—	7,499
Loss from discontinued operations, net of tax	(42)	—	(43)	—	(85)	—	—	(85)
Three Months Ended March 31, 2004
Operating revenues	$145,829	$17,903	$41,126	$19,315	$224,173	—	—	$224,173
Intersegment revenues	—	149	—	8,784	8,933	$25,998	$(34,931)	—
Depreciation and amortization	2,759	12	3,399	2,823	8,993	5,741	—	14,734
Asset charges (recoveries)	(219)	—	—	1	(218)	—	—	(218)
Operating income (loss)	85	1,651	(34)	(3,766)	(2,064)	—	—	(2,064)
Income (loss) from discontinued operations, net of tax	(1,547)	—	795	—	(752)	—	—	(752)

(1)	As discussed in Note 2, during the fourth quarter of 2004, the Company sold a vessel representing a component of the Company’s Oil and Chemical Transportation and Distribution Services segment. The Oil and Chemical Distribution and Transportation Services segment has been restated for the three months ended March 31, 2004 to reclassify the operations of the vessel to discontinued operations.

Geographic Area Information
      Revenues are attributed to the United States and to all foreign countries based on the port of origin for the ocean transportation of the carriage of ocean cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material for disclosure.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2005 and 2004
(In thousands, except share and per share amounts)
      Operating revenues from external customers and property and equipment, net by geographic area are summarized as follows:

	United	All Foreign	Consolidated
	States	Countries	Total

Three months ended March 31, 2005
Operating revenues	$201,826	$39,986	$241,812
Property and equipment, net	$489,313	$3,600	$492,913
Three months ended March 31, 2004
Operating revenues	$189,573	$34,600	$224,173
Property and equipment, net	$498,174	$4,011	$502,185

NOTE 5 —	Commitments and Contingencies

General Litigation
      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2005, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

Litigation Involving Directors
      A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants have pursued a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of the Crowley family by allegedly expending corporate funds improperly. The plaintiffs seek damages and other relief. On February 25, 2005, the Company and the director defendants filed a motion with the Court seeking dismissal of the lawsuit. On April 6, 2005, the plaintiffs filed with the Court an answering brief in opposition to this motion. On May 6, 2005, the Company and the director defendants filed a further brief with the Court. As of the date of the filing of this report with the Securities an Exchange Commission, the Court has not ruled on the motion. The Company believes that the lawsuit is without merit.

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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2005 and 2004
(In thousands, except share and per share amounts)
      Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, Judge Charles R. Weiner administratively dismissed the cases subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 34 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing the cases. It is not known whether Judge Weiner will be able to develop a plan that will result in settlement of the cases. If he is unsuccessful, upon reinstatement, the cases should be remanded to the Ohio and Michigan Federal Courts.
      In addition, the Company is a defendant in approximately 107 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York.
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
      At March 31, 2005, the Company has accrued $2,658 as its best estimate of the potential liability and recorded a receivable from its insurance companies of $1,231 related to the asbestos litigation described above.
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
      While it is not feasible to accurately predict or determine the ultimate outcome of all pending investigations and legal proceedings relating to asbestos or toxic substances or provide reasonable ranges of potential losses with respect to these matters, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse affect on the Company’s consolidated financial condition, operating results or cash flows.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2005 and 2004
(In thousands, except share and per share amounts)

Other Commitments
      The Company has executed agreements totaling approximately $34,121 to purchase certain equipment that is expected to be delivered during 2005.

NOTE 6 —	Additional Cash Flow Information
      At March 31, 2005, the Company reduced its accrual for the purchase of property and equipment by $1,533.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following presentation of Management’s Discussion and Analysis (“MD&A”) of Crowley Maritime Corporation’s (the “Company’s”) financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q and with the December 31, 2004 consolidated financial statements and notes thereto, along with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005 (the “Form 10-K”).
      Certain statements in this quarterly report on Form 10-Q and its Exhibits (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “expects,” “may affect,” “anticipates,” “may depend,” “believes,” “estimates,” “plans,” “projects” and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on behalf of the Company is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond the Company’s control.
      In addition to those risks discussed below in the section entitled “Risk Factors” and in the Company’s other public filings, press releases and statements by the Company’s management, factors that may cause the Company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward looking statements include:

•	changes in worldwide demand for chemicals, petroleum products and other cargo shipped by the Company’s customers;

•	the cyclical nature of the shipping markets in which the Company’s Liner Services segment operates;

•	changes in domestic and foreign economic, political, military and market conditions;

•	the effect of, and the costs of complying with, federal, state and foreign laws and regulations;

•	the impact of recent and future acquisitions and joint ventures by the Company on its business and financial condition;

•	fluctuations in fuel prices;

•	the Company’s ongoing need to be timely in replacing or rebuilding certain of its tankers and barges currently used to carry petroleum products;

•	competition for the Company’s services in the various markets in which it operates;

•	risks affecting the Company’s ability to operate its vessels or carry out scheduled voyages, such as catastrophic marine disaster, adverse weather and sea conditions, and oil, chemical and other hazardous substance spills;

•	the effect of pending asbestos or other toxic tort related litigation and related investigations and proceedings;

•	the state of relations between the Company and its unionized work force as well as the effects of possible strikes or other related job actions; and

•	risks associated with the Company’s foreign operations.
      All such forward-looking statements are current only as of the date on which such statements were made. Readers should carefully review this Form 10-Q in its entirety, including, but not limited to,

Crowley Maritime Corporation’s unaudited condensed consolidated financial statements and the notes thereto.
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
      In November of 2004, the Company sold a vessel that was a component of the Company, as defined in Statement of Financial Accounting Standards Board (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for $8.8 million. Accordingly, all financial information in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been restated to present the discontinued vessel operations separately from the Company’s continuing operations.
      A summary of the Company’s consolidated results of operations for the three months ended March 31, 2005 and 2004 is provided below. A summary of certain financial information for each of the Company’s segments for the three months ended March 31, 2005 and 2004 is presented in Note 4 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.

	Three Months
	Ended March 31,
			Increase
	2005	2004	(Decrease)

	(In millions, except
	per share amounts)
Operating revenues	$241.8	$224.2	$17.6
Operating income (loss)	$7.5	$(2.1)	$9.6
Net income (loss) attributable to common shareholders	$1.4	$(5.3)	$6.7
Basic and diluted income (loss) per common share	$10.72	$(39.04)	$49.76
      We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) entered into a construction contract in June of 2004 for two articulated tug/barge units (“ATB’s”); and (2) entered into a definitive agreement effective July 20, 2004 to purchase a fuel distribution business in Alaska. To be certain that we have the financial resources required for any project that meets our criteria, we maintain a revolving line of credit that may provide up to $95.0 million. At March 31, 2005, the Company had cash and cash equivalents of $149.3 million and long-term debt in the amount of $366.3 million.
Critical Accounting Policies
      The preparation of the unaudited condensed consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact these unaudited condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, goodwill, revenue recognition, and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see “Note 1 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in the Form 10-K filed on March 31, 2005.

Long-Lived Asset Depreciation, Amortization and Impairment
      The Company monitors expenditures for long-lived assets to determine their appropriate useful lives. This determination is based on historical experience with similar assets and the assets’ expected use in the Company’s business. The determination of the assets’ depreciable life can significantly impact the financial statements. In addition, the Company depreciates property and equipment, less estimated salvage value, using the straight-line method as such method is considered to be the most appropriate systematic and rational method to allocate the cost of property and equipment over the period in which it is to be in use.
      The Company assesses recoverability of the carrying value of the asset, when indicators of impairment are present, by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Goodwill
      Goodwill represents the costs of acquired companies in excess of the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill deemed to have an indefinite life is not amortized, but is subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment; the assessment primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

Revenue Recognition
      The Company’s accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized ratably over each voyage by load and discharge port. The Company’s Logistics services and Ship Assist and Escort Services are recognized as services are provided. Revenues from the Oil and Chemical Distribution and Transportation Services and Energy and Marine Services are recognized ratably over the length of the contract. Estimated losses are provided at the time such losses become evident. The Company’s recognition of revenue includes estimates of the total costs incurred for each service and the total billings to perform the service that impacts the estimated operating margin. While the Company has processes in place to assist in developing these estimates, if the Company experiences significantly higher costs or a significant decrease in estimated billings, the Company’s financial position, results of operation and cash flows could be materially impacted.

Litigation and Environmental Reserves
      The Company monitors its outstanding litigation (including unasserted claims). The Company estimates the expected probable loss (if any) of each claim or potential claim. If a range of probable loss is determined, the Company records a reserve at the low end of the range, unless there are indications that another amount within the range better approximates the expected loss. The determination of whether a litigation reserve is necessary is based on internal analysis by management, consultation with the

Company’s general counsel and, when necessary, consultations with external counsel. The Company’s litigation reserves are a significant estimate that can and does change based on management’s evaluation of the Company’s existing and potential litigation liabilities.
      The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is unable to predict the ultimate outcome of this litigation and an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of this litigation and such environmental liabilities could have a material impact on the Company’s financial position, results of operations and cash flows. See “Part II — Other Information — Item 1. Legal Proceedings” and Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements”.
Comparison of the Three Months Ended March 31, 2005 and 2004
      Consolidated operating revenues for the first quarter of 2005 increased $17.6 million, or 7.9%, to $241.8 million compared with $224.2 million for the first quarter of 2004. This increase was primarily the result of the following events or circumstances:

•	$4.5 million as a result of higher prices and volumes of fuel sold;

•	$2.9 million from increased vessel utilization as a result of backhaul activity on the United States east coast;

•	$15.4 million as a result of an increase in rates in our scheduled marine transportation services; and

•	$2.1 million as a result of an increase in other logistical service revenues generated by our expanding warehousing and distribution operations in Central America and the United States.
      These increases were partially offset by decreases in revenues which resulted from the following events or circumstances:

•	$5.2 million from reduced activity in our Northern Alaskan land operations; and

•	$3.3 million as a result of a decrease in government and commercial contract activity, principally in the Gulf of Mexico.
      Consolidated operating expenses increased $5.9 million for the first quarter of 2005, or 2.9%, to $210.0 million compared with $204.1 million for the first quarter of 2004. This increase was primarily caused by:

•	$3.7 million associated with higher prices and volumes of fuel purchased for our direct fuel sales;

•	$1.4 million in vessel-related costs from increased utilization as a result of backhaul activity on the United States east coast;

•	$6.0 million in vessel-related costs and $4.0 million in non-vessel costs from our scheduled marine transportation services; and

•	$1.7 million increase in other logistical service expenses due to our expanding warehousing and distribution operations in Central America and the United States.
      These increases were partially offset by decreased expenses of:

•	$2.4 million from reduced activity in our northern Alaskan land operations;

•	$3.9 million decrease in government and commercial contract activity, principally in the Gulf of Mexico;

•	$2.4 million caused by the absence of certain vessels in 2005 (either due to sale of those vessels or the termination of charters) that were in service during 2004; and

•	$2.1 million which the Company expensed during the first quarter of 2004 to reflect the cost of settling certain asbestos-related claims during the second quarter of 2004.
      Consolidated general and administrative expenses for the first quarter of 2005 increased $2.5 million, or 32.9%, to $10.1 million compared with $7.6 million for the first quarter of 2004. This increase was primarily attributable to an increase of: (a) $1.3 million in payroll related costs; (b) $.3 million in travel related costs; (c) and $.2 million in insurance costs related to split-dollar insurance and director life insurance policies.
      Consolidated depreciation and amortization expense for the first quarter of 2005 increased $1.2 million, or 8.2%, to $15.9 million compared with $14.7 million for the first quarter of 2004. This increase was the result of an increase in dry-dock amortization in the amount of $1.5 million, which was partially offset by a decrease in depreciation of $.3 million. Dry-dock costs for thirteen vessels were amortized in the first quarter of 2005 compared with nine vessels in the first quarter of 2004. The decrease in depreciation was caused by: (a) vessels classified as held for sale in the first quarter of 2004; (b) vessels sold; and (c) vessels fully depreciated in the first quarter of 2004.
      Consolidated asset recoveries, net for the first quarter of 2005 increased $1.5 million to a recovery of $1.7 million compared with a recovery of $.2 million for the first quarter of 2004. The gains from the first quarter of 2005 resulted from the sale of equipment and six vessels. The gains from the first quarter of 2004 resulted from the sale of equipment.
      As a result, our consolidated operating income for the first quarter of 2005 increased $9.6 million to $7.5 million compared with an operating loss of $2.1 million for the first quarter of 2004.
      Due to higher interest rates, interest income for the first quarter of 2005 increased $.4 million to $.8 million compared with $.4 million for the first quarter of 2004.
      Interest expense for the first quarter of 2005 decreased $.3 million, or 5.7%, to $5.0 million compared with $5.3 million for the first quarter of 2004. This decrease was due to higher capitalized interest of $.3 million in the first quarter of 2005 compared with the first quarter of 2004 due to the construction of two articulated tug/barge units which are expected to be delivered in 2006.
      Income tax expense for the first quarter of 2005 increased $4.1 million, to $1.3 million compared with a tax benefit of $2.8 million for the first quarter of 2004. The effective tax rate was 40.3% for the first quarter of 2005 and 2004, respectively.
      Discontinued operations decreased $.7 million to a loss of $.1 million for the first quarter of 2005 compared with a loss of $.8 million for the first quarter of 2004. This decrease was due to the sale of: (a) the Company’s logistics operations in Venezuela during the first quarter of 2004; and (b) a vessel that was considered a component of the Company, as defined by SFAS 144, during the fourth quarter of 2004.
      As a result, net income attributable to common shareholders for the first quarter of 2005 increased $6.7 million to $1.4 million ($10.72 basic and diluted income per common share) compared with a net loss attributable to common shareholders of $5.3 million ($39.04 basic and diluted income per common share) for the first quarter of 2004.

Liner Services
      Operating revenues from our Liner Services segment for the first quarter of 2005 increased $17.6 million, or 12.1%, to $163.5 million compared with $145.9 million for the first quarter of 2004. The increase was primarily attributable to a 23.9% increase in average revenue per twenty-foot equivalent, or TEU (“average revenue”), and an increase of 23.1% in other logistical service revenues, which was partially offset by a decrease of .8% in container and noncontainer volume. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges. The Company’s container and noncontainer volume decreased to 143,179 TEU’s for the first quarter of 2005 from 144,279 TEU’s for the first quarter of 2004. An increase in other logistical service revenues resulted from an increase of $2.1 million generated by our expanding warehousing and distribution operations in Central America and the United States.
      Operating expenses for our Liner Services segment for the first quarter of 2005 increased $10.5 million, or 7.6%, to $148.6 million compared with $138.1 million for the first quarter of 2004. Vessel and non-vessel-related expenses increased $6.0 million and $4.0 million, respectively, during the first quarter of 2005. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, and equipment maintenance and repairs. An increase of $1.7 million in other logistical service expenses was due to expenses incurred in connection with our expanding warehousing and distribution operations in Central America and the United States.
      Depreciation and amortization for our Liner Services segment for the first quarter of 2005 increased $.4 million, or 13.8%, to $3.3 million compared with $2.9 million for the first quarter of 2004. The increase was primarily attributable to a $.6 million increase in dry-dock amortization. Liner Services amortized dry-dock costs for nine vessels during the first quarter of 2005 compared with six vessels during the first quarter of 2004.
      Asset recoveries, net for our Liner Services segment for the first quarter of 2005 decreased $.1 million to $.1 million compared with $.2 million for the first quarter of 2004. The gains from both the first quarters of 2005 and 2004 resulted from disposals of equipment.
      As a result, the operating income from our Liner Services segment for the first quarter of 2005 increased $4.7 million to $4.8 million compared with $.1 million for the first quarter of 2004.

Ship Assist and Escort Services
      Operating revenues from our Ship Assist and Escort Services segment for the first quarter of 2005 increased $1.3 million, or 7.3%, to $19.2 million compared with $17.9 million for the first quarter of 2004. The increase was primarily attributable to: (a) a $.5 million increase in rates, directly attributable to a fuel surcharge to cover rising fuel prices; (b) $.3 million of revenues from operations in Oakland, California which commenced during the second quarter of 2004; and (c) a $.6 million increase in revenues from an increase in tug volumes in San Diego, Los Angeles and El Segundo, California and Tacoma, Washington. Overall vessel utilization during the first quarter of 2005 increased to 73% compared with 72% during the first quarter of 2004.
      Operating expenses for our Ship Assist and Escort Services segment for the first quarter of 2005 increased $.5 million, or 3.2%, to $16.2 million compared with $15.7 million for the first quarter of 2004. Vessel-related costs, such as crew and fuel costs, increased by $.5 million. A decrease of $.5 million in other vessel-related costs was mostly due to a decrease in vessel maintenance and repairs. Non-vessel expenses increased $.6 million, which was mostly attributable to an increase in subcontracting costs due to the increased tug volumes during the first quarter of 2005.
      As a result, operating income from our Ship Assist and Escort Services segment for the first quarter of 2005 increased $.5 million to $2.2 million compared with $1.7 million for the first quarter of 2004.

Oil and Chemical Distribution and Transportation Services
      Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the first quarter of 2005 increased $6.9 million, or 16.8%, to $48.0 million compared with $41.1 million for the first quarter of 2004. The increase was primarily attributable to an increase in revenues of: (a) $4.5 million generated by an increase in prices and volumes of fuel sold directly by us; and (b) $2.9 million from increased utilization of certain vessels as a result of backhaul activity on the

United States east coast. Overall vessel utilization during the first quarter of 2005 increased to 50% compared with 45% during the first quarter of 2004.
      Operating expenses for our Oil and Chemical Distribution and Transportation Services segment for the first quarter of 2005 increased $2.0 million, or 5.5%, to $38.3 million compared with $36.3 million for the first quarter of 2004. This increase is primarily attributable to: (a) $3.7 million arising from higher costs and volumes of fuel purchased for resale; and (b) $1.4 million from higher vessel costs associated with increased utilization as a result of backhaul activity on the United States east coast. This increase was partially offset by a decrease of $2.4 million in expenses caused by the absence of certain vessels in 2005 (either due to sale of those vessels or termination of charters) that were in service during 2004.
      Depreciation and amortization for our Oil and Chemical Distribution and Transportation Services segment for the first quarter of 2005 increased $.9 million, or 26.5%, to $4.3 million compared with $3.4 million for the first quarter of 2004. The increase was primarily attributable to a $.9 million increase in dry-dock amortization for vessels. Dry-dock costs for four vessels were amortized during for the first quarter of 2005 compared with three vessels during the first quarter of 2004.
      As a result, the operating income from our Oil and Chemical Distribution and Transportation Services segment for the first quarter of 2005 was $3.8 million compared with $0 for the first quarter of 2004.

Energy and Marine Services
      Operating revenues from our Energy and Marine Services segment for the first quarter of 2005 decreased $8.2 million, or 42.5%, to $11.1 million compared with $19.3 million for the first quarter of 2004. The decrease was primarily attributable to a decrease of: (a) $5.2 million in revenues caused by reduced activity in our Northern Alaskan land operations; and (b) a $3.3 million decrease in revenues in government and commercial contract activity, principally in the Gulf of Mexico. Overall vessel utilization decreased to 39% during the first quarter of 2005 compared with 47% during the first quarter of 2004. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile. Current indications are that our revenues generated by the transportation of oil exploration cargo to Sakhalin Island, Russia will decline substantially during 2005.
      Operating expenses for our Energy and Marine Services segment for the first quarter of 2005 decreased $4.7 million, or 16.6%, to $23.6 million compared with $28.3 million for the first quarter of 2004. The decrease is primarily attributable to a reduction of: (a) $3.9 million in operating costs related to a decrease in government and commercial contract activity, principally in the Gulf of Mexico; and (b) $2.4 million in operating costs in our Northern Alaskan land operations as a result of reduced activity. These decreases were partially offset by higher fuel and labor costs in the amount of $2.2 million arising from vessels chartered, at cost, by our Energy and Marine Services segment to our Puerto Rico and Caribbean Islands Service.
      Depreciation and amortization for our Energy and Marine Services segment for the first quarter of 2005 decreased $.3 million, or 10.7%, to $2.5 million compared with $2.8 million for the first quarter of 2004. The decrease was the result of a reduction in depreciation in the amount of $.3 million caused by: (a) vessels classified as held for sale in 2004; (b) vessels sold; and (c) vessels fully depreciated in 2004.
      Asset recoveries, net for our Energy and Marine Services segment for the first quarter of 2005 was $1.6 million compared with $0 the first quarter of 2004. Asset recoveries for the first quarter of 2005 resulted from the sale of five vessels.
      As a result, the operating loss from our Energy and Marine Services segment for the first quarter of 2005 decreased by $.4 million to $3.4 million compared with an operating loss of $3.8 million for the first quarter of 2004.

Liquidity and Capital Resources
      The Company’s ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make investments and to service debt. Management believes that cash flows from operations and borrowings will provide sufficient working capital to fund the Company’s operating needs and to finance capital expenditures during the next twelve months.
      On April 11, 2005, the Company purchased a vessel for $9.5 million that was chartered by the Company pursuant to a time charter which was not scheduled to expire until 2009. As of the date of the purchase, the Company: (a) was released from its obligations under the time charter; and (b) is no longer obligated to pay the $32.0 million of time charter hire which, in the absence of the purchase of the vessel and the termination of the time charter, would have been payable between April 11, 2005 and 2009. Except for this transaction, the Company’s contractual obligations and other contractual commitments have not changed materially outside the ordinary course of the Company’s business since December 31, 2004.

Financial Condition as of March 31, 2005
      As of March 31, 2005, the Company had cash and cash equivalents of $149.3 million compared with $142.9 million at December 31, 2004. The Company generated $26.7 million of cash from continuing operations during the three month period ended March 31, 2005. The net income before depreciation and amortization expense and taxes provided $19.2 million of cash. Additional cash from operations was provided by lower levels of funding for working capital requirements.
      The Company used $14.3 million of cash for investing activities from continuing operations during the three month period ended March 31, 2005. The Company expended $15.4 million for the construction of vessels and the purchase of equipment. Proceeds of $5.3 million were received from asset dispositions. Dry-docking costs of $4.2 million was incurred for one vessel during the three month period ended March 31, 2005.
      The Company used cash of $6.1 million in financing activities from continuing operations for scheduled principal payments of the Company’s debt.

Off-Balance Sheet Arrangements
      As of March 31, 2005, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Securities and Exchange Commission Regulation S-K.

Capital Resources
      The Company has executed agreements totaling approximately $34.1 million to purchase certain equipment which is expected to be delivered during 2005.
      The Company has entered into a definitive agreement (the “Purchase Agreement”), dated as of July 9, 2004 and effective from and after July 20, 2004, to purchase from Northland Fuel LLC, a Delaware limited liability company (“Northland”), and Yukon Fuel Company, an Alaska corporation (“YFC”), a marine and land-based refined petroleum products distribution business conducted by Northland and YFC in Western Alaska (the “Business”). Pursuant to the Purchase Agreement, the Company also agreed to purchase from: (a) Northland Vessel Leasing Company, LLC, a Delaware limited liability company (“NVLC”), certain barges and other vessels used in the Business; and (b) Yutana Barge Lines, LLC, a Delaware limited liability company (“Yutana”), certain assets used in the Business. The aggregate purchase price payable at closing by the Company is $52.2 million plus an amount equal to net working capital (including fuel inventory) determined in accordance with the Purchase Agreement. Net working capital is estimated to range between approximately $15 million and $25 million. In addition, closing is conditioned upon the Consent Decree (as defined below) becoming final (which will not occur earlier than 60 days after its filing with the Court (as defined below)) and the Court’s approval of the Consent Decree.

      On July 13, 2004, the Company, together with Northland, YFC, NVLC and Yutana (collectively, the “Sellers”), entered into a Consent Decree with the State of Alaska (the “Consent Decree”), which settles a lawsuit filed on July 20, 2004, by the Alaska Attorney General against the Company and the Sellers in the Superior Court for the State of Alaska, Second Judicial District at Nome (the “Court”). The Consent Decree was filed with the Court on July 23, 2004. The Alaska Attorney General alleges in the lawsuit that the transactions contemplated by the Purchase Agreement violate the antitrust laws of the State of Alaska and the United States. Pursuant to the Consent Decree, the Company agreed, among other things, to: (a) provide approximately 4,000,000 gallons of tank farm storage capacity located in Bethel, Alaska to Delta Western, Inc. (“DW”) for up to 10 years (with options to extend); (b) sell certain tugs, barges and related assets to DW to enable DW to distribute petroleum products on the coastal areas and river systems in Alaska; and (c) grant options to DW to acquire and/or lease certain real property located in Bethel, Alaska. In addition, the Consent Decree contains provisions that restrict the ability of the Company to: (a) acquire any of the assets it divests pursuant to the Consent Decree; and (b) dispose of the tank farms it operates in Bethel, Alaska. The sixty day public comment period has expired, and comments (“verified exceptions”) were filed by certain of the plaintiffs, the City of Bethel, Alaska and several others in the aforementioned lawsuit. The Court has ordered the Attorney General to turn over parts of his investigative file to certain of those who filed exceptions. The Attorney General has filed a petition in the Alaska Supreme Court seeking to have the Court’s order overturned, and the Company has joined in that request. The Alaska Supreme Court agreed to hear the petition to review the lower court’s ruling ordering the Attorney General to turn over parts of its investigative files. All parties submitted their briefs to the Alaska Supreme Court and oral arguments were heard on April 14, 2005. On April 18, 2005, the Alaska Supreme Court issued its ruling affirming the lower court’s order that portions of the Attorney General’s file be produced subject to claims of privilege, which include trade secrets. The Alaska Supreme Court made clear, however, that the definition of trade secrets was to be interpreted broadly to include confidential information that would give an unfair advantage to customers as well as competitors. The matter will now return to the Court in Nome for determination of which documents must be disclosed subject to the expanded definition of privilege. The Court has set a date of August 1, 2005 for a hearing on the Consent Decree. We are hopeful that the judicial proceedings will be addressed promptly and we will be in a position to close during the third quarter of 2005.
Risk Factors
      If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.
      Demand for our services is dependent on a number of factors beyond our control, including:

•	worldwide demand for chemicals and petroleum products and other cargo shipped by our customers;

•	local and international political and economic conditions and policies; and

•	weather conditions.
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

Fluctuation of fuel prices
      Economic and political factors can affect fuel prices. The Company’s operations may be impacted due to the timing and our ability to pass these changes in fuel prices to our customers.

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
      In addition to price, service, experience and reputation, important competitive factors include safety record, ability to meet the customer’s schedule, customers’ national flag preference, operating conditions, capability and intended use, complexity of logistical support needs and presence of equipment in the appropriate geographical locations.
      Many of our major competitors are diversified multinational companies. Some of these companies have financial resources and operating staffs substantially larger than ours. As a result, they may be better able to compete in making vessels available more quickly and efficiently, meeting the customer’s schedule and withstanding the effect of declines in market prices. They may also be better able to weather a downturn in our customers’ industries. As a result, we could lose customers and market share to these competitors.

The Company may incur significant costs, liabilities and penalties in complying with government regulations
      Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where the Company’s vessels operate or are registered, has a significant impact on our operations. These regulations relate to worker health and safety, the manning, construction and operation of vessels, homeland, port and vessel security, and oil spills and other aspects of environmental protection.
      Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company’s business. If this happens, it could have a substantial negative impact on the Company’s profitability and financial position. The Company cannot predict whether it will incur such costs or penalties in the future.

Oil and Chemical Distribution and Transportation Services deploys a number of barges which, in their present condition, will not be permitted to carry petroleum products in United States waters as of certain dates occurring over the next ten years
      In the event that the Company is not able to replace or rebuild those barges which it currently uses to carry petroleum products, it could become impossible for Oil and Chemical Distribution and Transportation Services to continue to transport petroleum products at current levels for its current customers between ports in the United States. Should this occur, it could have a substantial negative impact on the profitability of Oil and Chemical Distribution and Transportation Services.

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

The Company is a defendant in numerous asbestos-related lawsuits
      The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See “Part II — Other Information — Item 1. Legal Proceedings” and Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements”. Additional litigation relating to these matters may be commenced in the future. While it is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

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
      We require skilled employees who may have to perform physically demanding work. As a result of the volatility of our customers’ industries, particularly the oil and petrochemical industries, and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase the rates we charge our customers to compensate for wage-rate increases, our operating results may be adversely affected.

The Company is heavily dependent on unionized labor
      The Company’s operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At March 31, 2005, approximately 62% of the Company’s employees were members of unions. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition.

We may not be able to negotiate collective bargaining agreements on terms favorable to the Company
      The Company has collective bargaining agreements with 13 different unions. These agreements will expire through 2015. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to the Company upon expiration of the agreements. If the Company is not able to negotiate favorable terms, it may be at a competitive disadvantage.

There are certain risks associated with our international operations
      Substantial amounts of our operating revenues are derived from our foreign operations. (See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements”.) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.
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

Other business risks
      Other risks which may affect our operations and revenues include our ability to:

•	manage our costs effectively;

•	finance our operations and construct new vessels on acceptable terms;

•	charter our vessels on acceptable terms; and

•	manage these risks successfully.

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

Mr. Crowley can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests
      As of April 30, 2005, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 65.2% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 78.1% of the total votes attributable to our outstanding voting stock as of April 30, 2005. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley’s stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financing arrangements; and

•	the payment of dividends on our stock.
      Mr. Crowley and his family are the beneficiaries of certain split-dollar life insurance agreements and a related settlement agreement. As the Company has previously disclosed, the Company and Mr. Crowley were parties to certain split-dollar life insurance agreements. On April 6, 1992, the Company and Mr. Crowley entered into the first of these agreements (the “1992 Agreement”) and on July 20, 1998, the Company and Mr. Crowley entered into a second agreement (“the 1998 Agreement”). Following the passage of the Sarbanes-Oxley Act of 2002 (the “Act”), it is uncertain whether the Act prohibits the Company from continuing to pay the annual premiums for these life insurance policies owned by Mr. Crowley and certain trusts for the benefit of his descendants. While the Act does not specifically address these types of insurance arrangements, it generally makes it unlawful for an issuer to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer. Since it is possible that the Act might be construed as treating annual premium payments made after July 30, 2002 under the split-dollar life insurance agreements as new extensions of credit which would be prohibited by the Act, the Company has suspended making any annual premium payments for the life insurance policies owned by Mr. Crowley and the trusts.
      On December 23, 2003, the Company and Mr. Crowley entered into an agreement terminating and settling the parties’ obligations under the 1992 Agreement (“Settlement Agreement”). Pursuant to the Settlement Agreement, Mr. Crowley repaid to the Company $7.5 million, which represented the total amount of premiums paid by the Company under the 1992 Agreement, and Mr. Crowley relinquished all of his rights under the 1992 Agreement. In return, the Company agreed to pay Mr. Crowley an amount equal to the interest payable by him on financing he arranged to repay the Company and applicable taxes. The Company also suspended its premium payments under the 1998 Agreement because of the possibility that such payments also could be treated as an extension of credit prohibited by the Sarbanes-Oxley Act. Since July 2002, the Company has not paid any premiums under the 1998 Agreement. Rather, premiums have been paid out of the cash surrender value of the underlying policies. Thus, while the Company has ceased performing its obligations under the 1998 Agreement, the underlying policies remain in force and are pledged as security to repay to the Company the premiums it paid under the 1998 Agreement through July 2002.
      Upon the death of Mrs. Molly M. Crowley, the net proceeds of the policies of insurance on the life of Mrs. Crowley could be used by Mr. Crowley and the trusts under his control to purchase shares of Common Stock held by the Thomas B. Crowley Marital Trust so that this trust can pay applicable estate taxes. Essentially, the split-dollar life insurance agreements and related settlement agreement could enable Mr. Crowley and his family to retain ownership of shares and control of the Company under circumstances when certain of such shares otherwise might have to be sold to a third party to pay applicable estate taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
      The Company is exposed to market risk from changes in interest rates which may adversely affect the results of our operations, financial condition and cash flows. The Company’s policy is not to use financial instruments for trading purposes or other speculative purposes. The Company’s market risk exposure has not changed materially since December 31, 2004.

Item 4.	Controls and Procedures.
      (a) Evaluation of Disclosure Controls and Procedures
      The Company’s management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Senior Vice President and Controller), have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and the principal financial officer concluded that such disclosure controls and procedures are effective, as of the end of the period covered by this Form 10-Q, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
      This evaluation considered the changes made during the first quarter of 2005 to address the material weakness in our internal controls identified during the fourth quarter of 2004 as reported in our Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005. A material weakness is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk of material misstatements caused by error or fraud in the amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weakness identified in our internal controls during the fourth quarter of 2004 related to the timely cut-off of certain accounts payable, insurance reserves and other accrued expense items.
      (b) Changes in Internal Control over Financial Reporting
      Beginning in the fourth quarter of 2004, we took the following steps to address the issue identified as a material weakness and which we believe have enhanced the effectiveness of our internal control over financial reporting and our disclosure controls and procedures:

•	we developed procedures to appropriately record liabilities and expenses that have not been recorded by the accounts payable system; and

•	we developed methodologies to appropriately calculate and record our reserves for workers compensation and protection and indemnity claims which were incurred but not reported.
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
      Other than the changes noted above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the Company’s first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

      The statements contained in Exhibit 31.1 and Exhibit 31.2 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

General Litigation
      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2005, cannot be ascertained. While these matters could affect our operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below in this “Item 1. Legal Proceedings.”) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

Litigation Involving Directors
      A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants have pursued a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of the Crowley family by allegedly expending corporate funds improperly. The plaintiffs seek damages and other relief. On February 25, 2005, the Company and the director defendants filed a motion with the Court seeking dismissal of the lawsuit. On April 6, 2005, the plaintiffs filed with the Court an answering brief in opposition to this motion. On May 6, 2005, the Company and the director defendants filed a further brief with the Court. As of the date of the filing of this report with the Securities an Exchange Commission, the Court has not ruled on the motion. The Company believes that the lawsuit is without merit.

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
      Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases were transferred to the United States District Court for the Eastern Division of Pennsylvania for pretrial processing. On May 1, 1996, Judge Charles R. Weiner administratively dismissed the cases subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 34 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing the cases. It is not known whether Judge Weiner will be able to develop a plan that will result in settlement of the cases. If he is unsuccessful, upon reinstatement, the cases should be remanded to the Ohio and Michigan Federal Courts.
      In addition, the Company is a defendant in approximately 107 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York.

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
      At March 31, 2005, the Company has accrued $2.7 million as its best estimate of the potential liability and recorded a receivable from its insurance companies of $1.2 million related to the asbestos litigation described above.
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
      While it is not feasible to accurately predict or determine the ultimate outcome of all pending investigations and legal proceedings relating to asbestos or toxic substances or provide reasonable ranges of potential losses with respect to these matters, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse affect on the Company’s consolidated financial condition, operating results or cash flows.

Item 6.	Exhibits.

Exhibit
Number	Description

2.6	Amendment No. 3 to Purchase Agreement, dated as of January 14, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

2.7	Amendment No. 4 to Purchase Agreement, dated as of January 21, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

2.8	Amendment No. 5 to Purchase Agreement, dated as of January 28, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

2.9	Amendment No. 6 to Purchase Agreement, dated as of February 4, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

2.10	Amendment No. 7 to Purchase Agreement, dated as of February 10, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

Exhibit
Number	Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.3	Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.4	Restated By-Laws of Crowley Maritime Corporation(1)

11	Statement regarding computation of per share earnings(2)

31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)

31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form 10 filed April 1, 2002.

(2)	See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWLEY MARITIME CORPORATION
(Registrant)

By:	/s/ John C. Calvin

John C. Calvin
Senior Vice President and Controller
(Duly Authorized Officer/ Principal Financial Officer)
May 11, 2005

EXHIBIT INDEX

Exhibit
Number	Description

2.6	Amendment No. 3 to Purchase Agreement, dated as of January 14, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

2.7	Amendment No. 4 to Purchase Agreement, dated as of January 21, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

2.8	Amendment No. 5 to Purchase Agreement, dated as of January 28, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

2.9	Amendment No. 6 to Purchase Agreement, dated as of February 4, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

2.10	Amendment No. 7 to Purchase Agreement, dated as of February 10, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.3	Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.4	Restated By-Laws of Crowley Maritime Corporation(1)

11	Statement regarding computation of per share earnings(2)

31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)

31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)
32.1	Section 1350 Certifications

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form 10 filed April 1, 2002.

(2)	See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.