Form 10-Q
period 2005-06-30
CROWLEY MARITIME CORP
filed 2005-08-15
CIK 1130194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐          No     ☑
      As of August 5, 2005, 89,275 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues	$269,042	$253,171	$510,854	$477,344
Expenses:
Operating	235,206	227,305	445,226	431,377
General and administrative	9,521	7,819	19,623	15,468
Depreciation and amortization	16,710	15,373	32,647	30,107
Asset recoveries, net	(6,548)	(963)	(8,294)	(1,181)

	254,889	249,534	489,202	475,771

Operating income	14,153	3,637	21,652	1,573
Other income (expense):
Interest income	1,090	408	1,891	803
Interest expense	(5,038)	(4,952)	(10,007)	(10,233)
Minority interest in consolidated subsidiaries	(11)	178	(35)	160
Other income	435	84	353	106

	(3,524)	(4,282)	(7,798)	(9,164)

Income (loss) from continuing operations before income taxes	10,629	(645)	13,854	(7,591)
Income tax (expense) benefit	(600)	400	(1,900)	3,200

Income (loss) from continuing operations	10,029	(245)	11,954	(4,391)
Discontinued operations:
Income from operations, including gain/loss on disposal, net of tax benefit	377	1,006	292	254

Net income (loss)	10,406	761	12,246	(4,137)
Preferred stock dividends	(394)	(394)	(788)	(788)
Change in fair value of redeemable common stock	(330)	—	(330)	—

Net income (loss) attributable to common shareholders	$9,682	$367	$11,128	$(4,925)

Basic income (loss) per common share:
Income (loss) from continuing operations	$69.07	$(4.72)	$80.37	$(38.22)
Income from discontinued operations	2.80	7.43	2.17	1.88

Net income (loss)	$71.87	$2.71	$82.54	$(36.34)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$60.26	$(4.72)	$72.16	$(38.22)
Income from discontinued operations	2.34	7.43	1.81	1.88

Net income (loss)	$62.60	$2.71	$73.97	$(36.34)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$109,627	$142,896
Receivables, net	170,839	171,647
Inventory	26,590	20,542
Prepaid expenses and other assets	44,174	30,935
Current assets of discontinued operations	439	915

TOTAL CURRENT ASSETS	351,669	366,935
Receivable from related party	11,068	11,177
Goodwill	44,786	44,786
Intangibles, net	12,560	14,125
Other assets	47,332	49,745
Property and equipment, net	511,959	493,989

TOTAL ASSETS	$979,374	$980,757

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$106,372	$96,648
Accrued payroll and related expenses	41,216	44,221
Insurance claims payable	16,341	15,797
Unearned revenue	9,502	14,126
Current liabilities of discontinued operations	1,002	1,547
Current portion of long-term debt	32,248	30,993

TOTAL CURRENT LIABILITIES	206,681	203,332
Deferred income taxes	94,258	92,731
Other liabilities	19,768	19,465
Minority interests in consolidated subsidiaries	49	14
Long-term debt, net of current portion	323,806	341,380

TOTAL LIABILITIES	644,562	656,922

COMMITMENTS AND CONTINGENCIES
Redeemable common stock, 5,257 and 4,579 shares issued and outstanding, respectively	9,809	8,700
Unearned ESOP common stock, 992 shares	(1,402)	—

TOTAL REDEEMABLE COMMON STOCK	8,407	8,700

STOCKHOLDERS’ EQUITY:
Preferred class A convertible stock, $100 par value, 315,000 shares issued, authorized and outstanding	31,500	31,500
Common voting stock, $.01 par value, 4,485,000 shares authorized; 84,164 and 84,222 shares issued and outstanding, respectively	1	1
Class N common non-voting stock, $.01 par value, 54,500 shares authorized; 46,138 shares outstanding	—	—
Additional paid-in capital	64,729	64,791
Retained earnings	234,314	223,198
Accumulated other comprehensive loss, net of tax benefit of $2,327 and $2,449, respectively	(4,139)	(4,355)

TOTAL STOCKHOLDERS’ EQUITY	326,405	315,135

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$979,374	$980,757

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005
(In thousands, except share amounts)

					Class N
	Preferred Class A				Common				Accumulated
	Convertible Stock		Common Stock		Stock		Additional		Other
							Paid-In	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Loss	Total

December 31, 2004	315,000	$31,500	84,222	$1	46,138	$—	$64,791	$223,198	$(4,355)	$315,135
Preferred stock dividends	—	—	—	—	—	—	—	(788)	—	(788)
Stock retired from employee benefit plans	—	—	(58)	—	—	—	(62)	(12)	—	(74)
Change in fair value of redeemable common stock	—	—	—	—	—	—	—	(330)	—	(330)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	12,246	—
Other comprehensive income:
Amortization of rate lock agreement, net of tax expense of $122	—	—	—	—	—	—	—	—	216
Total comprehensive income	—	—	—	—	—	—	—	—	—	12,462

June 30, 2005	315,000	$31,500	84,164	$1	46,138	$—	$64,729	$234,314	$(4,139)	$326,405

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(In thousands)

	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$12,246	$(4,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,647	30,107
Amortization of deferred gain on the sale and leaseback of vessels	(288)	(288)
Asset recoveries, net	(8,294)	(1,181)
Change in cash surrender value of life insurance	114	(94)
Deferred income tax provision	1,405	(1,569)
Changes in current assets and liabilities:
Receivables, net	808	(10,224)
Inventory, prepaid expenses and other	(9,175)	(3,123)
Accounts payable and accrued liabilities	6,368	6,927
Accrued payroll and related expenses	(3,005)	(933)
Other	32	(1,065)

Net cash provided by continuing operations	32,858	14,420
Net cash provided by (used in) discontinued operations	(575)	4,347

Net cash provided by operating activities	32,283	18,767

INVESTING ACTIVITIES:
Property and equipment additions	(50,134)	(14,358)
Dry-docking costs	(6,335)	(12,267)
Proceeds from asset dispositions	18,185	2,669
Withdrawals (deposits) of restricted funds	(8,955)	1,956
Contingent purchase price (paid) received, net	(216)	100

Net cash used in continuing operations	(47,455)	(21,900)
Net cash provided by (used in) discontinued operations	506	(444)

Net cash used in investing activities	(46,949)	(22,344)

FINANCING ACTIVITIES:
Payments on long-term debt	(16,319)	(26,159)
Payment of debt issuance costs	—	(824)
Payment of preferred stock dividends	(1,575)	—
Loan to ESOP	(1,414)	—
Proceeds from issuance of common stock to ESOP	1,414	—
Retirement of stock	(709)	(272)

Net cash used in continuing operations	(18,603)	(27,255)
Net cash used in discontinued operations	—	(5,732)

Net cash used in financing activities	(18,603)	(32,987)

Net decrease in cash and cash equivalents	(33,269)	(36,564)
Cash and cash equivalents at beginning of period	142,896	158,750

Cash and cash equivalents at end of period	$109,627	$122,186

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
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
      All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial condition and cash flows for the interim periods have been made. Results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.
Reclassification
      As discussed in Note 3, the Company has reported discontinued operations in 2004. As discussed in Note 7, the Company reclassified its maximum cash obligation related to its stock saving plan from equity to equity mezzanine. Accordingly, the prior quarter’s unaudited condensed consolidated financial statements, December 31, 2004 Consolidated Balance Sheet and related notes thereto have been reclassified.
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
      In May 2005, the FASB issued FASB Statement No. 154 (“FASB 154”), Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and Statement No. 3. FASB 154 is effective for fiscal years ending after December 15, 2005; however, earlier application is permitted.
      The Company has adopted the accounting standards above, the adoption of which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 —	Restricted Cash
      At June 30, 2005, the Company has restricted cash of $3,789 for the operation of certain vessels which the Company manages for unrelated third parties and $6,323 for the purchase of equipment. These assets are recorded in Prepaid Expenses and Other Assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 3 —	Discontinued Operations
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
      On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. In conjunction with the sale, the Company adopted a strategy to exit from several other South America operations. This was treated as discontinued operations in accordance with APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.
      The above operations have been reflected as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations. Discontinued operations for the three and six months ended June 30 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues	$—	$2,478	$—	$4,607

Income (loss) from operations before taxes	$175	$1,607	$(14)	$724
Income (loss) on disposal before taxes	502	(1)	506	(270)
Income tax expense	(300)	(600)	(200)	(200)

Income from discontinued operations	$377	$1,006	$292	$254

      The combined assets and liabilities of these discontinued operations included in the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Cash and cash equivalents	$5	$4
Receivables, net	58	331
Prepaid expenses and other assets	376	580

Current assets of discontinued operations	$439	$915

Accounts payable and accrued liabilities	$1,002	$1,547

Current liabilities of discontinued operations	$1,002	$1,547

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 4 —	Intangibles
      Based upon an impairment evaluation performed in the second quarter of 2005, the Company recorded an impairment on non-compete agreements in its Liner Services segment in the amount of $623. This impairment is recorded in Depreciation and Amortization in the accompanying Unaudited Condensed Consolidated Statement of Operations.

NOTE 5 —	Income Taxes
      In the second quarter of 2005, the Company reversed $3,364 of tax reserves that it considers probable that the Company will recognize as a deduction in its consolidated tax return.

NOTE 6 —	Earnings Per Common Share
      The computations for basic and diluted income (loss) per common share for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator:
Income (loss) from continuing operations	$10,029	$(245)	$11,954	$(4,391)
Less preferred stock dividends	(394)	(394)	(788)	(788)
Less change in fair value of redeemable common stock	(330)	—	(330)	—

Income (loss) for basic earnings per common share from continuing operations	9,305	(639)	10,836	(5,179)
Income from discontinued operations, net of tax benefit	377	1,006	292	254

Net income (loss) for basic earnings per common share	9,682	367	11,128	(4,925)
Plus preferred stock dividends	394	—	788	—

Net income (loss) for diluted earnings per common share	$10,076	$367	$11,916	$(4,925)

Denominator:
Basic weighted average shares	134,715	135,472	134,827	135,507

Diluted weighted average shares	160,965	135,472	161,077	135,507

      The preferred class A convertible stock is anti-dilutive for the three and six months ended June 30, 2004.
NOTE 7 — Employee Benefit Plans

Employee Stock Ownership Plan
      Effective January 1, 2005, the Company is sponsoring the Crowley Maritime Corporation Employee Stock Ownership Plan (the “ESOP”) as a vehicle to enable participants to acquire stock ownership interests in the Company without requiring any cash outlay, reduction in pay or other personal investment on the part of the participant. Eligible employees of the Company, as defined by the ESOP, who work at

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2005 and 2004
(In thousands, except share and per share amounts)
least 22 Weeks of Service during a Plan Year and are employed as of December 31, or have terminated employee status during the Plan Year due to death, disability or retirement are eligible for allocation of shares.
      In June 2005, the ESOP was funded by a $1,414 loan (the “ESOP Loan”) from the Company that bears interest at 5.0% per annum. The ESOP Loan was used to purchase 1,000 shares of common stock from the Company. The ESOP Loan will be repaid over a ten-year term from the Company’s plan contributions. The shares of common stock purchased with the ESOP Loan are pledged as collateral for the debt until the shares are released to eligible employees.
      The Company will release shares to eligible employees over the remaining term of the ESOP Loan based on the amount of principal paid by the ESOP. Shares pledged as collateral (unallocated shares) are reported as “Unearned ESOP shares” in the accompanying unaudited condensed consolidated balance sheets.
      As shares are committed to be released, the Company records compensation expense equal to the fair value of the Company’s common stock, as determined by an independent appraisal based on a non-marketable minority interest basis, since the Company stock is not actively traded on any exchange. The independent appraisal is obtained during the second quarter of each year. The shares released are treated as outstanding for purposes of computing earnings per share. The Company has recognized $12 of compensation expense for the six months ended June 30, 2005 related to shares committed to be released.
      Each share of common stock held by the ESOP contains a put option, whereby upon distribution of the common stock, the participant can put the common stock to the Company for the fair value, as defined by the ESOP. Therefore, the Company has classified the maximum cash obligation of the common stock held by the ESOP as mezzanine equity under the caption “redeemable common stock” in the accompanying unaudited condensed consolidated balance sheet.
      At June 30, 2005, the ESOP held the following shares:

ESOP shares committed to be released	8
Unearned ESOP shares	992

Total shares held by ESOP	1,000

Fair value of unearned ESOP shares	$1,402

Stock Savings Plan
      The Company sponsors the Stock Savings Plan (the “SSP”), a profit sharing plan which holds 4,257 shares of common stock at June 30, 2005, all of which are fully released and vested. Upon distribution of common stock from the SSP, each share of common stock contains a put option whereby the participants have the option to sell their stock to the Company at the common stock’s fair value, as determined by an independent appraisal based on a marketable minority interest basis.
      In the second quarter of 2005, the Company reclassified the maximum cash obligation at December 31, 2004 of the SSP stock to “redeemable common stock” included in mezzanine equity from “stockholders’ equity” in the accompanying unaudited condensed consolidated balance sheet in accordance with Emerging Issues Task Force 89-11, Sponsor’s Balance Sheet Classification of Capital Stock with a Put Option Held by an Employee Stock Ownership Plan. The amount reclassified at December 31, 2004 was $8,700.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2005 and 2004
(In thousands, except share and per share amounts)
      The Company has evaluated the impact of this adjustment on the previously issued audited consolidated financial statements and unaudited quarterly issued financial statements. The Company determined the effect of this adjustment was not material to any prior periods and therefore, has not restated any financial statements for prior periods.

NOTE 8 —	Financial Information by Segment and Geographic Area
      The table below summarizes certain financial information for each of the Company’s segments and reconciles such information to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004.

			Oil and
		Ship	Chemical
		Assist	Distribution	Energy
		and	and	and
	Liner	Escort	Transportation	Marine	Segment			Consolidated
	Services	Services	Services(1)	Services	Total	Other	Elimination	Total

Three Months Ended June 30, 2005
Operating revenues	$172,999	$19,663	$59,512	$16,868	$269,042	—	—	$269,042
Intersegment revenues	—	76	—	11,727	11,803	$26,882	$(38,685)	—
Depreciation and amortization	4,001	12	4,632	2,436	11,081	5,629	—	16,710
Asset charges (recoveries)	(2,363)	103	(554)	(3,734)	(6,548)	—	—	(6,548)
Operating income	10,586	2,053	1,150	364	14,153	—	—	14,153
Income (loss) from discontinued operations, net of tax	75	—	(1)	303	377	—	—	377
Three Months Ended June 30, 2004
Operating revenues	$156,274	$18,546	$53,881	$24,470	$253,171	—	—	$253,171
Intersegment revenues	—	98	—	9,063	9,161	$28,827	$(37,988)	—
Depreciation and amortization	3,183	11	3,592	2,757	9,543	5,830	—	15,373
Asset charges (recoveries)	(165)	—	196	(994)	(963)	—	—	(963)
Operating income (loss)	6,687	1,305	307	(4,662)	3,637	—	—	3,637
Income from discontinued operations, net of tax	280	—	726	—	1,006	—	—	1,006
Six Months Ended June 30, 2005
Operating revenues	$336,416	$38,873	$107,554	$28,011	$510,854	—	—	$510,854
Intersegment revenues	—	196	—	22,701	22,897	$52,966	$(75,863)	—
Depreciation and amortization	7,321	23	8,977	4,965	21,286	11,361	—	32,647
Asset charges (recoveries)	(2,474)	66	(554)	(5,332)	(8,294)	—	—	(8,294)
Operating income (loss)	15,418	4,275	4,982	(3,023)	21,652	—	—	21,652
Income (loss) from discontinued operations, net of tax	33	—	(44)	303	292	—	—	292

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2005 and 2004
(In thousands, except share and per share amounts)

			Oil and
		Ship	Chemical
		Assist	Distribution	Energy
		and	and	and
	Liner	Escort	Transportation	Marine	Segment			Consolidated
	Services	Services	Services(1)	Services	Total	Other	Elimination	Total

Six Months Ended June 30, 2004
Operating revenues	$302,103	$36,449	$95,007	$43,785	$477,344	—	—	$477,344
Intersegment revenues	—	247	—	17,847	18,094	$54,825	$(72,919)	—
Depreciation and amortization	5,942	23	6,991	5,580	18,536	11,571	—	30,107
Asset charges (recoveries)	(384)	—	196	(993)	(1,181)	—	—	(1,181)
Operating income (loss)	6,772	2,956	273	(8,428)	1,573	—	—	1,573
Income (loss) from discontinued operations, net of tax	(1,267)	—	1,521	—	254	—	—	254

(1)	As discussed in Note 2, during the fourth quarter of 2004, the Company sold a vessel representing a component of the Company’s Oil and Chemical Transportation and Distribution Services segment. The Oil and Chemical Distribution and Transportation Services segment has been restated for the three and six months ended June 30, 2004 to reclassify the operations of the vessel to discontinued operations.

Geographic Area Information
      Revenues are attributed to the United States and to all foreign countries based on the port of origin for the ocean transportation of the carriage of ocean cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material for disclosure.
      Operating revenues from external customers and property and equipment, net by geographic area are summarized as follows:

	United	All Foreign	Consolidated
	States	Countries	Total

Three months ended June 30, 2005
Operating revenues	$225,729	$43,313	$269,042
Three months ended June 30, 2004
Operating revenues	$214,022	$39,149	$253,171
Six months ended June 30, 2005
Operating revenues	$427,555	$83,299	$510,854
Property and equipment, net	$508,444	$3,515	$511,959
Six months ended June 30, 2004
Operating revenues	$403,595	$73,749	$477,344
Property and equipment, net	$496,042	$3,942	$499,984

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 9 —	Commitments and Contingencies

General Litigation
      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2005, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

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
      Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, Judge Charles R. Weiner administratively dismissed the cases subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 33 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing the cases. It is not known whether Judge Weiner will be able to develop a plan that will result in settlement of the cases. If he is unsuccessful, upon reinstatement, the cases should be remanded to the Ohio and Michigan Federal Courts.
      In addition, the Company is a defendant in approximately 101 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2005 and 2004
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
      At June 30, 2005, the Company has accrued $2,731 as its best estimate of the potential liability and recorded a receivable from its insurance companies of $1,120 related to the asbestos litigation described above.
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

Other Commitments
      The Company has executed agreements totaling approximately $34,873 to purchase certain equipment that is expected to be delivered during 2005 and 2006.
      During 2004, the Company entered into a contract for the construction of two articulated tug/barge units at an aggregate cost of constructing the two vessels of approximately $85,440 (including the cost of owner furnished equipment). Both units are currently under construction and expected to be delivered in 2006. Approximately $41,896 has been spent on these agreements as of June 30, 2005.

NOTE 10 —	Additional Cash Flow Information
      At June 30, 2005, the Company increased its accrual for the purchase of property and equipment by $1,405.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      A summary of the Company’s consolidated results of operations for the three and six months ended June 30, 2005 and 2004 is provided below. A summary of certain financial information for each of the Company’s segments for the three and six months ended June 30, 2005 and 2004 is presented in Note 8 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.

	Three Months
	Ended June 30,
			Increase
	2005	2004	(Decrease)

	(In millions, except per
	share amounts)
Operating revenues	$269.0	$253.2	$15.8
Operating income	$14.2	$3.6	$10.6
Net income attributable to common shareholders	$9.7	$0.4	$9.3
Basic income per common share	$71.87	$2.71	$69.16
Diluted income per common share	$62.60	$2.71	$59.89

	Six Months
	Ended June 30,
			Increase
	2005	2004	(Decrease)

	(In millions, except per
	share amounts)
Operating revenues	$510.9	$477.3	$33.6
Operating income	$21.7	$1.6	$20.1
Net income (loss) attributable to common shareholders	$11.1	$(4.9)	$16.0
Basic income (loss) per common share	$82.54	$(36.34)	$118.88
Diluted income (loss) per common share	$73.97	$(36.34)	$110.31
      We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) entered into a construction contract in June of 2004 for two articulated tug/barge units (“ATB’s”); and (2) entered into a definitive agreement effective July 20, 2004 to purchase a fuel distribution business in Alaska. To be certain that we have the financial resources required for any project that meets our criteria, we maintain a revolving line of credit that may provide up to $95.0 million. At June 30, 2005, the Company had cash and cash equivalents of $109.6 million and current and long-term debt in the amount of $356.1 million.
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

Litigation and Environmental Reserves
      The Company monitors its outstanding litigation (including unasserted claims) and estimates the expected probable loss (if any) of each claim or potential claim. If a range of probable loss is determined, the Company records a reserve at the low end of the range, unless there are indications that another amount within the range better approximates the expected loss. The determination of whether a litigation reserve is necessary is based on internal analysis by management, consultation with the Company’s general counsel and, when necessary, consultations with external counsel. The Company’s litigation reserves are a significant estimate that can and does change based upon management’s evaluation of the Company’s existing and potential litigation liabilities.
      The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is unable to predict the ultimate outcome of this litigation and an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of this litigation and such environmental liabilities could have a material impact on the Company’s financial position, results of operations and cash flows. See “Part II — Other Information — Item 1. Legal Proceedings” and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements”.
Comparison of the Three Months Ended June 30, 2005 and 2004
      Consolidated operating revenues for the second quarter of 2005 increased $15.8 million, or 6.2%, to $269.0 million compared with $253.2 million for the second quarter of 2004. This increase was primarily the result of the following events or circumstances:

•	$15.3 million was a result of an increase in rates in our scheduled marine transportation services;

•	$3.1 million was a result of higher prices for our fuel that we sell directly;

•	$1.8 million was generated from a change in vessels in-service due to the drydocking of a vessel during the second quarter of 2004; and

•	$1.4 million was generated from increased vessel utilization as a result of backhaul activity on the United States east coast.
      These increases were partially offset by a $7.0 million decrease in revenues due to a shift in timing of operations in Far East Russia.
      Consolidated operating expenses increased $7.9 million for the second quarter of 2005, or 3.5%, to $235.2 million compared with $227.3 million for the second quarter of 2004. This increase was primarily caused by:

•	$7.5 million in vessel-related costs and $6.8 million in non-vessel costs associated with our scheduled marine transportation services; and

•	$3.2 million associated with higher prices of fuel purchased for our direct fuel sales.

      These increases were partially offset by decreased expenses of:

•	$1.8 million in vessel-related costs and $7.3 million in non-vessel costs due to seasonal operations and changes in project work, mostly within our Far East Russia and Northern Alaska operations; and

•	$4.2 million which the Company expensed during the second quarter of 2004 to reflect the cost of settling certain asbestos-related claims during the second quarter of 2004.
      Consolidated general and administrative expenses for the second quarter of 2005 increased $1.7 million, or 21.8%, to $9.5 million compared with $7.8 million for the second quarter of 2004. This increase was primarily attributable to an increase in payroll, travel, professional fees, training and software maintenance related costs.
      Consolidated depreciation and amortization expense for the second quarter of 2005 increased $1.3 million, or 8.4%, to $16.7 million compared with $15.4 million for the second quarter of 2004. This increase was the result of an increase in dry-dock amortization in the amount of $1.2 million and an impairment loss of $.6 million recorded on its non-compete agreements in the second quarter of 2005. Dry-dock costs for thirteen vessels were amortized in the second quarter of 2005 compared with eleven vessels in the second quarter of 2004. These increases were partially offset by a decrease in depreciation of $.5 million caused by vessels classified as held for sale in 2004 and vessels fully depreciated in 2004.
      Consolidated asset recoveries, net for the second quarter of 2005 increased $5.5 million to a recovery of $6.5 million compared with a recovery of $1.0 million for the second quarter of 2004. The gains from the second quarter of 2005 and 2004 both resulted from the sale of equipment and three vessels.
      As a result, our consolidated operating income for the second quarter of 2005 increased $10.6 million to $14.2 million compared with $3.6 million for the second quarter of 2004.
      Due to higher interest rates, interest income for the second quarter of 2005 increased $.7 million to $1.1 million compared with $.4 million for the second quarter of 2004.
      Interest expense for the second quarter of 2005 and 2004 was $5.0 million. A $.4 million increase in interest expense incurred for vessel financings was offset by $.4 million in higher capitalized interest during the second quarter of 2005 compared with the second quarter of 2004. The increased capitalized interest is due to the construction of two articulated tug/barge units which are expected to be delivered in 2006.
      Income tax expense for the second quarter of 2005 increased $1.0 million, to tax expense of $.6 million compared with a tax benefit of $.4 million for the second quarter of 2004. The effective tax rate was 5.6% and 62.0% for the second quarter of 2005 and 2004, respectively. The reduction in the effective tax rate was primarily due to the reversal of $3.4 million of tax reserves, which the Company considers probable that it will recognize as a deduction in its consolidated tax return. The effective tax rate for the second quarter of 2005 would have been 37.6% if the reversal of the tax reserves was excluded. The decrease in the effective tax rate compared with the second quarter of 2004 was also affected by changes in the Company’s projections of pre-tax income.
      Discontinued operations decreased $.6 million to income of $.4 million for the second quarter of 2005 compared with income of $1.0 million for the second quarter of 2004. This decrease was due to the sale of: (a) the Company’s logistics operations in Venezuela during the first quarter of 2004; and (b) a vessel that was considered a component of the Company, as defined by SFAS 144, during the fourth quarter of 2004.
      As a result, net income attributable to common shareholders for the second quarter of 2005 increased $9.3 million to $9.7 million ($71.87 basic income per common share and $62.60 diluted income per common share) compared with $.4 million ($2.71 basic and diluted income per common share) for the second quarter of 2004.

Liner Services
      Operating revenues from our Liner Services segment for the second quarter of 2005 increased $16.7 million, or 10.7%, to $173.0 million compared with $156.3 million for the second quarter of 2004. The increase was primarily attributable to a 14.3% increase in average revenue per twenty-foot equivalent, or TEU (“average revenue”), an increase of 2.7% in container and noncontainer volume, and an increase of 15.1% in other logistical service revenues. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges. The Company’s container and noncontainer volume increased to 153,024 TEU’s for the second quarter of 2005 from 148,994 TEU’s for the second quarter of 2004. An increase in other logistical service revenues resulted from an increase of $1.0 million as a result of continued growth from our expansion of warehousing and distribution operations in Central America and the United States.
      Operating expenses for our Liner Services segment for the second quarter of 2005 increased $13.0 million, or 9.2%, to $154.1 million compared with $141.1 million for the second quarter of 2004. Vessel and non-vessel-related expenses in our scheduled marine transportation services increased $7.5 million and $7.6 million, respectively, during the second quarter of 2005. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, and equipment maintenance and repairs. An increase of $.7 million in other logistical service expenses was due to continued growth from our expansion of warehousing and distribution operations in Central America and the United States. Allocation of certain costs during 2004 arising from the settlement of certain asbestos-related claims resulted in a decrease of $2.9 million of insurance expenses in 2005 compared to 2004.
      Depreciation and amortization for our Liner Services segment for the second quarter of 2005 increased $.8 million, or 25.0%, to $4.0 million compared with $3.2 million for the second quarter of 2004. The increase was primarily attributable to a $.4 million increase in dry-dock amortization and an impairment loss of $.6 million recorded on its non-compete agreements in the second quarter of 2005. Liner Services amortized dry-dock costs for nine vessels during the second quarter of 2005 compared with eight vessels during the second quarter of 2004.
      Asset recoveries, net for our Liner Services segment for the second quarter of 2005 increased $2.1 million to $2.3 million compared with $.2 million for the second quarter of 2004. The gains from both the second quarters of 2005 and 2004 resulted from disposals of equipment.
      As a result, the operating income from our Liner Services segment for the second quarter of 2005 increased $3.9 million to $10.6 million compared with $6.7 million for the second quarter of 2004.

Ship Assist and Escort Services
      Operating revenues from our Ship Assist and Escort Services segment for the second quarter of 2005 increased $1.2 million, or 6.5%, to $19.7 million compared with $18.5 million for the second quarter of 2004. The increase was primarily attributable to: (a) $.7 million from an increase in rates, directly attributable to a fuel surcharge to cover rising fuel prices; and (b) $.7 million from higher tug volumes in San Diego and Los Angeles, California and Puget Sound, Washington. These increases were partially offset by a $.5 million decrease in revenues as a result of reduced utilization and a rate adjustment in Valdez, Alaska. Overall vessel utilization was 73% during the second quarter of 2005 and 2004.
      Operating expenses for our Ship Assist and Escort Services segment for the second quarter of 2005 increased $.2 million, or 1.2%, to $16.8 million compared with $16.6 million for the second quarter of 2004. Overall vessel-related costs remained consistent, which included an increase of $.4 million in fuel costs that was offset by a decrease of $.4 million in vessel repairs and maintenance costs. Non-vessel expenses increased $.4 million, which was mostly attributable to: (a) $.5 million in increased property taxes; (b) $.4 million in increased subcontracting costs due to the increased tug volumes during the second quarter of 2005; and (c) $.5 million in decreased other non-vessel expenses.
      As a result, operating income from our Ship Assist and Escort Services segment for the second quarter of 2005 increased $.8 million to $2.1 million compared with $1.3 million for the second quarter of 2004.

Oil and Chemical Distribution and Transportation Services
      Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the second quarter of 2005 increased $5.5 million, or 10.2%, to $59.4 million compared with $53.9 million for the second quarter of 2004. The increase was primarily attributable to an increase in revenues of: (a) $3.2 million generated by an increase in prices of fuel sold directly by us; (b) $1.4 million from increased utilization of certain vessels as a result of backhaul activity on the United States east coast; and (c) $1.8 million generated from a change in vessels in-service due to the drydocking of a vessel during the second quarter of 2004. These increases were partially offset by a $.8 million decrease in revenues caused by reduced demand for oil transportation services on the United States west coast. Overall vessel utilization during the second quarter of 2005 decreased to 71% compared with 72% during the second quarter of 2004.
      Operating expenses for our Oil and Chemical Distribution and Transportation Services segment for the second quarter of 2005 increased $4.5 million, or 9.3%, to $52.8 million compared with $48.3 million for the second quarter of 2004. This increase is primarily attributable to: (a) $3.2 million arising from higher costs of fuel purchased for resale; and (b) $1.6 million from a net increase in vessel costs, including increases in fuel, crew, and vessel maintenance and repair costs and decreases in charter hire expenses. Overall vessel costs increased due to: (a) increased utilization of certain vessels as a result of backhaul activity on the United States east coast; and (b) a change in vessels in-service due to sale or drydocking of vessels. These increases were partially offset by reduced charter hire expenses as the result of the purchase of a vessel during the second quarter of 2004 that was previously time chartered by the Company.
      Depreciation and amortization for our Oil and Chemical Distribution and Transportation Services segment for the second quarter of 2005 increased $1.0 million, or 27.8%, to $4.6 million compared with $3.6 million for the second quarter of 2004. The increase was primarily attributable to a $.8 million increase in dry-dock amortization for vessels. Dry-dock costs for four vessels were amortized during for the second quarter of 2005 compared with three vessels during the second quarter of 2004.
      Asset recoveries, net for our Oil and Chemical Distribution and Transportation Services segment for the second quarter of 2005 increased $.8 million to $.6 million compared with a charge of $.2 million during the second quarter of 2004. Asset recoveries for the second quarter of 2005 resulted from the sale of one vessel and equipment while the charge from the second quarter of 2004 resulted from the sale of two vessels.
      As a result, the operating income from our Oil and Chemical Distribution and Transportation Services segment for the second quarter of 2005 increased $.9 million to $1.2 million compared with $.3 for the second quarter of 2004.

Energy and Marine Services
      Operating revenues from our Energy and Marine Services segment for the second quarter of 2005 decreased $7.6 million, or 31.0%, to $16.9 million compared with $24.5 million for the second quarter of 2004. The decrease was primarily attributable to a decrease of: (a) $7.0 million due to a shift in timing of operations in Far East Russia; (b) $.7 million caused by reduced activity in our Northern Alaskan land operations; and (c) $.8 million due to a reduction in Alaska commercial salvage activity. These decreases were partially offset by a $.9 million increase in revenues in commercial contract activity, principally on the United States west coast. Overall vessel utilization was 51% during the second quarter of 2005 and

2004. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile. Current indications are that our annual revenues generated by the transportation of oil exploration cargo to Sakhalin Island, Russia will decline substantially during 2005.
      Operating expenses for our Energy and Marine Services segment for the second quarter of 2005 decreased $7.0 million, or 19.6%, to $28.7 million compared with $35.7 million for the second quarter of 2004. A net increase of $.7 million in vessel-related expenses during the second quarter of 2005 was primarily the result of: (a) higher fuel and labor costs arising from vessels chartered, at cost, by our Energy and Marine Services segment to our Puerto Rico and Caribbean Islands Service; (b) overall increases in fuel costs due to increased fuel prices; (c) lower vessel maintenance and repairs, crew and other operating costs. A net decrease of $7.3 million in non-vessel expenses was attributable to a reduction in operating materials, contracted services, and payroll-related costs due to seasonal operations and changes in project work.
      Depreciation and amortization for our Energy and Marine Services segment for the second quarter of 2005 decreased $.4 million, or 14.3%, to $2.4 million compared with $2.8 million for the second quarter of 2004. The decrease was the result of a reduction in depreciation in the amount of $.3 million caused by vessels classified as held for sale in 2004 and vessels fully depreciated in 2004.
      Asset recoveries, net for our Energy and Marine Services segment for the second quarter of 2005 increased $2.7 million to $3.7 million compared with $1.0 million during the second quarter of 2004. The gain from the second quarter of 2005 resulted from the sale of two vessels and other equipment while the gain from the second quarter of 2004 resulted from the sale of one vessel and equipment.
      As a result, the operating income from our Energy and Marine Services segment for the second quarter of 2005 increased by $5.1 million to operating income of $.4 million compared with an operating loss of $4.7 million for the second quarter of 2004.
Comparison of the Six Months Ended June 30, 2005 and 2004
      Consolidated operating revenues for the six months ended June 30, 2005 increased $33.6 million, or 7.0%, to $510.9 million compared with $477.3 million for the six months ended June 30, 2004. This increase was primarily the result of the following events or circumstances:

•	$30.7 million as a result of an increase in rates and container and noncontainer volumes in our scheduled marine transportation services;

•	$7.6 million as a result of higher prices for our fuel that we sell directly;

•	$4.3 million from increased vessel utilization as a result of backhaul activity on the United States east coast;

•	$3.1 million as a result of an increase in other logistical service revenues generated by increased volumes of services provided and expanding warehousing and distribution operations in Central America and the United States; and

•	$1.8 million generated from a change in vessels in-service in the Oil and Chemical Distribution and Transportation Services segment due to the drydocking of a vessel mostly during the second quarter of 2004.
      These increases were partially offset by decreases in revenues which resulted from the following events or circumstances:

•	$6.5 million due to a shift in timing of operations in Far East Russia;

•	$5.9 million from reduced activity in our Northern Alaskan land operations; and

•	$2.4 million as a result of a decrease in commercial contract activity, principally in the Gulf of Mexico and United States west coast.

      Consolidated operating expenses increased $13.8 million for the six months ended June 30, 2005, or 3.2%, to $445.2 million compared with $431.4 million for the six months ended June 30, 2004. This increase was primarily caused by:

•	$13.5 million in vessel-related costs and $10.1 million in non-vessel costs from our scheduled marine transportation services;

•	$6.9 million associated with higher prices of fuel purchased for our direct fuel sales; and

•	$2.3 million increase in other logistical service expenses due to increased volumes of services provided and expanding warehousing and distribution operations in Central America and the United States.
      These increases were partially offset by decreased expenses of:

•	$4.7 million in vessel-related costs and $10.9 million in non-vessel costs due to seasonal operations and changes in project work, mostly within our Far East Russia and Northern Alaska operations; and

•	$6.3 million which the Company expensed during the six months ended June 30, 2004 to reflect the cost of settling certain asbestos-related claims during the 2004.
      Consolidated general and administrative expenses for the six months ended June 30, 2005 increased $4.1 million, or 26.5%, to $19.6 million compared with $15.5 million for the six months ended June 30, 2004. This increase was primarily attributable to an increase in payroll, travel, professional fees, training and software maintenance related costs.
      Consolidated depreciation and amortization expense for the six months ended June 30, 2005 increased $2.5 million, or 8.3%, to $32.6 million compared with $30.1 million for the six months ended June 30, 2004. This increase was the result of an increase in dry-dock amortization in the amount of $2.7 million and an impairment loss of $.6 million recorded on its non-compete agreements in the second quarter of 2005. Dry-dock costs for thirteen vessels were amortized during the six months ended June 30, 2005 compared with eleven vessels during the six months ended June 30, 2004. These increases were partially offset by a decrease in depreciation of $.8 million caused by: (a) vessels classified as held for sale in 2004; (b) vessels sold; and (c) assets fully depreciated in 2004.
      Consolidated asset recoveries, net for the six months ended June 30, 2005 increased $7.1 million to a recovery of $8.3 million compared with a recovery of $1.2 million for the six months ended June 30, 2004. The gains from the six months ended June 30, 2005 resulted from the sale of equipment and nine vessels. The gains from the six months ended June 30, 2004 resulted from the sale of equipment and three vessels.
      As a result, our consolidated operating income for the six months ended June 30, 2005 increased $20.1 million to $21.7 million compared with $1.6 million for the six months ended June 30, 2004.
      Due to higher interest rates, interest income for the six months ended June 30, 2005 increased $1.1 million to $1.9 million compared with $.8 million for the six months ended June 30, 2004.
      Interest expense for the six months ended June 30, 2005 decreased $.2 million, or 2.0%, to $10.0 million compared with $10.2 million for the six months ended June 30, 2004. A $.4 million increase in interest expense incurred for vessel financings was offset by $.7 million in higher capitalized interest during the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The increased capitalized interest is due to the construction of two articulated tug/barge units which are expected to be delivered in 2006.
      Income tax expense for the six months ended June 30, 2005 increased $5.1 million, to tax expense of $1.9 million compared with a tax benefit of $3.2 million for the six months ended June 30, 2004. The effective tax rate was 13.7% and 42.2% for the six months ended June 30, 2005 and 2004, respectively. The reduction in the effective tax rate was primarily due to the reversal of $3.4 million of certain tax reserves, which the Company considers probable that it will recognize as a deduction in its consolidated tax return. The effective tax rate for the second quarter of 2005 would have been 37.6% if the reversal of the tax reserves were excluded. The decrease in the effective tax rate compared with the six months ended June 30, 2004 was also affected by changes in the Company’s projections of pre-tax income.
      Discontinued operations remained consistent with income of $.3 million for the six months ended June 30, 2005 and 2004.
      As a result, net income attributable to common shareholders for the six months ended June 30, 2005 increased $16.0 million to $11.1 million ($82.54 basic income per common share and $73.97 diluted income per common share) compared with a net loss attributable to common shareholders of $4.9 million ($36.34 basic and diluted loss per common share) for six months ended June 30, 2004.

Liner Services
      Operating revenues from our Liner Services segment for the six months ended June 30, 2005 increased $34.4 million, or 11.4%, to $336.5 million compared with $302.1 million for the six months ended June 30, 2004. The increase was primarily attributable to an 18.9% increase in average revenue, an increase of 1.0% in container and noncontainer volume, and an increase of 19.1% in other logistical service revenues. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges. The Company’s container and noncontainer volume increased to 296,203 TEU’s for the six months ended June 30, 2005 from 293,273 TEU’s for the six months ended June 30, 2004. An increase in other logistical service revenues resulted from an increase of $3.1 million as a result of continued growth from our expansion of warehousing and distribution operations in Central America and the United States.
      Operating expenses for our Liner Services segment for the six months ended June 30, 2005 increased $23.6 million, or 8.5%, to $302.8 million compared with $279.2 million for the six months ended June 30, 2004. Vessel and non-vessel-related expenses from our scheduled marine transportation services increased $13.5 million and $11.6 million, respectively, during the six months ended June 30, 2005. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, and equipment maintenance and repairs. An increase of $2.3 million in other logistical service expenses was due to continued growth from our expansion of warehousing and distribution operations in Central America and the United States. Allocation of certain costs during 2004 arising from the settlement of certain asbestos-related claims resulted in a decrease of $4.3 million of insurance expenses in 2005 compared to 2004.
      Depreciation and amortization for our Liner Services segment for the six months ended June 30, 2005 increased $1.4 million, or 23.7%, to $7.3 million compared with $5.9 million for the six months ended June 30, 2004. The increase was primarily attributable to a $1.0 million increase in dry-dock amortization and an impairment loss of $.6 million recorded on its non-compete agreements in the second quarter of 2005. Liner Services amortized dry-dock costs for nine vessels during the six months ended June 30, 2005 compared with eight vessels during the six months ended June 30, 2004.
      Asset recoveries, net for our Liner Services segment for the six months ended June 30, 2005 increased $2.1 million to $2.5 million compared with $.4 million for the six months ended June 30, 2004. The gains from the first six months of 2005 and 2004 resulted from disposals of equipment.
      As a result, the operating income from our Liner Services segment for the six months ended June 30, 2005 increased $8.6 million to $15.4 million compared with $6.8 million for the six months ended June 30, 2004.

Ship Assist and Escort Services
      Operating revenues from our Ship Assist and Escort Services segment for the six months ended June 30, 2005 increased $2.5 million, or 6.9%, to $38.9 million compared with $36.4 million for the six months ended June 30, 2004. The increase was primarily attributable to: (a) $1.2 million from an increase in rates, directly attributable to a fuel surcharge to cover rising fuel prices; (b) $.5 million from operations in Oakland, California which commenced during the second quarter of 2004; and (c) $1.3 million from higher tug volumes in San Diego, Los Angeles and El Segundo, California and Puget Sound, Washington. These increases were partially offset by a $.6 million decrease in revenues from reduced utilization and a rate adjustment in Valdez, Alaska. Overall vessel utilization was 73% during the six months ended June 30, 2005 and 2004.
      Operating expenses for our Ship Assist and Escort Services segment for the six months ended June 30, 2005 increased $.7 million, or 2.2%, to $33.0 million compared with $32.3 million for the six months ended June 30, 2004. Vessel-related costs, such as crew and fuel costs, increased by $.9 million and were offset by a decrease of $.9 million in other vessel-related costs mainly in vessel maintenance and repairs. Non-vessel expenses increased $1.0 million, which was mostly attributable to an increase in property taxes and subcontracting costs due to higher tug volumes during the six months ended June 30, 2005.
      As a result, operating income from our Ship Assist and Escort Services segment for the six months ended June 30, 2005 increased $1.3 million to $4.3 million compared with $3.0 million for the six months ended June 30, 2004.

Oil and Chemical Distribution and Transportation Services
      Operating revenues from our Oil and Chemical Distribution and Transportation Services segment for the six months ended June 30, 2005 increased $12.5 million, or 13.2%, to $107.5 million compared with $95.0 million for the six months ended June 30, 2004. The increase was primarily attributable to an increase in revenues of: (a) $7.6 million generated by an increase in prices and volumes of fuel sold directly by us; (b) $4.3 million from increased utilization of certain vessels as a result of backhaul activity on the United States east coast; and (c) $1.8 million generated from a change in vessels in-service due to the drydocking of a vessel mostly during the second quarter of 2004. These increases were partially offset by a $.8 million decrease in revenues caused by reduced demand for oil transportation services on the United States west coast. Overall vessel utilization during the six months ended June 30, 2005 increased to 60% compared with 58% during the six months ended June 30, 2004.
      Operating expenses for our Oil and Chemical Distribution and Transportation Services segment for the six months ended June 30, 2005 increased $6.5 million, or 7.7%, to $91.1 million compared with $84.6 million for the six months ended June 30, 2004. This increase is primarily attributable to: (a) $6.9 million arising from higher costs and volumes of fuel purchased for resale; and (b) $.8 million from a net increase in vessel costs, including increases in fuel, crew, and vessel maintenance and repair costs and decreases in charter hire expenses. Overall vessel costs increased due to increased utilization of certain vessels as a result of backhaul activity on the United States east coast. These increases were partially offset by reduced vessel expenses resulting from a change in vessels in-service due to drydocking, sale of those vessels or termination of charters.
      Depreciation and amortization for our Oil and Chemical Distribution and Transportation Services segment for the six months ended June 30, 2005 increased $2.0 million, or 28.6%, to $9.0 million compared with $7.0 million for the six months ended June 30, 2004. The increase was primarily attributable to a $1.7 million increase in dry-dock amortization for vessels. Dry-dock costs for four vessels were amortized during for the six months ended June 30, 2005 compared with three vessels during the six months ended June 30, 2004.
      Asset recoveries, net for our Oil and Chemical Distribution and Transportation Services segment for the six months ended June 30, 2005 increased $.8 million to a recovery of $.6 million compared with a charge of $.2 million for the six months ended June 30, 2004. Asset recoveries for the six months ended June 30, 2005 resulted from the sale of one vessel and equipment while the charge from the six months ended June 30, 2004 resulted from the sale of two vessels.

      As a result, the operating income from our Oil and Chemical Distribution and Transportation Services segment for the six months ended June 30, 2005 increased $4.7 million to $5.0 million compared with $.3 for the six months ended June 30, 2004.

Energy and Marine Services
      Operating revenues from our Energy and Marine Services segment for the six months ended June 30, 2005 decreased $15.8 million, or 36.1%, to $28.0 million compared with $43.8 million for the six months ended June 30, 2004. The decrease was primarily attributable to a decrease of: (a) $6.5 million due to a shift in timing of operations in Far East Russia; (b) $5.9 million in revenues caused by reduced activity in our Northern Alaskan land operations; (c) a $2.4 million decrease in revenues in commercial contract activity, principally in the Gulf of Mexico and United States west coast; and (d) $.8 million in revenues due to a reduction in Alaska commercial salvage activity. Overall vessel utilization decreased to 45% during the six months ended June 30, 2005 compared with 49% during the six months ended June 30, 2004. Vessel utilization in this segment is impacted by oil exploration activity and general economic conditions and tends to be very volatile. Current indications are that our annual revenues generated by the transportation of oil exploration cargo to Sakhalin Island, Russia will decline substantially during 2005.
      Operating expenses for our Energy and Marine Services segment for the six months ended June 30, 2005 decreased $11.7 million, or 18.3%, to $52.4 million compared with $64.1 million for the six months ended June 30, 2004. A net decrease of $.2 million in vessel-related expenses during the six months ended June 30, 2005 compared with the six months ended June 30, 2004 was impacted by: (a) lower vessel maintenance and repairs, crew and other operating costs; (b) higher fuel and labor costs arising from vessels chartered, at cost, by our Energy and Marine Services segment to our Puerto Rico and Caribbean Islands Service; and (c) overall increases in fuel costs due to increased fuel prices. A net decrease of $10.9 million in non-vessel expenses was attributable to a reduction in operating materials, contracted services, and payroll-related costs due to seasonal operations and changes in project work.
      Depreciation and amortization for our Energy and Marine Services segment for the six months ended June 30, 2005 decreased $.6 million, or 10.7%, to $5.0 million compared with $5.6 million for the six months ended June 30, 2004. The decrease was the result of a reduction in depreciation in the amount of $.6 million caused by: (a) vessels classified as held for sale in 2004; (b) vessels sold; and (c) vessels fully depreciated in 2004.
      Asset recoveries, net for our Energy and Marine Services segment for the six months ended June 30, 2005 increased $4.3 million to a recovery of $5.3 million compared with $1.0 million for the six months ended June 30, 2004. The gain for the six months ended June 30, 2005 resulted from the sale of seven vessels and equipment while the gain for the six months ended June 30, 2004 resulted from the sale of one vessel and equipment.
      As a result, the operating loss from our Energy and Marine Services segment for the six months ended June 30, 2005 decreased by $5.4 million to $3.0 million compared with an operating loss of $8.4 million for the six months ended June 30, 2004.
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
      In April 2005, the Company purchased a vessel for $9.5 million that was chartered by the Company pursuant to a time charter which was not scheduled to expire until 2009. As of the date of the purchase, the Company: (a) was released from its obligations under the time charter; and (b) is no longer obligated to pay the $32.0 million of time charter hire which, in the absence of the purchase of the vessel and the termination of the time charter, would have been payable between April 11, 2005 and 2009. Except for this transaction, no material change outside the ordinary course of business occurred during the quarter ended June 30, 2005 with respect to our previously disclosed contractual obligations and commitments.

Financial Condition as of June 30, 2005
      As of June 30, 2005, the Company had cash and cash equivalents of $109.6 million compared with $142.9 million at December 31, 2004. The Company generated $32.9 million of cash from continuing operations during the six month period ended June 30, 2005. The net income before depreciation and amortization expense and taxes provided $46.5 million of cash. Additional cash from operations was used to fund increased working capital requirements.
      The Company used $47.5 million of cash for investing activities from continuing operations during the six month period ended June 30, 2005. The Company expended $50.1 million for the construction of vessels and the purchase of equipment. Proceeds of $18.2 million were received from asset dispositions. Dry-docking costs of $6.3 million was incurred for three vessels during the six month period ended June 30, 2005. During 2005, the Company deposited $9.0 million of restricted funds to be used for equipment purchases and the operation of certain managed vessels.
      The Company used cash of $18.6 million in financing activities from continuing operations during the six month period ended June 30, 2005 for: (a) $16.3 million of scheduled principal payments of the Company’s debt; (b) $1.6 million payment of preferred stock dividends; and (c) $.7 million retirement of the Company’s stock. The Company issued $1.4 million of common stock to an Employee Stock Ownership Plan (“ESOP”), the proceeds of which were funded by a $1.4 million loan by the Company to the ESOP.
Off-Balance Sheet Arrangements
      As of June 30, 2005, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Securities and Exchange Commission Regulation S-K.
Capital Resources
      The Company has executed agreements totaling approximately $34.9 million to purchase certain equipment which is expected to be delivered during 2005 and 2006.
      During 2004, the Company entered into a contract for the construction of two articulated tug/barge units at an aggregate cost of constructing the two vessels of approximately $85.4 million (including the cost of owner furnished equipment). Both units are currently under construction and expected to be delivered in 2006. Approximately $41.9 million has been spent on these agreements as of June 30, 2005.
      The Company has entered into a definitive agreement (the “Purchase Agreement”), dated as of July 9, 2004 and effective from and after July 20, 2004, to purchase from Northland Fuel LLC, a Delaware limited liability company (“Northland”), and Yukon Fuel Company, an Alaska corporation (“YFC”), a marine and land-based refined petroleum products distribution business conducted by Northland and YFC in Western Alaska (the “Business”). Pursuant to the Purchase Agreement, the Company also agreed to purchase from: (a) Northland Vessel Leasing Company, LLC, a Delaware limited liability company (“NVLC”), certain barges and other vessels used in the Business; and (b) Yutana Barge Lines, LLC, a Delaware limited liability company (“Yutana”), certain assets used in the Business. The aggregate purchase price payable at closing by the Company is $52.2 million plus an amount equal to net working capital (including fuel inventory) determined in accordance with the Purchase Agreement. Net working capital is estimated to range between approximately $20 million and $25 million. In addition, closing is conditioned upon the Consent Decree (as defined below) becoming final (which will not occur earlier than 60 days after its filing with the Court (as defined below)) and the Court’s approval of the Consent Decree.

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
      The sixty day public comment period has expired, and comments (“verified exceptions”) were filed by certain of the plaintiffs, the City of Bethel, Alaska and several parties in the aforementioned lawsuit. The Court has ordered the Attorney General to turn over certain parts of his investigative file to certain of those parties who filed exceptions. In response, the Attorney General filed a petition in the Alaska Supreme Court seeking to have the Court’s order overturned and the Company joined in that request. The Alaska Supreme Court agreed to hear the petition to review the lower court’s ruling in which the Attorney General was ordered to turn over certain parts of its investigative files. All parties submitted their briefs to the Alaska Supreme Court and oral arguments were heard on April 14, 2005. On April 18, 2005, the Alaska Supreme Court issued its ruling in which it affirmed the lower court’s order that required the Attorney General to produce certain parts of its file subject to claims of privilege, which include trade secrets. The Alaska Supreme Court made clear, however, that the definition of trade secrets was to be interpreted broadly to include confidential information that would give an unfair advantage to customers as well as competitors. The matter has been returned to the Court in Nome for determination of which documents must be disclosed subject to the expanded definition of privilege. The Court in Nome has ruled (a) that many of the documents at issue need not be turned over to the plaintiffs due to the trade secrets privilege and (b) that some documents must be turned over to the plaintiffs subject to a protective order limiting access to the documents to the plaintiff’s attorneys and experts. The Alaska Attorney General has complied with the Court’s orders. The Court hearing on the Consent Decree was held on August 1, 2005. As of the date of the filing of this report with the Securities and Exchange Commission, the Court has not rendered its decision. We are hopeful that the judicial proceedings will be concluded promptly and we will be able to conclude those transactions contemplated by the Purchase Agreement during the third quarter of 2005.
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

Oil and Chemical Distribution and Transportation Services deploys a number of vessels which, in their present condition, will not be permitted to carry petroleum products in United States waters as of certain dates occurring over the next ten years
      In the event that the Company is not able to replace or rebuild those vessels which it currently uses to carry petroleum products, it could become impossible for Oil and Chemical Distribution and Transportation Services to continue to transport petroleum products at current levels for its current customers between ports in the United States. Should this occur, it could have a substantial negative impact on the profitability of Oil and Chemical Distribution and Transportation Services.

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

The Company is a defendant in numerous asbestos-related lawsuits
      The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See “Part II — Other Information — Item 1. Legal Proceedings” and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements”. Additional litigation relating to these matters may be commenced in the future. While it is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

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

The Company is heavily dependent on unionized labor
      The Company’s operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At June 30, 2005, approximately 62% of the Company’s employees were members of unions. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition.

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

There are certain risks associated with our international operations
      Substantial amounts of our operating revenues are derived from our foreign operations. (See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements”.) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.
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

Mr. Crowley can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests
      As of July 31, 2005, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 65.4% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 78.2% of the total votes attributable to our outstanding voting stock as of July 31, 2005. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley’s stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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
      On December 23, 2003, the Company and Mr. Crowley entered into an agreement terminating and settling the parties’ obligations under the 1992 Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Mr. Crowley repaid to the Company $7.5 million, which represented the total amount of premiums paid by the Company under the 1992 Agreement, and Mr. Crowley relinquished all of his rights under the 1992 Agreement. In return, the Company agreed to pay Mr. Crowley an amount equal to the interest payable by him on financing he arranged to repay the Company and applicable taxes. The Company also suspended its premium payments under the 1998 Agreement because of the possibility that such payments also could be treated as an extension of credit prohibited by the Sarbanes-Oxley Act. Since July 2002, the Company has not paid any premiums under the 1998 Agreement. Rather, premiums have been paid out of the cash surrender value of the underlying policies. Thus, while the Company has ceased performing its obligations under the 1998 Agreement, the underlying policies remain in force and are pledged as security to repay to the Company the premiums it paid under the 1998 Agreement through July 2002.

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
      There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      The statements contained in Exhibit 31.1 and Exhibit 31.2 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

General Litigation
      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2005, cannot be ascertained. While these matters could affect our operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below in this “Item 1. Legal Proceedings.”) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

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
      Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, Judge Charles R. Weiner administratively dismissed the cases subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 33 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing the cases. It is not known whether Judge Weiner will be able to develop a plan that will result in settlement of the cases. If he is unsuccessful, upon reinstatement, the cases should be remanded to the Ohio and Michigan Federal Courts.
      In addition, the Company is a defendant in approximately 101 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York.
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
      At June 30, 2005, the Company has accrued $2.7 million as its best estimate of the potential liability and recorded a receivable from its insurance companies of $1.1 million related to the asbestos litigation described above.
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
      The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan (the “RSP”), which held 9,005 shares of our common stock at June 30, 2005, all of which are fully vested. Distributions of shares allocated to RSP participants are made as soon as practicable following the participant’s death, disability retirement or termination of Company employment after attainment of age 65. All other participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution consisting of shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of common stock are subject to the Company’s right to repurchase them for cash equal to their fair market value (based on a non-marketable minority basis), determined as of the calendar year-end that coincides with or immediately precedes the date of distributions.
      The Company also sponsors the Stock Savings Plan (the “SSP”), a profit sharing plan which held 4,257 shares of our common stock at June 30, 2005, all of which are fully vested. Participants in the SSP have the option to sell their stock to the Company at the common stock’s marketable fair value (based on a marketable minority interest basis), determined by an independent appraisal as of the preceding calendar year-end, upon retirement, death or after a break in service.
      A summary of the shares purchased by the Company from the RSP and SSP in the second quarter of 2005 is as follows:

Maximum Number (or
			Total Number of Shares	Approximate Dollar Value)
		Average Price	(or Units) Purchased as	of Shares (or Units) That
	Total Number of	Paid	Part of Publicly	May yet be Purchased
	Shares (or Units)	per Share	Announced Plans or	Under the Plans or
Period	Purchased	(or Unit)	Programs	Programs

April 1 — 30, 2005	—	$—	N/A	N/A
May 1 — 31, 2005	301	1,861.97	N/A	N/A
June 1 — 30, 2005	79	1,884.66	N/A	N/A
      Certain of the Company’s financing agreements contain restrictive covenants which require, among other things, annual maintenance of working capital that is equal to or greater than 50% of the total of charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital for 2005 is $41.9 million. Although the Company is restricted from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period so long as the combined cost does not exceed $10 million. At June 30, 2005, the Company was in compliance with all covenants under its financing and leasing arrangements.

Item 4.	Submission of Matters to a Vote of Security Holders.
      On May 19, 2005, the Company held its annual meeting of stockholders. The following matter was voted upon at this annual meeting:
      Proposal — Election of directors for one-year terms (expiring in 2006):

Nominee	For	Withheld

Philip E. Bowles	128,741	2,435
Molly M. Crowley	128,741	2,435
Thomas B. Crowley, Jr.	128,733	2,443
Gary L. Depolo	128,741	2,435
Earl T. Kivett	128,741	2,435
William A. Pennella	128,741	2,435
Leland S. Prussia	128,741	2,435
Cameron W. Wolfe, Jr.	128,741	2,435

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.3	Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.4	Restated By-Laws of Crowley Maritime Corporation(1)

11	Statement regarding computation of per share earnings(2)

31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)

31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form 10 filed April 1, 2002.

(2)	See Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWLEY MARITIME CORPORATION
(Registrant)

By:	/s/ John C. Calvin

John C. Calvin
Senior Vice President and Controller
(Duly Authorized Officer/ Principal
Financial Officer)
August 15, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.3	Restated Certificate of Incorporation of Crowley Maritime Corporation(1)

3.4	Restated By-Laws of Crowley Maritime Corporation(1)

11	Statement regarding computation of per share earnings(2)

31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)

31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form 10 filed April 1, 2002.

(2)	See Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.