Form 10-Q
period 2005-09-30
CROWLEY MARITIME CORP
filed 2005-11-10
CIK 1130194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-49717
Crowley Maritime Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3148464 (I.R.S. Employer Identification No.)

155 Grand Avenue, Oakland, California (Address of principal executive offices)	94612 (Zip Code)
(510) 251-7500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 4, 2005, 88,926 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Operating revenues	$261,298	$229,433	$731,614	$673,024
Fuel sales	84,622	41,432	125,160	75,185

	345,920	270,865	856,774	748,209

Expenses:
Operating	214,626	194,531	626,702	599,750
Cost of fuel sold	78,581	37,940	111,731	64,098
General and administrative	9,869	9,204	29,492	24,672
Depreciation and amortization	15,441	16,026	48,088	46,133
Asset charges (recoveries), net	3,924	(3,394)	(4,370)	(4,575)

	322,441	254,307	811,643	730,078

Operating income	23,479	16,558	45,131	18,131
Other income (expense):
Interest income	992	559	2,883	1,362
Interest expense	(4,685)	(5,006)	(14,692)	(15,239)
Minority interest in consolidated subsidiaries	(21)	(28)	(56)	132
Other income	762	20	1,115	126

	(2,952)	(4,455)	(10,750)	(13,619)

Income from continuing operations before income taxes	20,527	12,103	34,381	4,512
Income tax expense	(8,000)	(5,000)	(9,900)	(1,800)

Income from continuing operations	12,527	7,103	24,481	2,712
Discontinued operations:
Income from operations, including gain/loss on disposal, net of tax expense	140	767	432	1,021

Net income	12,667	7,870	24,913	3,733
Preferred stock dividends	(393)	(393)	(1,181)	(1,181)
Change in fair value of redeemable common stock	—	—	(330)	—

Net income attributable to common shareholders	$12,274	$7,477	$23,402	$2,552

Basic income per common share:
Income from continuing operations	$90.33	$49.64	$170.57	$11.30
Income from discontinued operations	1.04	5.67	3.21	7.54

Net income	$91.37	$55.31	$173.78	$18.84

Diluted income per common share:
Income from continuing operations	$78.01	$43.99	$150.09	$11.30
Income from discontinued operations	0.87	4.75	2.68	7.54

Net income	$78.88	$48.74	$152.77	$18.84

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$50,034	$142,896
Receivables, net	213,517	171,647
Inventory	65,976	20,542
Prepaid expenses and other assets	48,455	30,935
Current assets of discontinued operations	330	915

TOTAL CURRENT ASSETS	378,312	366,935
Receivable from related party	11,300	11,177
Goodwill	58,259	44,786
Intangibles, net	12,246	14,125
Other assets	43,649	49,745
Property and equipment, net	572,545	493,989

TOTAL ASSETS	$1,076,311	$980,757

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$147,984	$96,648
Accrued payroll and related expenses	51,712	44,221
Insurance claims payable	23,901	15,797
Unearned revenue	17,446	14,126
Current liabilities of discontinued operations	870	1,547
Current portion of long-term debt	32,360	30,993

TOTAL CURRENT LIABILITIES	274,273	203,332
Deferred income taxes	96,882	92,731
Other liabilities	20,274	19,465
Minority interests in consolidated subsidiaries	70	14
Long-term debt, net of current portion	338,087	341,380

TOTAL LIABILITIES	729,586	656,922

COMMITMENTS AND CONTINGENCIES
Redeemable common stock, 5,184 and 4,579 shares issued and outstanding, respectively	9,665	8,700
Unearned ESOP common stock, 942 shares	(1,332)	—

TOTAL REDEEMABLE COMMON STOCK	8,333	8,700

STOCKHOLDERS’ EQUITY:
Preferred class A convertible stock, $100 par value, 315,000 shares issued, authorized and outstanding	31,500	31,500
Common voting stock, $.01 par value, 4,485,000 shares authorized; 83,870 and 84,222 shares issued and outstanding, respectively	1	1
Class N common non-voting stock, $.01 par value, 54,500 shares authorized; 46,138 shares outstanding	—	—
Additional paid-in capital	64,416	64,791
Retained earnings	246,524	223,198
Accumulated other comprehensive loss, net of tax benefit of $2,276 and $2,449, respectively	(4,049)	(4,355)

TOTAL STOCKHOLDERS’ EQUITY	338,392	315,135

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$1,076,311	$980,757

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(in thousands, except share amounts)

									Accumulated
	Preferred Class A				Class N		Additional		Other
	Convertible Stock		Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Loss	Total
December 31, 2004	315,000	$31,500	84,222	$1	46,138	$—	$64,791	$223,198	$(4,355)	$315,135
Preferred stock dividends	—	—	—	—	—	—	—	(1,181)	—	(1,181)
Stock retired from employee benefit plans	—	—	(352)	—	—	—	(375)	(76)	—	(451)
Change in fair value of redeemable common stock	—	—	—	—	—	—	—	(330)	—	(330)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	24,913	—
Other comprehensive income:
Amortization of rate lock agreement, net of tax expense of $173	—	—	—	—	—	—	—	—	306
Total comprehensive income	—	—	—	—	—	—	—	—	—	25,219

September 30, 2005	315,000	$31,500	83,870	$1	46,138	$—	$64,416	$246,524	$(4,049)	$338,392

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(in thousands)

	2005	2004
OPERATING ACTIVITIES:
Net income	$24,913	$3,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,088	46,133
Amortization of deferred gain on the sale and leaseback of vessels	(432)	(432)
Asset recoveries, net	(4,370)	(4,575)
Change in cash surrender value of life insurance	(115)	120
Deferred income tax provision	2,636	316
Changes in current assets and liabilities, net of the effects of acquisitions:
Receivables, net	(12,892)	(8,704)
Inventory, prepaid expenses and other	(24,368)	(10,284)
Accounts payable and accrued liabilities	36,712	5,931
Accrued payroll and related expenses	6,736	3,532
Other	2,960	(2,527)

Net cash provided by continuing operations	79,868	33,243
Net cash provided by (used in) discontinued operations	(598)	5,648

Net cash provided by operating activities	79,270	38,891

INVESTING ACTIVITIES:
Property and equipment additions	(81,410)	(17,654)
Dry-docking costs	(9,271)	(12,399)
Proceeds from asset dispositions	24,356	7,010
Withdrawals (deposits) of restricted funds	(8,386)	1,944
Contingent purchase price (paid) received, net	(216)	100
Acquisitions, net of cash acquired	(92,368)	—

Net cash used in continuing operations	(167,295)	(20,999)
Net cash provided by (used in) discontinued operations	506	(444)

Net cash used in investing activities	(166,789)	(21,443)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Agreement	20,000	—
Payments of long-term debt	(22,537)	(32,121)
Payment of debt issuance costs	—	(824)
Payment of preferred stock dividends	(1,575)	(1,575)
Loan to ESOP	(1,414)	—
Proceeds from issuance of common stock to ESOP	1,414	—
Retirement of stock	(1,231)	(562)

Net cash used in continuing operations	(5,343)	(35,082)
Net cash used in discontinued operations	—	(8,667)

Net cash used in financing activities	(5,343)	(43,749)

Net decrease in cash and cash equivalents	(92,862)	(26,301)
Cash and cash equivalents at beginning of period	142,896	158,750

Cash and cash equivalents at end of period	$50,034	$132,449

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
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
All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the financial condition, results of operations and cash flows for the interim periods have been made. Results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.
Reorganization
Effective July 1, 2005, the Company changed its operating segments and reporting segments to reflect the revised organizational structure of the Company. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company has aggregated the Puerto Rico and Caribbean Liner Services and Latin America Services into one reportable segment called Liner Services. Refer to Note 11 for further information.
Reclassifications
As discussed in Note 4, the Company reported discontinued operations in 2004. As discussed in Note 10, the Company reclassified its maximum cash obligation related to its stock savings plan from equity to equity mezzanine. As discussed in Note 11, effective July 1, 2005, the Company completed a reorganization which affected the Company’s reportable segments. Accordingly, the unaudited condensed consolidated financial statements for the three months ended September 30, 2004 and the December 31, 2004 Consolidated Balance Sheet and related notes thereto have been reclassified to conform with the current year presentation.
New Accounting Standards
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005; however, earlier application is permitted.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
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
NOTE 2 — Restricted Cash
At September 30, 2005, the Company has cash and cash equivalents recorded in Prepaid Expenses and Other Assets in the amounts of $2,057 restricted for the operation of certain vessels which the Company manages for unrelated third parties and $7,486 restricted for the purchase of equipment.
Under its agreement with the U.S. Government, the Company is allowed to make deposits to the Capital Construction Fund (“CCF”) of earnings and gains from qualified operations without payment of federal taxes. CCF cash and marketable securities are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration for use of these funds. Any withdrawals of funds for purposes other than those permitted will result in a taxable event, equivalent to the statutory tax rate. The Company has $5,001 of restricted CCF Funds at September 30, 2005 which is classified in Other Assets.
NOTE 3 — Acquisitions of Businesses
On September 6, 2005, the Company acquired from Northland Fuel LLC, all of the stock of Service Oil and Gas, Inc. and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively “Northland Fuel”). Northland Fuel operates a refined products distribution business in Alaska. The acquisition of Northland Fuel complements the Company’s existing business engaged in the distribution and sale of fuel in Alaska. The acquisition has been accounted for in accordance with SFAS No. 141 “Business Combinations”.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
The purchase price for Northland Fuel is summarized as follows:

Stock and assets purchased	$52,200
Estimated working capital purchased	41,479
Costs of acquisition	2,423
Less cash acquired	(1,585)

Total purchase price	$94,517

The working capital component of the purchase price is subject to adjustment for a period of 90 days as defined by the purchase agreement. As of September 30, 2005, the Company has accrued an additional $2,149 as the estimated working capital due.
The assets and liabilities have been recorded at estimated fair value as determined by the Company’s management based on information currently available. The Company has received preliminary independent appraisals of the fair values of the acquired property and equipment. The Company has not yet received an appraisal of identified intangibles assets. The Company expects that the final appraisals for the property and equipment and identified intangibles assets will be finalized during the fourth quarter of 2005. The Company is also in the process of determining if any contingencies exist as of the purchase date. It is expected that the identification of contingencies, such as environmental contingencies, will not be completed until the second or third quarter of 2006 due to weather conditions in Alaska. Accordingly, the allocation of the purchase price is subject to revision based on the final determination of fair values of appraised assets or contingencies identified. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill and unidentified intangibles of $13,473. It is expected that the incremental depreciation and amortization adjustment that results from the final appraisals will not have a material effect on the results of operations for the three and nine months ended September 30, 2005.
The operations of Northland Fuel have been included in the Company’s consolidated statement of operations, within the Petroleum Services segment, commencing September 6, 2005.
The following unaudited pro forma results of operations for the three and nine months ended September 30, 2005 and 2004 are presented as if the above acquisition had been completed on January 1, 2004. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Northland, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may actually result in the future.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$392,044	$337,110	$972,645	$868,678

Net income	$12,809	$10,768	$26,301	$4,914

Basic income per common share	$92.42	$76.75	$184.09	$27.56
Diluted income per common share	$79.76	$66.68	$153.65	$27.56
NOTE 4 — Discontinued Operations
In November 2004, a vessel used by the Company’s Petroleum Services segment was sold for $8,776, resulting in a gain of $266.
In December 2003, the Company approved a plan to sell the Logistics operations in Venezuela. In February 2004, the Company sold its Venezuelan Logistics operations for $1,506.
The two sales of assets described above represented components of the Company whose operations and cash flows were eliminated from the ongoing operations of the Company, as defined in Statement of Financial Accounting Standards Board (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. In conjunction with the sale, the Company adopted a strategy to exit from several other South America operations. This was treated as discontinued operations in accordance with APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.
The above operations have been reflected as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations. Discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$—	$2,478	$—	$7,085

Income from operations before taxes	$140	$1,267	$126	$1,991
Income (loss) on disposal before taxes	—	—	506	(270)
Income tax expense	—	(500)	(200)	(700)

Income from discontinued operations	$140	$767	$432	$1,021

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
The combined assets and liabilities of these discontinued operations included in the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Cash and cash equivalents	$4	$4
Receivables, net	—	331
Prepaid expenses and other assets	326	580

Current assets of discontinued operations	$330	$915

Accounts payable and accrued liabilities	$870	$1,547

Current liabilities of discontinued operations	$870	$1,547

NOTE 5 — Hurricane Katrina
On August 29, 2005 Hurricane Katrina struck the Gulf Coast of the United States causing damage to a terminal in Gulfport, Mississippi leased by the Company’s Latin America Service and the destruction of approximately 1,300 pieces of leased and owned equipment. In addition, there have been certain general liability and cargo claims filed against the Company directly related to the storm. Furthermore, a barge docked in Mobile, Alabama was washed ashore and is considered a constructive total loss.
As a result of this event, the Company has recorded estimated losses of $2,278 in its statement of operations for the three months and nine months ended September 30, 2005. The Company has classified $1,128 as a loss from involuntary conversion of the equipment and vessel in accordance with FASB Interpretation No. 30 “Accounting for Involuntary Conversions of Nonmonetary assets to Monetary Assets”. This involuntary conversion is included in Asset Recoveries, net in the accompanying Unaudited Condensed Consolidated Statement of Operations. The Company has recorded the remaining $1,150 of losses as Operating Expenses in the accompanying Unaudited Condensed Consolidated Statement of Operations. As of September 30, 2005, the Company has recorded $8,812 of insurance claims payable and $7,220 of receivables from reinsurers arising from this event. The insurance claims payable are net of $686 representing the net book value of equipment destroyed by Hurricane Katrina. The Company continues to evaluate the impact of Hurricane Katrina and updates its estimates as facts and circumstances continue to develop.
NOTE 6 — Intangibles
Based upon an impairment evaluation performed in the second quarter of 2005, the Company recorded an impairment on non-compete agreements in its Logistics Services segment in the amount of $623. This impairment is recorded in Depreciation and Amortization in the accompanying Unaudited Condensed Consolidated Statement of Operations.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
NOTE 7 — Income Taxes
In the second quarter of 2005, the Company reversed $3,364 of tax reserves that the Company has recognized as a deduction in its 2004 consolidated tax return. In the third quarter of 2005, the Company reversed $400 of tax reserves which the Company has recognized as a deduction in a prior year tax return.
NOTE 8 — Long-Term Debt
At September 30, 2005, the Company has borrowed $20,000 under its Revolving Credit Agreement in order to provide additional working capital.
NOTE 9 — Earnings Per Common Share
The computations for basic and diluted income per common share for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$12,527	$7,103	$24,481	$2,712
Less preferred class A stock dividends	(393)	(393)	(1,181)	(1,181)
Less change in fair value of redeemable common stock	—	—	(330)	—

Income for basic earnings per common share from continuing operations	12,134	6,710	22,970	1,531
Income from discontinued operations, net of tax expense	140	767	432	1,021

Net income for basic earnings per common share	12,274	7,477	23,402	2,552
Plus preferred class A stock dividends	393	393	1,181	—

Net income for diluted earnings per common share	$12,667	$7,870	$24,583	$2,552

Denominator:
Basic weighted average shares	134,337	135,192	134,663	135,402

Diluted weighted average shares	160,587	161,442	160,913	135,402

The preferred class A convertible stock is anti-dilutive for the nine months ended September 30, 2004.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
NOTE 10 — Employee Benefit Plans
Employee Stock Ownership Plan
Effective January 1, 2005, the Company is sponsoring the Crowley Maritime Corporation Employee Stock Ownership Plan (the “ESOP”) as a vehicle to enable participants to acquire stock ownership interests in the Company without requiring any cash outlay, reduction in pay or other personal investment on the part of the participant. Eligible employees of the Company, as defined by the ESOP, who work at least 22 Weeks of Service during a Plan Year and are employed as of December 31, or have terminated employee status during the Plan Year due to death, disability or retirement are eligible for allocation of shares.
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
As shares are committed to be released, the Company records compensation expense equal to the fair value of the Company’s common stock. Because the Company’s stock is not actively traded on any exchange, its fair value is determined annually by an independent appraisal based on a non-marketable minority interest basis. The independent appraisal is obtained during the second quarter of each year. The shares released are treated as outstanding for purposes of computing earnings per share. The Company has recognized $70 and $82 of compensation expense for the three and nine months ended September 30, 2005, respectively, based upon to the shares committed to be released.
Each share of common stock held by the ESOP contains a put option which, upon distribution of the common stock to a participant, entitles the participant to put the common stock to the Company for the fair value, as defined by the ESOP. Therefore, the Company has classified the maximum cash obligation of the common stock held by the ESOP as mezzanine equity under the caption “redeemable common stock” in the accompanying Unaudited Condensed Consolidated Balance Sheet.
At September 30, 2005, the ESOP held the following shares:

ESOP shares committed to be released	58
Unearned ESOP shares	942

Total shares held by ESOP	1,000

Fair value of unearned ESOP shares	$1,332

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
Stock Savings Plan
The Company sponsors the Stock Savings Plan (the “SSP”), a profit sharing plan which holds 4,184 shares of common stock at September 30, 2005, all of which are fully released and vested. Upon distribution of common stock from the SSP, each share of common stock contains a put option which provides the participants with the option to sell their stock to the Company for the fair value, as defined by the SSP. Fair value is determined annually by an independent appraisal based on a marketable minority interest basis.
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
NOTE 11 — Financial Information by Segment and Geographic Area
Effective July 1, 2005, the Company changed its operating segments and reporting segments to reflect the revised organizational structure of the Company. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company manages its business operations and evaluates performance based upon the revenue and operating income of its operating segments.
As a result of the Company’s change in its organizational structure, the previously reported Ship Assist and Escort Service and Energy and Marine Service operating segments have been combined into one operating segment called Marine Services. In addition, all ship management services previously reported under Liner Services and the former Oil and Chemical Distribution and Transportation Services are reported in Marine Services. The remaining portions of the former Oil and Chemical Distribution and Transportation Services (the Petroleum Service and Marine Transport Corporation) are now part of an operating segment named Petroleum Services.
The Company has aggregated the Puerto Rico and Caribbean Liner Services and the Latin America Liner Services into one reportable segment called Liner Services. These operating segments are aggregated based upon their long-term financial performance and because their products, services and class of customers are similar.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
The Liner Services segment provides ocean transportation services for the carriage of cargo between two geographic areas: (1) ports in the United States and ports in Puerto Rico and certain eastern Caribbean islands; and (2) ports in the United States and ports in Mexico, Central America, and certain Western Caribbean islands. The Liner Services segment provides a broad range of transportation services including the carriage of containers, trailers, vehicles and oversized cargo known as “NIT service”, cargo on a door-to-door basis known as “intermodal service”, and special cargo handling, including the carriage of apparel, refrigerated or perishable goods and hazardous materials.
Logistics Services, formerly aggregated in the Liner Services segment, is being reported as a separate reportable segment based upon its long-term financial performance. Logistics services are provided in the United States and Central America and include: (a) freight forwarding, customs clearance and non-vessel operating common carrier and warehousing services; (b) trucking in the United States and Central America; (c) providing facilities, including trailer containers and chassis, trailer and container yards, warehouses and distribution centers; and (d) other logistics optimization activities intended to create efficiencies in the carriage of goods.
The Marine Services segment provides ship assist and escort services (including ship assist, tanker escort, docking and related services, fire fighting, emergency towing and oil spill response) and specialized services to companies on a worldwide basis engaged in the exploration, production and distribution of oil and gas. This segment offers turnkey project management for major infrastructure projects as well as logistics and inventory control services for the oil and gas industry. Marine Services also provides vessel management services to third parties for which it receives fees.
The Petroleum Services segment owns or leases numerous vessels used for the carriage of crude oil, petroleum products and chemicals. It also operates a refined petroleum products distribution business in Alaska which includes the operation of owned or leased tank farms and the distribution of fuel via distribution centers, gas stations and retail delivery.
The table below summarizes certain financial information for each of the Company’s segments and reconciles such information to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005 and 2004. The Company does not segregate assets or expenditures for long-lived assets by reporting segment. As a result of the changes in the Company’s reportable segments for the current year, the information for prior years has been restated to conform with the current year presentation. This information has also been restated for discontinued operations, as discussed in Note 4.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)

	Liner	Logistics	Marine	Petroleum	Segment			Consolidated
	Services	Services	Services	Services	Total	Other	Elimination	Total
Three Months Ended September 30, 2005
Revenues	$157,669	$13,147	$60,204	$114,900	$345,920	—	—	$345,920
Intersegment revenues	2,026	18	11,797		13,841	$27,259	$(41,100)	—
Depreciation and amortization	3,413	215	2,410	3,862	9,900	5,541	—	15,441
Asset charges (recoveries)	(729)	(7)	(921)	5,581	3,924	—	—	3,924
Operating income (loss)	8,530	(463)	12,138	3,274	23,479	—	—	23,479
Income (loss) from discontinued operations, net of tax	(40)	(11)	—	191	140	—	—	140

Three Months Ended September 30, 2004
Revenues	$146,181	$9,983	$46,034	$68,667	$270,865	—	—	$270,865
Intersegment revenues	874	153	9,769	—	10,796	$26,033	$(36,829)	—
Depreciation and amortization	2,861	308	2,623	4,423	10,215	5,811	—	16,026
Asset recoveries	(203)	—	(3,042)	(149)	(3,394)	—	—	(3,394)
Operating income (loss)	5,065	(1,206)	5,763	6,936	16,558	—	—	16,558
Income (loss) from discontinued operations, net of tax	(1)	(129)	—	897	767	—	—	767

Nine Months Ended September 30, 2005
Revenues	$468,383	$35,314	$136,706	$216,371	$856,774	—	—	$856,774
Intersegment revenues	4,781	44	34,622	—	39,447	$80,225	$(119,672)	—
Depreciation and amortization	9,583	1,367	7,398	12,838	31,186	16,902	—	48,088
Asset charges (recoveries)	(3,201)	(9)	(6,188)	5,028	(4,370)	—	—	(4,370)
Operating income (loss)	24,547	(1,535)	13,315	8,804	45,131	—	—	45,131
Income (loss) from discontinued operations, net of tax	(6)	(12)	303	147	432	—	—	432

Nine Months Ended September 30, 2004
Revenues	$427,017	$28,598	$134,044	$158,550	$748,209	—	—	$748,209
Intersegment revenues	2,050	368	27,784	—	30,202	$80,858	$(111,060)	—
Depreciation and amortization	8,179	932	8,259	11,381	28,751	17,382	—	46,133
Asset charges (recoveries)	(592)	5	(4,015)	27	(4,575)	—	—	(4,575)
Operating income (loss)	12,864	(3,152)	628	7,791	18,131	—	—	18,131
Income (loss) from discontinued operations, net of tax	390	(1,787)	—	2,418	1,021	—	—	1,021
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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
Revenues from external customers and property and equipment, net by geographic area are summarized as follows:

	United	All Foreign	Consolidated
	States	Countries	Total
Three months ended September 30, 2005
Revenues	$296,304	$49,616	$345,920

Three months ended September 30, 2004
Revenues	$220,201	$50,664	$270,865

Nine months ended September 30, 2005
Revenues	$723,858	$132,916	$856,774
Property and equipment, net	$568,998	$3,547	$572,545

Nine months ended September 30, 2004
Revenues	$623,796	$124,413	$748,209
Property and equipment, net	$488,289	$3,786	$492,075
NOTE 12 — Commitments and Contingencies
     General Litigation
In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2005, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.
     Litigation Involving Directors
A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants have pursued a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of the Crowley family by allegedly expending corporate funds improperly. The plaintiffs seek damages and other relief. On February 25, 2005, the Company and the director defendants filed a motion with the Court seeking dismissal of the lawsuit. On April 6, 2005, the plaintiffs filed with the Court an answering brief in opposition to this motion. On May 6, 2005, the Company and the director defendants filed a further brief with the Court. On September 30, 2005 the Court held a hearing and requested additional briefing on several issues from the plaintiff and the Company. The Company filed its additional brief on October 24, 2005. The Company believes that the lawsuit is without merit.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
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
In addition, the Company is a defendant in approximately 99 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York.
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
At September 30, 2005, the Company has accrued $2,787 as its best estimate of the potential liability and recorded a receivable from its insurance companies of $1,082 related to the asbestos litigation described above.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
The Company became aware of asbestos related litigation involving certain cases filed in Northern California during the first quarter of 2004. These claims were settled in late May 2004. The Company expensed $2,125 and $4,200 related to this litigation in the first and second quarters of 2004, respectively. Although no insurance receivable has been recorded on these claims, the Company is aggressively pursuing reimbursement from certain insurance companies. In October 2004, the Company submitted demand letters to certain insurance underwriters for settlement amounts and defense costs paid and in November 2004, the Company filed suit against the insurance underwriters. The case is currently in discovery.
While it is not feasible to accurately predict or determine the ultimate outcome of all pending investigations and legal proceedings relating to asbestos or toxic substances or provide reasonable ranges of potential losses with respect to these matters, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse affect on the Company’s consolidated financial condition, results of operations or cash flows.
     Other Commitments
The Company has executed agreements totaling approximately $43,374 to purchase certain equipment and a vessel that is expected to be delivered during 2005 and 2006.
During 2004, the Company entered into a contract for the construction of two articulated tug/barge units at an aggregate cost of approximately $85,440 (including the cost of owner furnished equipment). Both units are currently under construction and expected to be delivered in 2006.
During the third quarter of 2005, the Company entered into a contract for the construction of four articulated tug/barge units at an aggregate cost of approximately $190,000 (including the cost of owner furnished equipment). The units are currently under construction and expected to be delivered in 2007 and 2008.
Approximately $67,459 has been spent pursuant to these construction agreements as of September 30, 2005.
NOTE 13 — Additional Cash Flow Information
At September 30, 2005, the Company increased its accrual for the purchase of property and equipment by $6,160.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Three and Nine Months Ended September 30, 2005 and 2004
(In thousands, except share and per share amounts)
NOTE 14 — Subsequent Events
On October 1, 2005, the Company acquired the membership interest of Titan Marine LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively “Titan”), a worldwide marine salvage and marine wreck removal business, for a total purchase price of $17,500. The purchase price is comprised of $12,500 of cash and a $5,000 promissory note. The promissory note is payable in five annual installments of $1,000 plus interest at the Citibank prime interest rate. The interest rate (6.75% on October 1, 2005) is adjusted annually on October 1. In addition, the sellers are to be paid an earn-out for five years based on financial performance as defined by the purchase agreement. The earn-out is considered contingent purchase price and will be accounted for as earned. The Company has not completed the process of allocating the purchase price.
NOTE 15 — Disposal of a Vessel
On October 12, 2005, the Company approved the disposal of a vessel. The sales proceeds are estimated to be $4,000. The Company performed an impairment test on the recoverability of the vessel in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at September 30, 2005. The Company recorded an impairment loss of $5,596 as a result of this evaluation.
The vessel represents a component of the Company whose operations and cash flows will be eliminated from the ongoing operations of the Company as defined by SFAS 144. Accordingly, the operations and impairment charge of the vessel will be classified as discontinued operations beginning in the fourth quarter of 2005 and prior quarter and annual financial statements will be restated.
The following unaudited proforma results of operations for the three and nine months ended September 30, 2005 and 2004 are presented as if the above vessel had been reported as discontinued operation as of January 1, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$343,822	$268,792	$849,955	$741,717

Income from continuing operations	15,867	7,311	28,108	3,635
Income (loss) from discontinued operations, net of tax	(3,200)	559	(3,195)	98

Net Income	$12,667	$7,870	$24,913	$3,733

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
In addition to those risks discussed below in the section entitled “Risk Factors” and in the Company’s other public filings, press releases and statements by the Company’s management, factors that may cause the Company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward looking statements include:
•	changes in worldwide demand for chemicals, petroleum products and other cargo shipped by the Company’s customers;

•	the cyclical nature of the shipping markets in which the Company’s Liner Services segment operates;

•	changes in domestic and foreign economic, political, military and market conditions;

•	the effect of, and the costs of complying with, federal, state and foreign laws and regulations;

•	the impact of recent and future acquisitions and joint ventures by the Company on its business and financial condition;

•	fluctuations in fuel prices and our ability to pass on price changes in fuel costs to our customers;

•	the Company’s ongoing need to be timely in replacing or rebuilding certain of its tankers and barges currently used to carry petroleum products;

•	competition for the Company’s services in the various markets in which it operates;

•	risks affecting the Company’s ability to operate its vessels or carry out scheduled voyages, such as catastrophic marine disaster, adverse weather and sea conditions, and oil, chemical and other hazardous substance spills;

•	the effect of pending asbestos or other toxic tort related litigation and related investigations and proceedings;

•	the state of relations between the Company and its unionized work force as well as the effects of possible strikes or other related job actions; and

•	risks associated with the Company’s foreign operations.
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
Executive Summary
Crowley Maritime Corporation is a diversified transportation company with global operations. We have four reportable segments: Liner Services; Logistics Services; Marine Services; and Petroleum Services. The Liner Services, Marine Services and Petroleum Services segments are capital intensive and require the periodic renewal or replacement of the their operating assets. While all of our segments are primarily engaged in maritime transportation and services related to maritime transportation, each segment serves a different market with separate and distinct customers. Certain markets are primarily based in the United States and certain markets are based overseas. In most cases, each segment uses equipment that has been specially designed and constructed to meet the needs of that particular segment. By operating in distinct markets, we diversify the nature of our capital investments and hope to minimize the impact that any economic downturn or other unforeseen adverse event may have upon one or more of our segments at any particular time.
In November of 2004, the Company sold a vessel that was a component of the Company, as defined in Statement of Financial Accounting Standards Board (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for $8.8 million, resulting in a gain on disposal of $.3 million.
Effective July 1, 2005, the Company changed its operating segments and reporting segments to reflect the revised organizational structure of the Company. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company manages its business operations and evaluates performance based upon the revenue and operating income of each of its operating segments.
As a result of the Company’s change in its organizational structure, the previously reported Ship Assist and Escort Service and Energy and Marine Service operating segments have been combined into one operating segment called Marine Services. In addition, all ship management services previously reported under Liner Services and the former Oil and Chemical Distribution and Transportation Services are reported in Marine Services. The remaining portions of the former Oil and Chemical Distribution and Transportation Services (the Petroleum Service and Marine Transport Corporation) are now part of an operating segment named Petroleum Services.

The Company has aggregated the Puerto Rico and Caribbean Liner Services and the Latin America Liner Services into one reportable segment called Liner Services. These operating segments are aggregated based upon their long-term financial performance and because their products, services and class of customers are similar. Logistics Services, formerly aggregated in the Liner Services segment, is being reported as a separate reportable segment based upon its long-term financial performance.
As a result of the sale of the vessel and the corporate reorganization, all financial information in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been restated.
On September 6, 2005, the Company acquired from Northland Fuel LLC all of the stock of Service Oil and Gas, Inc and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively “Northland Fuel”) for a purchase price of $94.5 million. Northland Fuel operates a refined products distribution business in Alaska. The acquisition of Northland Fuel complements the Company’s existing business engaged in the distribution and sale of fuel in Alaska. Operations of Northland Fuel are included in the consolidated operating results of the Company beginning September 6, 2005 and will be reported under the Petroleum Services segment.
A summary of the Company’s consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 is provided below and in Note 11 to the Crowley Maritime Corporation Unaudited Condensed Consolidated Financial Statements in “Part I – Financial Information – Item 1. Financial Statements” of this Form 10-Q.

	Three Months
	Ended September 30,		Increase
	2005	2004	(Decrease)
		(in millions, except per share amounts)
Revenues	$345.9	$270.9	$75.0
Operating income	$23.5	$16.6	$6.9
Net income attributable to common shareholders	$12.3	$7.5	$4.8

Basic income per common share	$91.37	$55.31	$36.06
Diluted income per common share	$78.88	$48.74	$30.14

	Nine Months
	Ended September 30,		Increase
	2005	2004	(Decrease)
	(in millions, except per share amounts)
Revenues	$856.8	$748.2	$108.6
Operating income	$45.1	$18.1	$27.0
Net income attributable to common shareholders	$23.4	$2.6	$20.8

Basic income per common share	$173.78	$18.84	$154.94
Diluted income per common share	$152.77	$18.84	$133.93
We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we entered into: (1) a construction contract in June of 2004 for two articulated tug/barge units (“ATB’s”); (2) a construction contract in August of 2005 for four ATB’s; (3) the purchase of Northland Fuel LLC and subsidiaries in September 2005; and (4) the purchase of the membership interest of Titan Marine LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively “Titan”), a worldwide marine salvage and marine wreck removal business in October 2005. To be certain that we have the financial resources required for any project that meets our criteria, we maintain a $95.0 million revolving line of credit that has available borrowings of $40.8 million at September 30, 2005. The Company has drawn $20.0 million against this revolving line of credit for working capital at September 30, 2005. At September 30, 2005, the Company had cash and cash equivalents of $50.0 million and current and long-term debt in the amount of $370.4 million.
Hurricane Katrina
On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States causing damage to a terminal in Gulfport, Mississippi leased by the Company’s Latin America Service and the destruction of approximately 1,300 pieces of leased and owned equipment. In addition, there have been certain general liability and cargo claims filed against the Company directly related to the storm. Furthermore, a barge docked in Mobile, Alabama was washed ashore and is considered a constructive total loss. As a result of the damage to the leased terminal, the Company diverted its Latin America Service from Gulfport, Mississippi to Port Everglades, Florida until October 8, 2005, at which time the Company began to use the terminal in Gulfport again. Despite these efforts, the Company lost several sailings to and from Latin America. These lost sailings did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company. The Company expects that revenues will be favorably impacted by additional cleanup operations undertaken by our Marine Services segment in the fourth quarter, although the amount of the increase cannot be determined at this time.
As a result of Hurricane Katrina, the Company has recorded estimated losses of $2.3 million in its statement of operations for the three months and nine months ended September 30, 2005. The Company has classified $1.1 million as a loss from involuntary conversion and the remaining $1.2 million of losses as operating expenses. As of September 30, 2005, the Company has recorded $8.8 million of insurance claims payable and $7.2 million of receivables from reinsurers arising from this event. The insurance claims payable are net of $.7 million representing the net book value of equipment destroyed by Hurricane Katrina. The Company continues to evaluate the impact of Hurricane Katrina and updates its estimates as facts and circumstances continue to develop. While it is not feasible to accurately predict or determine the ultimate outcome of all of these insurance claims, the Company believes that any future development on these insurance claims will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Critical Accounting Policies
The preparation of the Unaudited Condensed Consolidated Financial Statements, upon which this MD&A is based, requires management to make estimates which impact these Unaudited Condensed Consolidated Financial Statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, goodwill, revenue recognition, and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in the Form 10-K filed on March 31, 2005.
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
     Revenue Recognition
The Company’s accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized ratably over each voyage by load and discharge port. Revenue from the Company’s Logistics Services and a portion of the revenue generated by Marine Services and fuel sales of the Petroleum Services are recognized as services are provided. The remaining revenues generated by the Petroleum Services and Marine Services are recognized ratably over the length of the contract. Estimated losses are provided at the time such losses become evident. The Company’s recognition of revenue includes estimates of the total costs incurred for each service and the total billings to perform the service that impacts the estimated operating margin. While the Company has processes in place to assist in developing these estimates, if the Company experiences significantly higher costs or a significant decrease in estimated billings, the Company’s financial position, results of operations and cash flows could be materially impacted.
     Litigation and Environmental Reserves
The Company monitors its outstanding litigation (including unasserted claims) and estimates the expected probable loss (if any) of each claim or potential claim. If a range of probable loss is determined, the Company records a reserve at the low end of the range, unless there are indications that another amount within the range better approximates the expected loss. The determination of whether a litigation reserve is necessary is based on internal analysis by management, consultation with the Company’s general counsel and, when necessary, consultations with external counsel. The Company’s litigation reserves are a significant estimate that can and do change based upon management’s evaluation of the Company’s existing and potential litigation liabilities.
The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is neither able to predict the ultimate outcome of this litigation nor provide an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of this litigation and the environmental liabilities could have a material impact on the Company’s financial position, results of operations and cash flows. See “Part II – Other Information — Item 1. Legal Proceedings” and Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements”.
Comparison of the Three Months Ended September 30, 2005 and 2004
Consolidated revenues for the third quarter of 2005 increased $75.0 million, or 27.7%, to $345.9 million compared with $270.9 million for the third quarter of 2004. This increase was primarily the result of the following events or circumstances:

•	$43.2 million generated as a result of higher volumes and higher prices for fuel that we sold directly and that was sold by Northland Fuel after we acquired it in September 2005;

•	$11.5 million generated as a result of an increase in rates in our scheduled marine transportation services; and

•	$10.8 million generated by increased demand for and utilization of the Company’s tug and barge services in the Gulf of Mexico, along the U.S. West Coast and in Alaska.
Consolidated operating expenses increased $ 20.1 million for the third quarter of 2005, or 10.3%, to $214.6 million compared with $194.5 million for the third quarter of 2004. Vessel and non-vessel-related costs increased by $11.3 million and $6.3 million, respectively, for the third quarter of 2005 as compared with the third quarter of 2004. The increase in vessel-related costs was mostly attributable to an increase in fuel, vessel maintenance and repairs, and crew costs. The increase in non-vessel-related costs was mostly attributable to increases in purchased transportation, operating materials and supplies, and insurance losses related to Hurricane Katrina.
Consolidated cost of fuel sold increased $40.7 million for the third quarter of 2005 to $78.6 million compared with $37.9 million for the third quarter of 2004. This increase was attributable to higher volumes and costs of fuel purchased by us for resale and fuel sold by Northland Fuel after we acquired it in September 2005.
Consolidated general and administrative expenses for the third quarter of 2005 increased $.7 million, or 7.6%, to $9.9 million compared with $9.2 million for the third quarter of 2004. This increase was primarily attributable to an increase in payroll related costs. This increase was partially offset by a decrease of $.4 million in insurance costs related to split-dollar life insurance.
Consolidated depreciation and amortization expense for the third quarter of 2005 decreased $.6 million, or 3.8%, to $15.4 million compared with $16.0 million for the third quarter of 2004. This decrease was the result of a decrease in dry-dock amortization in the amount of $.8 million during the second quarter of 2005. Dry-dock costs for fourteen vessels were amortized in the third quarter of 2005 compared with thirteen vessels in the third quarter of 2004. This decrease was partially offset by an increase in depreciation in the amount of $.3 million for the third quarter of 2005 as compared with the third quarter of 2004.
Consolidated asset charges (recoveries), net for the third quarter of 2005 decreased $7.3 million to a charge of $3.9 million compared with a recovery of $3.4 million for the third quarter of 2004. The charge for the third quarter of 2005 resulted from: (a) an impairment charge of $5.6 million attributed to a vessel that will be disposed of during the fourth quarter of 2005; and (b) a $1.1 million loss from the involuntary conversion of certain equipment destroyed by Hurricane Katrina. This charge was offset by recoveries in the amount of $2.8 million from the sale of equipment and one vessel. The gains for the third quarter of 2004 resulted from the sale of equipment, land and two vessels.
As a result, our consolidated operating income for the third quarter of 2005 increased $6.9 million to $23.5 million compared with $16.6 million for the third quarter of 2004.
Due to higher interest rates, interest income for the third quarter of 2005 increased $.4 million to

$1.0 million compared with $.6 million for the third quarter of 2004.
Interest expense for the third quarter of 2005 decreased $.3 million, or 6.0%, to $4.7 million compared with $5.0 million for the third quarter of 2004. A $.3 million increase in interest expense incurred for vessel financings was offset by $.6 million in higher capitalized interest during the third quarter of 2005 compared with the third quarter of 2004. The increase in interest expense associated with certain vessel financings is due to higher floating interest rates in effect during 2005 compared with 2004. The increase in capitalized interest is due to the construction of two articulated tug/barge units which are expected to be delivered in 2006.
Income tax expense for the third quarter of 2005 increased $3.0 million to $8.0 million compared with $5.0 million for the third quarter of 2004. The effective tax rate was 39.0% and 41.3% for the third quarter of 2005 and 2004, respectively. The reduction in the effective tax rate was primarily due to the reversal of $.4 million of tax reserves, which the Company has recognized as a deduction in a prior year tax return. The effective tax rate for the third quarter of 2005 would have been 40.6% if the reversal of the tax reserves was excluded. The decrease in the effective tax rate compared with the third quarter of 2004 was also affected by changes in the Company’s projections of pre-tax income.
Discontinued operations decreased $.7 million to income of $.1 million for the third quarter of 2005 compared with income of $.8 million for the third quarter of 2004. This decrease was due to the sale of a vessel that was considered a component of the Company, as defined by SFAS 144, during the fourth quarter of 2004.
As a result, net income attributable to common shareholders for the third quarter of 2005 increased $4.8 million to $12.3 million ($91.37 basic income per common share and $78.88 diluted income per common share) compared with $7.5 million ($55.31 basic income per common share and $48.74 diluted income per common share) for the third quarter of 2004.
     Liner Services
Revenues from our Liner Services segment for the third quarter of 2005 increased $11.5 million, or 7.9%, to $157.7 million compared with $146.2 million for the third quarter of 2004. The increase was primarily attributable to a 7.5% increase in average revenue per twenty-foot equivalent, or TEU (“average revenue”), and an increase of .3% in container and noncontainer volume. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges in both the Puerto Rico and Caribbean Services and Latin America Services. The Company’s container and noncontainer volume increased to 146,501 TEU’s for the third quarter of 2005 from 146,072 TEU’s for the third quarter of 2004.
Operating expenses for our Liner Services segment for the third quarter of 2005 increased $8.8 million, or 6.6%, to $142.5 million compared with $133.7 million for the third quarter of 2004. Vessel and non-vessel-related expenses increased $6.7 million and $2.0 million, respectively, during the third quarter of 2005. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, and equipment maintenance and repairs.

Depreciation and amortization for our Liner Services segment for the third quarter of 2005 increased $.5 million, or 17.2%, to $3.4 million compared with $2.9 million for the third quarter of 2004. The increase was primarily attributable to a $.3 million increase in dry-dock amortization. Liner Services amortized dry-dock costs for nine vessels during both the third quarter of 2005 and 2004.
Asset recoveries, net for our Liner Services segment for the third quarter of 2005 increased $.5 million to $.7 million compared with $.2 million for the third quarter of 2004. The gains from the third quarter of 2005 resulted from disposals of equipment which was partially offset by a loss on the involuntary conversion of certain equipment destroyed by Hurricane Katrina. The gains from the third quarter of 2004 resulted from the sale of equipment.
As a result, the operating income from our Liner Services segment for the third quarter of 2005 increased $3.4 million to $8.5 million compared with $5.1 million for the third quarter of 2004.
     Logistics Services
Revenues from our Logistics Services segment for the third quarter of 2005 increased $3.1 million, or 31.0%, to $13.1 million compared with $10.0 million for the third quarter of 2004. The increase was primarily attributable to an increase of $2.4 million due to continued growth from our expansion of warehousing and distribution operations in Central America and the United States.
Operating expenses for our Logistics Services segment for the third quarter of 2005 increased $2.3 million, or 21.9%, to $12.8 million compared with $10.5 million for the third quarter of 2004. The increase was mostly due to increased purchased transportation to support the continued growth from our expansion of warehousing and distribution operations in Central America and the United States.
As a result, the operating loss from our Logistics Services segment for the third quarter of 2005 decreased $.7 million to $.5 million compared with $1.2 million for the third quarter of 2004.
     Marine Services
Revenues from our Marine Services segment for the third quarter of 2005 increased $14.2 million, or 30.9%, to $60.2 million compared with $46.0 million for the third quarter of 2004. The increase was primarily attributable to: (a) $10.8 million generated by increased demand for and utilization of the Company’s tug and barge services in the Gulf of Mexico, along the U.S. West Coast and in Alaska; (b) $1.2 million generated by increased activity and higher rates resulting from new contracts awarded to our ship management operations; (c) $1.0 million generated by overall higher tug volumes in our ship assist and escort activities; and (d) $1.0 million generated by an increase in rates, directly attributable to a fuel surcharge to cover rising fuel prices. Overall vessel utilization increased to 71% during the third quarter of 2005 compared with 63% during the third quarter of 2004.
Operating expenses for our Marine Services segment for the third quarter of 2005 increased $7.7 million, or 15.9%, to $56.2 million compared with $48.5 million for the third quarter of 2004. Overall vessel-related costs increased by $5.7 million, which was mostly attributable to an increase in fuel and crew costs due to: (a) higher fuel and labor costs arising from vessels chartered, at cost, by our Marine Services segment to our Puerto Rico and Caribbean Islands Service; and (b) overall increases in fuel costs due to increased fuel prices and higher utilization. Non-vessel expenses increased by $.9 million, mostly as a result of increased activity in the Gulf of Mexico, U.S. West Coast and Alaska.
Asset recoveries, net for our Marine Services segment for the third quarter of 2005 decreased $2.1 million to $.9 million compared with $3.0 million during the third quarter of 2004. The gain from the third quarter of 2005 resulted from the sale of one vessel while the gain from the third quarter of 2004 resulted from the sale of two vessels.
As a result, the operating income from our Marine Services segment for the third quarter of 2005 increased by $6.3 million to $12.1 million compared $5.8 million for the third quarter of 2004.
     Petroleum Services
Revenues from our Petroleum Services segment for the third quarter of 2005 increased $46.2 million, or 67.2%, to $114.9 million compared with $68.7 million for the third quarter of 2004. The increase was primarily attributable to an increase in revenues of: (a) $43.2 million generated by an increase in the volumes and prices of fuel sold directly by us and that was sold by Northland Fuel after we acquired it in September 2005; (b) $2.6 million generated by an increase in rates as a result of backhaul activity on the United States east coast; and $2.3 million generated by increased rates and demand for oil transportation services on the United States west coast. These increases were partially offset by a decrease in revenues of: (a) $1.5 million caused by a reduction in the availability of vessels, due to scheduled out-of-service periods; and (b) $1.3 million caused by a decrease in vessel utilization. Overall vessel utilization during the third quarter of 2005 decreased to 76% compared with 90% during the third quarter of 2004.
Operating expenses for our Petroleum Services segment for the third quarter of 2005 increased $4.3 million, or 23.9%, to $22.3 million compared with $18.0 million for the third quarter of 2004. Vessel and non-vessel-related expenses increased $1.9 million and $1.0 million, respectively, during the third quarter of 2005. Vessel-related expenses consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, port charges and related costs, and insurance.
Cost of fuel sold for our Petroleum Services segment increased $40.7 million for the third quarter of 2005 to $78.6 million compared with $37.9 million for the third quarter of 2004. This increase was attributable to higher volumes and costs of fuel purchased by us for resale and fuel sold by Northland Fuel after we acquired it in September 2005.
Depreciation and amortization for our Petroleum Services segment for the third quarter of 2005 decreased $.5 million, or 11.4%, to $3.9 million compared with $4.4 million for the third quarter of 2004. The decrease was primarily attributable to a $1.1 million decrease in dry-dock amortization for vessels. Dry-dock costs for five vessels were amortized during for the third quarter of 2005 compared with four vessels during the third quarter of 2004. This decrease was partially offset by a $.6 million increase in depreciation as a result of assets placed in service during 2005 and assets acquired as a result of the Northland Fuel acquisition during the third quarter of 2005.

Asset charges (recoveries), net for our Petroleum Services segment for the third quarter of 2005 decreased $5.7 million to a charge of $5.6 million compared with a recovery of $.1 million during the third quarter of 2004. The charge in the third quarter of 2005 was due to an impairment charge of $5.6 million attributed to a vessel that will be disposed of during the fourth quarter of 2005.
As a result, the operating income from our Petroleum Services segment for the third quarter of 2005 decreased $3.6 million to $3.3 million compared with $6.9 for the third quarter of 2004.
Comparison of the Nine Months Ended September 30, 2005 and 2004
Consolidated revenues for the nine months ended September 30, 2005 increased $108.6 million, or 14.5%, to $856.8 million compared with $748.2 million for the nine months ended September 30, 2004. This increase was primarily the result of the following events or circumstances:
•	$50.0 million generated as a result of higher volumes and higher prices for fuel that we sold directly and that was sold by Northland Fuel after we acquired it in September 2005;

•	$6.7 million generated by an increase in backhaul activity on the United States east coast;

•	$41.4 million generated as a result of an increase in rates and container and noncontainer volumes in our scheduled marine transportation services;

•	$5.5 million generated as a result of an increase in logistical service revenues caused by an increase in the volumes of services provided and expanding warehousing and distribution operations in Central America and the United States; and

•	$7.3 million generated by increased demand for and utilization of the Company’s tug and barge services in the Gulf of Mexico, along the U.S. West Coast and in Alaska.
These increases were partially offset by decreases in revenues which resulted from the following events or circumstances:
•	$6.4 million due to a decrease in scope and shift in the scheduled timing of operations in Far East Russia; and

•	$5.8 million from reduced activity in our Northern Alaskan land operations.
Consolidated operating expenses increased $26.9 million for the nine months ended September 30, 2005, or 4.5%, to $626.7 million compared with $599.8 million for the nine months ended September 30, 2004. Vessel and non-vessel-related costs increased by $21.3 million and $3.4 million, respectively, for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. The increase in vessel-related costs was mostly attributable to an increase in fuel and crew costs. The increase in non-vessel-related costs was mostly attributable to increases in fuel, terminal and purchased transportation costs. Consolidated operating expenses for the nine months ended September 30, 2004 also included $6.3 million for the settlement of certain asbestos-related claims. No such costs are included in consolidated operating expenses for the nine months ended September 30, 2005.
Consolidated cost of fuel sold increased $47.6 million for the nine months ended September 30, 2005 to $111.7 million compared with $64.1 million for the nine months ended September 30, 2004. This increase was attributable to higher volumes and costs of fuel purchased by us for resale and fuel sold by Northland Fuel after we acquired it in September 2005.
Consolidated general and administrative expenses for the nine months ended September 30, 2005 increased $4.8 million, or 19.4%, to $29.5 million compared with $24.7 million for the nine months ended September 30, 2004. This increase was primarily attributable to an increase in payroll, travel and software maintenance related costs.
Consolidated depreciation and amortization expense for the nine months ended September 30, 2005 increased $2.0 million, or 4.3%, to $48.1 million compared with $46.1 million for the nine months ended September 30, 2004. This increase was the result of an increase in dry-dock amortization in the amount of $2.0 million and an impairment loss of $.6 million recorded on its non-compete agreements in the second quarter of 2005. Dry-dock costs for fifteen vessels were amortized during the nine months ended September 30, 2005 compared with thirteen vessels during the nine months ended September 30, 2004. These increases were partially offset by a decrease in depreciation of $.5 million for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.
Consolidated asset recoveries, net for the nine months ended September 30, 2005 decreased $.2 million, or 4.3%, to a recovery of $4.4 million compared with a recovery of $4.6 million for the nine months ended September 30, 2004. The gains for the nine months ended September 30, 2005 resulted from the sale of equipment and ten vessels, which was partially offset by: (a) an impairment charge of $5.6 million attributed to a vessel that will be disposed of during the fourth quarter of 2005; and (b) a $1.1 million loss from the involuntary conversion of certain equipment destroyed by Hurricane Katrina. The gains for the nine months ended September 30, 2004 resulted from the sale of equipment, land and five vessels.
As a result, our consolidated operating income for the nine months ended September 30, 2005 increased $27.0 million to $45.1 million compared with $18.1 million for the nine months ended September 30, 2004.
Due to higher interest rates, interest income for the nine months ended September 30, 2005 increased $1.5 million to $2.9 million compared with $1.4 million for the nine months ended September 30, 2004.
Interest expense for the nine months ended September 30, 2005 decreased $.5 million, or 3.3%, to $14.7 million compared with $15.2 million for the nine months ended September 30, 2004. A $.6 million increase in interest expense incurred for certain vessel financings was offset by $1.4 million in higher capitalized interest during the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The increase in interest expense associated with certain vessel financings is due to higher floating interest rates in effect during 2005 compared with 2004. The increased capitalized interest is due to the construction of two articulated tug/barge units which are expected to be delivered in 2006.
Income tax expense for the nine months ended September 30, 2005 increased $8.1 million to $9.9 million compared with $1.8 million for the nine months ended September 30, 2004. The effective tax rate was 28.8% and 39.9% for the nine months ended September 30, 2005 and 2004, respectively. The reduction in the effective tax rate was primarily due to the reversal of $3.4 million of certain tax reserves, which the Company has recognized as a deduction in its 2004 consolidated tax return. The effective tax rate for the nine months ended September 30,

2005 would have been 38.7% if the reversal of the tax reserves was excluded. The decrease in the effective tax rate compared with the nine months ended September 30, 2004 was also affected by changes in the Company’s projections of pre-tax income.
Discontinued operations decreased $.6 million to income of $.4 million for the nine months ended September 30, 2005 compared with income of $1.0 million for the nine months ended September 30, 2004. This decrease was due to the sale of: (a) the Company’s logistics operations in Venezuela during the first quarter of 2004; and (b) a vessel that was considered a component of the Company, as defined by SFAS 144, during the fourth quarter of 2004.
As a result, net income attributable to common shareholders for the nine months ended September 30, 2005 increased $20.8 million to $23.4 million ($173.78 basic income per common share and $152.77 diluted income per common share) compared with a net income attributable to common shareholders of $2.6 million ($18.84 basic and diluted income per common share) for the nine months ended September 30, 2004.
     Liner Services
Revenues from our Liner Services segment for the nine months ended September 30, 2005 increased $41.4 million, or 9.7%, to $468.4 million compared with $427.0 million for the nine months ended September 30, 2004. The increase was primarily attributable to an 8.9% increase in average revenue and an increase of .8% in container and noncontainer volume. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges in both the Puerto Rico and Caribbean Services and Latin America Services. The Company’s container and noncontainer volume increased to 442,704 TEU’s for the nine months ended September 30, 2005 from 439,345 TEU’s for the nine months ended September 30, 2004.
Operating expenses for our Liner Services segment for the nine months ended September 30, 2005 increased $30.7 million, or 7.8%, to $424.3 million compared with $393.6 million for the nine months ended September 30, 2004. Vessel and non-vessel-related expenses increased $19.2 million and $13.6 million, respectively, during the nine months ended September 30, 2005. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, and equipment maintenance and repairs. Allocation of certain costs during 2004 arising from the settlement of certain asbestos-related claims resulted in a decrease of $4.3 million of insurance expenses in 2005 compared to 2004.
Depreciation and amortization for our Liner Services segment for the nine months ended September 30, 2005 increased $1.4 million, or 17.1%, to $9.6 million compared with $8.2 million for the nine months ended September 30, 2004. The increase was primarily attributable to a $1.3 million increase in dry-dock amortization. Liner Services amortized dry-dock costs for nine vessels during both the nine months ended September 30, 2005 and September 30, 2004.
Asset recoveries, net for our Liner Services segment for the nine months ended September 30, 2005 increased $2.6 million to $3.2 million compared with $.6 million for the nine months ended September 30, 2004. The gains for the nine months ended September 30, 2005 resulted from disposals of equipment which was partially offset by a loss on the involuntary conversion of equipment destroyed by Hurricane Katrina. The gains for the nine months ended September 30, 2004 resulted from the sale of equipment.
As a result, the operating income from our Liner Services segment for the nine months ended September 30, 2005 increased $11.6 million to $24.5 million compared with $12.9 million for the nine months ended September 30, 2004.
     Logistics Services
Revenues from our Logistics Services segment for the nine months ended September 30, 2005 increased $6.7 million, or 23.4%, to $35.3 million compared with $28.6 million for the nine months ended September 30, 2004. The increase was primarily attributable to an increase of $5.5 million due to the continued growth from our expansion of warehousing and distribution operations in Central America and the United States.
Operating expenses for our Logistics Services segment for the nine months ended September 30, 2005 increased $4.2 million, or 14.2%, to $33.8 million compared with $29.6 million for the nine months ended September 30, 2004. The increase was mostly due to increased purchased transportation to support the continued growth from our expansion of warehousing and distribution operations in Central America and the United States.
Depreciation and amortization for our Logistics Services segment for the nine months ended September 30, 2005 increased $.5 million, or 55.6%, to $1.4 million compared with $.9 million for the nine months ended September 30, 2004. The increase was primarily attributable to an impairment loss of $.6 million recorded on certain Logistics Services non-compete agreements in the second quarter of 2005.
As a result, the operating loss from our Logistics Services segment for the nine months ended September 30, 2005 decreased $1.7 million to $1.5 million compared with $3.2 million for the nine months ended September 30, 2004.
     Marine Services
Revenues from our Marine Services segment for the nine months ended September 30, 2005 increased $2.7 million, or 2.0%, to $136.7 million compared with $134.0 million for the nine months ended September 30, 2004. The increase in revenue is attributed to: (a) $1.7 million generated by overall higher tug volumes in ship assist and escort activities; (b) $2.2 million generated by an increase in rates directly attributable to a fuel surcharge to cover rising fuel prices; (c) $3.0 million generated by (i) the activation of our ready reserve fleet managed vessels and (ii) an increased level of activity and higher rates resulting from new contracts awarded to our ship management operations; and (d) $7.3 million generated by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska. These increases were partially offset by a decrease of: (a) $5.8 million in revenues caused by reduced activity in our Northern Alaskan land operations; and (b) $6.4 million in revenues caused by a decrease in scope and a shift in the scheduled timing of operations in Far East Russia. Overall vessel utilization increased to 62% during the nine months ended September 30, 2005 compared with 60% during the nine months ended September 30, 2004.

Operating expenses for our Marine Services segment for the nine months ended September 30, 2005 decreased $1.2 million, or .8%, to $150.3 million compared with $151.5 million for the nine months ended September 30, 2004. A net increase of $7.5 million in vessel-related expenses during the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 primarily resulted from: (a) higher fuel and labor costs arising from vessels chartered, at cost, by our Marine Services segment to our Puerto Rico and Caribbean Islands Service; and (b) overall increases in fuel costs due to increased fuel prices and higher utilization. These increases in vessel expenses were partially offset by a decrease in vessel maintenance and repairs due to fewer vessels being drydocked or receiving significant overhauls. A net decrease of $8.6 million in non-vessel expenses primarily resulted from: (a) a reduction in operating materials, contracted services, and payroll-related costs due to seasonal operations and changes in project work; and (b) an increase in property taxes and subcontracting costs due to higher tug volumes. Allocation of certain costs during 2004 arising from the settlement of certain asbestos-related claims resulted in a decrease of $1.2 million of insurance expenses in 2005 compared to 2004.
Depreciation and amortization for our Marine Services segment for the nine months ended September 30, 2005 decreased $.9 million, or 10.8%, to $7.4 million compared with $8.3 million for the nine months ended September 30, 2004. The decrease was the result of a reduction in depreciation caused by: (a) vessels classified as held for sale in 2004; (b) vessels sold; and (c) vessels fully depreciated in 2004.
Asset recoveries, net for our Marine Services segment for the nine months ended September 30, 2005 increased $2.2 million, or 55.0%, to a recovery of $6.2 million compared with $4.0 million for the nine months ended September 30, 2004. The gains for the nine months ended September 30, 2005 resulted from the sale of nine vessels and equipment. The gains for the nine months ended September 30, 2004 resulted from the sale of three vessels and equipment.
As a result, the operating income from our Marine Services segment for the nine months ended September 30, 2005 increased by $12.7 million to $13.3 million compared with $.6 million for the nine months ended September 30, 2004.
     Petroleum Services
Revenues from our Petroleum Services segment for the nine months ended September 30, 2005 increased $57.8 million, or 36.4%, to $216.4 million compared with $158.6 million for the nine months ended September 30, 2004. The increase was primarily attributable to an increase in revenues of: (a) $50.0 million generated by an increase in prices for and volumes of fuel sold directly by us and that was sold by Northland Fuel after we acquired it in September 2005; (b) $6.7 million generated by an increase in backhaul activity on the United States east coast. These increases were partially offset by a decrease in revenues of $1.9 million caused by a decrease in vessel utilization. Overall vessel utilization during the nine months ended September 30, 2005 decreased to 67% compared with 69% during the nine months ended September 30, 2004.
Operating expenses for our Petroleum Services segment for the nine months ended September 30, 2005 increased $2.9 million, or 4.1%, to $74.1 million compared with $71.2 million for the nine months ended September 30, 2004. Vessel and non-vessel-related expenses increased $2.2 million and $.6 million, respectively, during the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. Vessel-related expenses consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, port charges and related costs, and insurance.
Consolidated cost of fuel sold increased $47.6 million for the nine months ended September 30, 2005 to $111.7 million compared with $64.1 million for the nine months ended September 30, 2004. This increase was attributable to higher volumes and costs of fuel purchased by us for resale and fuel sold by Northland Fuel after we acquired it in September 2005.
Depreciation and amortization for our Petroleum Services segment for the nine months ended September 30, 2005 increased $1.4 million, or 12.3%, to $12.8 million compared with $11.4 million for the nine months ended September 30, 2004. The increase was primarily attributable to a $.6 million increase in dry-dock amortization for vessels and a $.8 million increase in depreciation. Dry-dock costs for six vessels were amortized during the nine months ended September 30, 2005 and four vessels during the nine months ended September 30, 2004. The increase in depreciation was a result of depreciation recorded on assets placed in service during 2005 and assets acquired as a result of the Northland Fuel acquisition during the third quarter of 2005.
Asset charges for our Petroleum Services segment for the nine months ended September 30, 2005 increased $5.0 million to a charge of $5.0 million compared with the nine months ended September 30, 2004. Asset charges for the nine months ended September 30, 2005 resulted from an impairment charge of $5.6 million attributed to a vessel that will be disposed of during the fourth quarter of 2005. This charge was partially offset by recoveries from the sale of equipment.
As a result, the operating income from our Petroleum Services segment for the nine months ended September 30, 2005 increased $1.0 million to $8.8 million compared with $7.8 for the nine months ended September 30, 2004.
Liquidity and Capital Resources
The Company’s ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make investments and to service debt. Management believes that cash flows from operations and available borrowings will provide sufficient working capital to fund the Company’s operating needs and to finance capital expenditures during the next twelve months.
In April 2005, the Company purchased a vessel for $9.5 million that was chartered by the Company pursuant to a time charter which was not scheduled to expire until 2009. As of the date of the purchase, the Company: (a) was released from its obligations under the time charter; and (b) is no longer obligated to pay the $32.0 million of time charter hire which, in the absence of the purchase of the vessel and the termination of the time charter, would have been payable between April 11, 2005 and 2009. On October 12, 2005, the Company approved the disposal of this vessel. The sales proceeds are estimated to be $4.0 million. The Company performed an impairment test on the recoverability of this vessel at September 30, 2005 in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company recorded an impairment charge of $5.6 million as a result of this evaluation. This vessel represents a component of the Company whose operations and cash flows will be eliminated from the ongoing operations of the Company as defined by SFAS 144. Accordingly, the operations and impairment charge of the vessel will be classified as discontinued operations beginning in the fourth quarter of 2005.
On September 6, 2005, the Company completed the acquisition of Northland Fuel, a refined petroleum products distribution business in Alaska. The purchase price was $94.5 million, net of cash acquired. The purchase price is subject to adjustment for a period of 90 days, as defined by the Purchase Agreement. The purchase price includes an accrual of an additional $2.1 million of estimated additional working capital due. The purchase price was paid by cash.
On October 1, 2005, the Company acquired the membership interest of Titan Marine LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively “Titan”), a worldwide marine salvage and marine wreck removal business, for a total purchase price of $17.5 million. The purchase price is comprised of $12.5 million of cash and a $5.0 million promissory note. The promissory note is payable in five annual installments of $1.0 million plus interest at the Citibank prime interest rate. In addition, the sellers are to be paid an earn-out for five years based on financial performance as defined by the purchase agreement.
As a result of the acquisition of Northland Fuel and the seasonality of the Company’s Marine Services and Petroleum Services segments, the Company’s working capital has decreased $59.6 million to $104.0 million at September 30, 2005 from $163.6 million at December 31, 2004. The most significant changes in working capital are increases of $41.9 million in Receivables, net, $45.4 million in Inventory and $51.3 million in Accounts Payable and Accrued Expenses and a decrease in Cash and Cash Equivalents of $92.9 million. As a result of this decrease in working capital, the Company has borrowed $20.0 million under its Revolving Credit Agreement as of September 30, 2005.
Financial Condition as of September 30, 2005
The Company generated $79.9 million of cash from continuing operations during the nine month period ended September 30, 2005. Net income from continuing operations before income taxes and depreciation and amortization expense and provided $82.5 million of cash. Additional cash from operations was used to fund increased working capital requirements.
The Company used $167.3 million of cash for investing activities from continuing operations during the nine month period ended September 30, 2005. The Company has paid $92.4 million, net of cash acquired for the purchase of Northland Fuel. The Company expended $81.4 million for the construction of vessels and the purchase of equipment. Proceeds of $24.4 million were received from asset dispositions. Dry-docking costs of $9.3 million were incurred for six vessels during the nine month period ended September 30, 2005. During 2005, the Company deposited $8.4 million of restricted funds to be used for equipment purchases and the operation of certain managed vessels.
The Company used cash of $5.3 million in financing activities from continuing operations during the nine month period ended September 30, 2005 for the following purposes: (a) $22.5 million for scheduled principal payments of the Company’s debt; (b) $1.6 million for the payment of preferred stock dividends; and (c) $1.2 million for the retirement of the Company’s stock. As of

September 30, 2005, the Company has borrowed $20.0 million against its Revolving Credit Agreement for working capital purposes. During the second quarter of 2005, the Company issued $1.4 million of common stock to an Employee Stock Ownership Plan (“ESOP”), the proceeds of which were funded by a $1.4 million loan by the Company to the ESOP.
Off-Balance Sheet Arrangements
As of September 30, 2005, the Company did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Securities and Exchange Commission Regulation S-K.
Capital Resources
The Company has executed agreements totaling approximately $43.4 million to purchase certain equipment and a vessel which is expected to be delivered during 2005 and 2006.
During 2004, the Company entered into a contract for the construction of two articulated tug/barge units at an aggregate cost of approximately $85.4 million (including the cost of owner furnished equipment). Both units are currently under construction and expected to be delivered in 2006.
During the third quarter of 2005, the Company entered into a contract for the construction of four articulated tug/barge units at an aggregate cost of approximately $190.0 million (including the cost of owner furnished equipment). The units are currently under construction and expected to be delivered in 2007 and 2008.
Approximately $67.5 million has been spent pursuant to these agreements as of September 30, 2005.
Except for these transactions, no material change occurred during the nine months ended September 30, 2005 with respect to our previously disclosed contractual obligations and commitments.
On August 25, 2005, the Superior Court for the State of Alaska, Second Judicial District at Nome, ordered the approval of a Consent Decree with the State of Alaska which settled the lawsuit filed by the Alaska Attorney General against the Company and the sellers of Northland Fuel. As a result, the purchase of Northland Fuel closed on September 6, 2005.
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
Fluctuation of fuel prices
Economic and political factors can affect fuel prices. The Company’s operations may be positively or adversely impacted due to our ability to pass these changes in fuel prices to our customers. The extent of such impact also is affected by timing differences between when we pay for higher or lower fuel prices and when our customers bear changes in the price of fuel purchased by them.
The cost of fuel represents a significant cost to the Company’s operations. Fuel expense, excluding the cost of fuel sold to customers, represented approximately 11.4% and 8.0% of consolidated operating expenses for the nine months ended September 30, 2005 and 2004, respectively. In certain cases the Company’s operating segments are able to pass these increased fuel costs to its customers in the form of: (1) bunker surcharges as agreed to in customer contracts or in published tariffs; (2) as a direct pass through as defined in the time charter agreements of vessels; and (3) adjustments to contracts as negotiated with customers. In other cases, the increased cost is borne by the Company.
Fuel purchased by our Petroleum Services segment for resale is purchased at market prices and resold as market prices plus a fixed margin.
Marine Services are frequently provided for discrete projects
Marine Services frequently provides many of its services in response to discrete customer projects or in response to emergency conditions and its contracts are generally short-term, usually terminating within one year. Accordingly, customers who account for a significant portion of revenues and operating income in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years.
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
Petroleum Services deploys a number of vessels which, in their present condition, will not be permitted to carry petroleum products in United States waters as of certain dates occurring over the next ten years
In the event that the Company is not able to replace or rebuild those vessels which it currently uses to carry petroleum products, it could become impossible for Petroleum Services to continue to transport petroleum products at current levels for its current customers between ports in the United States. Should this occur, it could have a substantial negative impact on the profitability of Petroleum Services.
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
The Company is a defendant in numerous asbestos-related lawsuits
The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See “Part II — Other Information - Item 1. Legal Proceedings” and Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I – Financial Information — Item 1. Financial Statements”. Additional litigation relating to these matters may be commenced in the future. While it is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.
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
The Company is heavily dependent on unionized labor
The Company’s operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At September 30, 2005, approximately 61% of the Company’s employees were members of unions. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition.
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
There are certain risks associated with our international operations
Substantial amounts of our revenues are derived from our foreign operations. (See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I – Financial Information - Item 1. Financial Statements”.) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.
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

Mr. Crowley can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests
As of October 31, 2005, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 65.3% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 78.2% of the total votes attributable to our outstanding voting stock as of October 31, 2005. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley’s stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:
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
On December 23, 2003, the Company and Mr. Crowley entered into an agreement terminating and settling the parties’ obligations under the 1992 Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Mr. Crowley repaid to the Company $7.5 million, which represented the total amount of premiums paid by the Company under the 1992 Agreement, and Mr. Crowley relinquished all of his rights under the 1992 Agreement. In return, the Company agreed to pay Mr. Crowley an amount equal to the interest payable by him on financing he arranged to repay the Company plus applicable taxes. The Company also suspended its premium payments under the 1998 Agreement because of the possibility that such payments also could be treated as an extension of credit prohibited by the Sarbanes-Oxley Act. Since July 2002, the Company has not paid any premiums under the 1998 Agreement. Rather, premiums have been paid out of the cash surrender value of the underlying policies. Thus, while the Company has ceased performing its obligations under the 1998 Agreement, the underlying policies remain in force and are pledged as security to repay to the Company the premiums it paid under the 1998 Agreement through July 2002.
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
There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The statements contained in Exhibit 31.1 and Exhibit 31.2 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     General Litigation
In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2005, cannot be ascertained. While these matters could affect our operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below in this “Item 1. Legal Proceedings.”) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.
     Litigation Involving Directors
A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants have pursued a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of the Crowley family by allegedly expending corporate funds improperly. The plaintiffs seek damages and other relief. On February 25, 2005, the Company and the director defendants filed a motion with the Court seeking dismissal of the lawsuit. On April 6, 2005, the plaintiffs filed with the Court an answering brief in opposition to this motion. On May 6, 2005, the Company and the director defendants filed a further brief with the Court. On September 30, 2005, the Court held a hearing and requested additional briefing on several issues from the plaintiff and the Company. The Company filed its additional brief on October 24, 2005. The Company believes that the lawsuit is without merit.
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
In addition, the Company is a defendant in approximately 99 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York.

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
At September 30, 2005, the Company has accrued $2.8 million as its best estimate of the potential liability and recorded a receivable from its insurance companies of $1.1 million related to the asbestos litigation described above.
The Company became aware of asbestos related litigation involving certain cases filed in Northern California during the first quarter of 2004. These claims were settled in late May 2004. The Company expensed $2.1 million and $4.2 million related to this litigation in the first and second quarters of 2004, respectively. Although no insurance receivable has been recorded on these claims, the Company is aggressively pursuing reimbursement from certain insurance companies. In October 2004, the Company submitted demand letters to certain insurance underwriters for settlement amounts and defense costs paid and in November 2004, the Company filed suit against the insurance underwriters. The case is currently in discovery.
While it is not feasible to accurately predict or determine the ultimate outcome of all pending investigations and legal proceedings relating to asbestos or toxic substances or provide reasonable ranges of potential losses with respect to these matters, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of these cases could have a material adverse affect on the Company’s consolidated financial condition, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan (the “RSP”), which held 8,711 shares of our common stock at September 30, 2005, all of which are fully vested. Distributions of shares allocated to RSP participants are made as soon as practicable following the participant’s death, disability retirement or termination of Company employment after attainment of age 65. All other participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution consisting of shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of common stock are subject to the Company’s right to repurchase them for cash equal to their fair market value (based on a non-marketable minority basis), determined as of the calendar year-end that coincides with or immediately precedes the date of distributions.
The Company also sponsors the Stock Savings Plan (the “SSP”), a profit sharing plan which held 4,184 shares of our common stock at September 30, 2005, all of which are fully vested. Participants in the SSP have the option to sell their stock to the Company at the common stock’s marketable fair value (based on a marketable minority interest basis), determined by an independent appraisal as of the preceding calendar year-end, upon retirement, death or after a break in service.
A summary of the shares purchased by the Company from the RSP and SSP in the third quarter of 2005 is as follows:

			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or Units) Purchased	Approximate Dollar Value) of
	of Shares (or	Price Paid	as part of Publicly	Shares (or Units) that May Yet Be
	Units)	per Share (or	Announced	Purchased Under the Plans
Period	Purchased	Unit)	Plans or Programs	or Programs
July 1 - 31, 2005	146	$1,282.00	N/A	N/A
August 1 - 31, 2005	133	1,572.53	N/A	N/A
September 1 - 30, 2005	88	1,415.30	N/A	N/A
Certain of the Company’s financing agreements contain restrictive covenants which require, among other things, annual maintenance of working capital that is equal to or greater than 50% of the total of charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital for 2005 is $41.9 million. Although the Company is restricted from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period so long as the combined cost does not exceed $10 million. At September 30, 2005, the Company was in compliance with all covenants under its financing and leasing arrangements.
Item 6. Exhibits.

Exhibit
Number	Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation (1)

3.3	Restated Certificate of Incorporation of Crowley Maritime Corporation (1)

3.4	Restated By-Laws of Crowley Maritime Corporation (1)

Exhibit
Number	Description

10.1	Vessel Construction Contract entered into as of August 23, 2005, by and between VT Halter Marine, Inc. and Vessel Management Services, Inc. (2)

10.2	Amendment No. 1 to Asset Purchase Agreement between Crowley Marine Services, Inc. and Yutana Barge Lines, LLC (2)

11	Statement regarding computation of per share earnings (3)

31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)

31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form 10 filed April 1, 2002.

(2)	Certain exhibits to this document have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(3)	See Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I – Financial Information — Item 1. Financial Statements” of this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWLEY MARITIME CORPORATION (Registrant)
November 10, 2005	By:	/s/ John C. Calvin
John C. Calvin
Senior Vice President and Controller (Duly Authorized Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation (1)

3.3	Restated Certificate of Incorporation of Crowley Maritime Corporation (1)

3.4	Restated By-Laws of Crowley Maritime Corporation (1)

10.1	Vessel Construction Contract entered into as of August 23, 2005, by and between VT Halter Marine, Inc. and Vessel Management Services, Inc. (2)

10.2	Amendment No. 1 to Asset Purchase Agreement between Crowley Marine Services, Inc. and Yutana Barge Lines, LLC (2)

11	Statement regarding computation of per share earnings (3)

31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)

31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form 10 filed April 1, 2002.

(2)	Certain exhibits to this document have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(3)	See Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I – Financial Information — Item 1. Financial Statements” of this Form 10-Q.