Form 10-K
period 2005-12-31
CROWLEY MARITIME CORP
filed 2006-03-17
CIK 1130194

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  [ ] Yes     [X] No

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  [ ] Yes     [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes      [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):
   Large accelerated filer [ ]     Accelerated filer [ ]     Non-accelerated
                                   filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  [ ] Yes     [X] No

     The aggregate market value of the shares of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005, was $35,763,000 (based upon $1,300 per share being the average of the closing bid and asked price on June 30, 2005, as reported in the Pink Sheets).

     As of March 10, 2006, 88,813 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be used by the registrant in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CROWLEY MARITIME CORPORATION

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.
          Business....................................................    2
          Executive Officers of the Registrant........................   15
Item 1A.
          Risk Factors................................................   15
Item 1B.
          Unresolved Staff Comments...................................   20
Item 2.
          Properties..................................................   20
Item 3.
          Legal Proceedings...........................................   21
Item 4.
          Submission of Matters to a Vote of Security Holders.........   23

                                  PART II
Item 5.
          Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........   23
Item 6.
          Selected Financial Data.....................................   24
Item 7.
          Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   26
Item 7A.
          Quantitative and Qualitative Disclosures About Market
          Risk........................................................   45
Item 8.
          Financial Statements and Supplementary Data.................   47
Item 9.
          Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   84
Item 9A.
          Controls and Procedures.....................................   84
Item 9B.
          Other Information...........................................   84

                                  PART III
Item 10.
          Directors and Executive Officers of the Registrant..........   84
Item 11.
          Executive Compensation......................................   85
Item 12.
          Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   85
Item 13.
          Certain Relationships and Related Transactions..............   85
Item 14.
          Principal Accounting Fees and Services......................   85

                                  PART IV
Item 15.
          Exhibits, Financial Statement Schedules.....................   85
SIGNATURES............................................................   90
EXHIBIT INDEX.........................................................   92

     Certain statements in this Form 10-K and its Exhibits ("Form 10-K") constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be," "expects," "may affect," "anticipates," "may depend," "believes," "estimates," "plans," "projects" and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements, which reflect our expectations based on currently available information, are subject to various known and unknown risks and uncertainties and Crowley Maritime Corporation (the "Company") cautions that any forward-looking information provided by or on behalf of the Company is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond the Company's control.

     In addition to those risks discussed under "Item 1A. Risk Factors" and in the Company's other filings with the Securities and Exchange Commission (the "SEC"), press releases and public statements by the Company's management, factors that may cause the Company's actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward-looking statements include:

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

     - the impact on the Company's business and financial condition of recent and future: (a) acquisitions by the Company; and (b) joint ventures to which the Company is or may become a party;

     - fluctuations in fuel prices and the Company's ability to pass on increases in fuel costs to its customers;

     - the Company's ongoing need to be timely in replacing or rebuilding certain of its tankers and barges currently used to carry petroleum products in its Petroleum Services and carry equipment (such as containers, trailers and chassis) in its Liner Services;

     - competition for the Company's services in the various markets in which it operates;

     - risks affecting the Company's ability to operate its vessels or carry out scheduled voyages, such as catastrophic marine disaster, adverse weather and sea conditions, and oil, chemical and other hazardous substance spills;

     - the effect of pending asbestos or other toxic tort related litigation and related investigations and proceedings;

     - the state of relations between the Company and its unionized work force as well as the effects of possible strikes or other related job actions; and

     - risks associated with the Company's foreign operations.

All such forward-looking statements are current only as of the date on which such statements were made.

     The Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

     Readers should carefully review this Form 10-K in its entirety, including, but not limited to, Crowley Maritime Corporation's consolidated financial statements and the notes thereto.

                                     PART I

ITEM 1.  BUSINESS.

     Unless otherwise noted, references to "the Company", "we", "our" or "us" means Crowley Maritime Corporation, a Delaware corporation, and its subsidiaries. Our principal executive offices are located at 155 Grand Avenue, Oakland, California 94612, and our telephone number is (510) 251-7500. The Company's web site is http://www.crowley.com. Information contained on the Company's web site is not a part of this Form 10-K.

COMPANY OVERVIEW

     We provide diversified transportation services in domestic and international markets. We also provide fuel transportation and distribution services domestically. Our primary operations are located in the continental United States, Alaska, Puerto Rico, Mexico, Central America, the Caribbean Islands, Russia, and other international markets. Effective July 1, 2005, the Company implemented a corporate reorganization. As a result of this reorganization, the Company reevaluated its operating segments and reporting segments and retroactively changed them to be aligned with the Company's new structure. The Company now has four reporting segments: Liner Services; Logistics Services; Marine Services; and Petroleum Services.

     - Liner Services provides ocean transportation services between designated ports, as well as a broad range of cargo transportation services including the carriage of containers, trailers, vehicles and oversized cargo.

     - Logistics Services provides freight forwarding, ocean transportation services, airfreight services, warehousing and distribution services, customs clearance, trucking and other logistics optimization activities intended to create efficiencies in the carriage of goods for third parties.

     - Marine Services provides ship assist and escort services (including ship assist, tanker escort, docking and related services, fire fighting, emergency towing and oil spill response) and specialized services on a worldwide basis to companies engaged in the exploration, production and distribution of oil and gas. In addition, Marine Services also provides worldwide marine salvage and marine wreck removal services as well as vessel management services to third parties.

     - Petroleum Services transports crude oil, petroleum products and chemicals among ports on the east and west coasts of the United States, Alaska, and the Gulf of Mexico. Petroleum Services also operates a refined petroleum products distribution business in Alaska which utilizes, among other things, owned or leased tank farms, fuel distribution centers, gas stations and retail delivery. Petroleum Services also provides vessel management services to third parties.

     The Company supports all four of its segments by providing corporate services, supervising construction of new vessels and owning vessels which are chartered for use in our Liner Services, Marine Services and Petroleum Services segments. The Company arranges most of the insurance required for its operations through its captive insurance company.

     The Company employs approximately 4,300 people and provides its services using a fleet of more than 280 vessels, consisting of RO/RO (roll on roll off) vessels, LO/LO (lift on lift off) vessels, tankers, tugs and barges. Our land-based facilities and equipment include terminals and container yards, warehouses, tank farms, office buildings, gas stations, trucks, trailers, containers, chassis and other specialized vehicles.

     The grandfather of our current President, Mr. Thomas B. Crowley, Jr., began our business in the San Francisco Bay in 1892. The business was incorporated in the State of Delaware as "Crowley Maritime Corporation" on December 1, 1972. The present structure, in which the Company is a holding company for our lines of businesses, was put in place in 1992.

     The Company is predominantly owned by certain members of the Crowley family and Company employees and its shares do not trade on any national securities exchange or in any established trading market.

See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and "Item 1A. Risk Factors."

     The following table lists the Company's owned, chartered and managed vessels as of December 31, 2005:

                                                                 NUMBER
CLASS OF VESSEL                                                OF VESSELS
---------------                                                ----------
OWNED VESSELS
  Tank Ships................................................        2
  580' Barges...............................................        4
  730' Barges...............................................        5
  Integrated Tug/Barge units................................        2
  Articulated Tug/Barge units...............................        4
  Offshore Tugs.............................................       54
  Tractor Tugs..............................................       15
  River Tugs................................................       28
  1,000-5,999 DWT Barges....................................       46
  6,000-20,000 DWT Barges...................................       27
  Miscellaneous Barges......................................        3
                                                                  ---
                                                                  190
CHARTERED VESSELS
  Oil Spill Recovery........................................       56
  LO/LO Ships...............................................        6
  RO/RO Ships...............................................       10
  Miscellaneous Barges......................................        1
                                                                  ---
                                                                   73
MANAGED VESSELS.............................................       23
                                                                  ---
TOTAL VESSELS...............................................      286
                                                                  ===

     From time to time, the Company may transfer vessels between the Company's segments to meet changing business needs. Specifically, the Marine Services and Petroleum Services use tugs and barges for their operations which, depending upon market conditions, may be shifted and redeployed by the Company among different geographical locations. It is the Company's practice to regularly monitor the demands for the services of each of these segments and to transfer tugs and barges among them based upon prevailing market conditions.

     For additional information about the Company's segments, see "Item 1. Business -- Liner Services", "Item 1. Business -- Logistics Services", "Item 1. Business -- Marine Services", and "Item 1. Business -- Petroleum Services" below. For segment financial information concerning our revenues, operating income and long-lived assets, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 23 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

LINER SERVICES

     Liner Services provides scheduled marine transportation services between designated ports for the carriage of cargo, including containers, trailers, vehicles and oversized cargo. At December 31, 2005, Liner Services provided service to the territory of Puerto Rico and approximately 19 countries in the Caribbean and Central America with 37 ocean going ships, tugs and barges capable of carrying approximately 12,800 twenty foot equivalent units ("TEUs"). Liner Services owns or leases approximately 45,000 pieces of intermodal equipment which includes containers, trailers and chassis.

                 THE PUERTO RICO AND CARIBBEAN ISLANDS SERVICE

     Our Puerto Rico and Caribbean Islands service provides scheduled liner services between:

     - ports in the United States North Atlantic and ports in Puerto Rico; and

     - ports in the United States South Atlantic and ports in Puerto Rico, U.S. Virgin Islands, certain Caribbean Islands and the Bahamas.

     The Puerto Rico service uses 9 triple-deck RO/RO barges. 5 of these barges are 730 feet in length, with an average capacity of 924 TEUs. The remaining 4 barges are 580 feet in length with an average capacity of 617 TEUs. The 9 barges are towed by a fleet of 10 offshore tugs owned by us. This service also uses 2 barges which serve as additional dock space. Departures are normally scheduled three or four times a week from Jacksonville, Florida and once a week from Pennsauken, New Jersey.

     The Caribbean Islands service calls on two ports in the Virgin Islands and three other ports in the Caribbean with 2 time chartered LO/LO vessels. The average capacity of these vessels is 530 TEUs. Departures are scheduled from Jacksonville and Port Everglades, Florida once a week. This service also provides service to various other ports through connecting carriers.

     The Bahamas service uses 1 time chartered LO/LO vessel offering a capacity of approximately 408 TEUs each week. This service has two scheduled departures a week from Jacksonville and Port Everglades, Florida to Nassau, Bahamas.

     While the time charters for the vessels used in the services described above expire in 2006, vessels of this type chartered by the Company have been readily available and we do not believe that it will be difficult to charter new vessels or renew the existing charters.

                           THE LATIN AMERICA SERVICE

     Our Latin America Service provides scheduled liner services between:

     - ports in the United States South Atlantic and ports in the Northern Zone of Central America, the Southern Zone of Central America, the Dominican Republic, Haiti, and Cuba; and

     - ports in the Gulf of Mexico and ports in the Northern Zone of Central America.

     The United States South Atlantic to the Northern Zone of Central America service deploys 4 time chartered RO/RO vessels with an average capacity of 308 TEUs. This service has four weekly sailings between Port Everglades, Florida and ports in Guatemala and Honduras with overland services to Nicaragua and El Salvador.

     The United States South Atlantic to the Southern Zone of Central America service deploys 3 time chartered RO/RO vessels with an average capacity of 360 TEUs that provides weekly service between Port Everglades, Florida and Costa Rica, Panama and Guatemala.

     The United States South Atlantic to the Dominican Republic and Haiti service deploys 2 time chartered LO/LO vessels with an average capacity of 307 TEUs. This service has one sailing a week between Port Everglades, Florida and ports in the Dominican Republic and Haiti and one sailing a week between Port Everglades, Florida and the Dominican Republic.

     The United States South Atlantic to Cuba service deploys 1 time chartered LO/LO vessel with a capacity of 70 TEUs. The service has one sailing a week from Jacksonville, Florida to Havana, Cuba.

     The Gulf of Mexico to the Northern Zone of Central America service deploys 3 time chartered RO/RO vessels, with an average capacity of 325 TEUs. This service has three weekly sailings from Gulfport, Mississippi to Honduras and Guatemala with overland services to Nicaragua and El Salvador.

     While the time charters for the vessels used in the services described above expire between 2006 and 2008, vessels of this type chartered by the Company have been readily available and we do not believe that it will be difficult to charter new vessels or renew the existing charters.

     At December 31, 2005, Liner Services owned or leased, on a long-term basis, marine terminals and container yards in the locations listed in the table below. In those ports where the Company does not own or lease terminals or container yards it utilizes common use terminals.

                      MARINE TERMINALS AND CONTAINER YARDS

LOCATION                                                      ACRES
--------                                                      -----
Jacksonville, Florida.......................................  89.0
San Juan, Puerto Rico.......................................  79.0
Port Everglades, Florida....................................  68.5
Pennsauken, New Jersey......................................  59.0
Panama City, Panama.........................................   9.6
San Pedro Sula, Honduras....................................   7.9
Limon, Costa Rica...........................................   7.0
Guatemala City, Guatemala...................................   6.8
St. Thomas, Virgin Islands..................................   5.0
Tegucigalpa, Honduras.......................................   4.4
San Salvador, El Salvador...................................   3.6
Puerto Cortez, Honduras.....................................   3.6
Soyapango, El Salvador......................................   3.1
Heredia, Costa Rica.........................................   2.8
Santo Tomas, Guatemala......................................   1.4

LOGISTICS SERVICES

     Logistics Services performs transportation management and special cargo handling services through its offices in the United States, Panama, Costa Rica, Honduras, Guatemala, El Salvador and throughout the world with its network of agents. These services include:

     - freight forwarding, ocean transportation and airfreight to points throughout the world;

     - warehousing and distribution services, customs clearance and trucking within the United States and Central America; and

     - full package activities intended to create efficiencies in the carriage of goods.

     Logistics Services leases warehouse and distribution space in several locations in Central America and the United States, as listed in the table below.

                        WAREHOUSE AND DISTRIBUTION SPACE

LOCATION                                                      SQUARE FEET
--------                                                      -----------
Miami, Florida..............................................    147,850
Guatemala City, Guatemala...................................     73,930
Jacksonville, Florida.......................................     52,000
Las Cumbres, Panama.........................................     32,293
Export Salva, El Salvador...................................     24,582
Buena Vista, Honduras.......................................     20,659
Mixco, Guatemala............................................     12,917

MARINE SERVICES

     Marine Services provides a wide array of services on a worldwide basis. Marine Services maintains a fleet of 163 vessels over a large geographic area in order to respond quickly to a variety of situations. Included in its fleet are:
(a) 55 tugs ranging in length from 85 feet to 150 feet with between 470 and 10,192 brake horsepower; (b) 88 barges varying in size, capacity and capability, including flat deck barges designed for the carriage of heavy loads; and (c) 3 crewboats. The flat deck barges are unmanned and require the use of our tugs to be moved between job locations. Marine Services occupies approximately 15 acres of shore side terminals located in Seattle, Washington. It also provides vessel management services for 17 vessels belonging to third parties, including 5 container vessels owned by commercial companies and 12 vessels owned by the United States government.

     Marine Services provides specialized services to companies engaged, on a worldwide basis, in the exploration, production and distribution of oil and gas. Areas of operation extend from Prudhoe Bay, Alaska to Pedernales, Venezuela and west to the Russian Far East. These services are provided through specialized marine transportation projects utilizing assets either owned or chartered by the Company.

     In addition, Marine Services offers turnkey project management for major infrastructure projects and logistics and inventory control services for the oil and gas industry. Past projects range from the delivery of oversized modules for oil and gas exploration and production in Africa, Asia and the Americas in 2005 to sea lifting supplies to Alaska for the Trans-Alaska oil pipeline in 2004.

     On October 1, 2005, the Company acquired Titan Maritime LLC and certain assets of Titan Maritime Industries Inc., Karlissa Associates and Marine Equipment Corp. (collectively "Titan"), a worldwide marine salvage and marine wreck removal business for a purchase price of $17.7 million, net of cash acquired. The acquisition of Titan expands the Company's marine salvage and marine wreck removal business domestically and into international markets. For further information, see Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." A portion of Titan's marine salvage and wreck removal business is conducted under a Lloyd's Standard Form of Salvage Agreement ("LOF") on a no cure, no pay basis. The time period to settle these contracts, once the salvage or wreck has been cured, can take between six months and two years. For additional information see the Salvage Revenue Recognition critical accounting policy in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Marine Services also provides ship assist, tanker escort, docking and related services in Oakland, San Diego, Los Angeles and Long Beach, California, Puget Sound, Washington and Valdez, Alaska. In addition to providing ship assist and escort services, the tugs and barges based in Valdez, Alaska are also capable of providing fire fighting and oil spill response services and are predominantly used for these services. The tugs operating in Oakland, San Diego, Los Angeles and Long Beach, California and Puget Sound, Washington primarily provide assistance to large tankers and container vessels as they enter and depart from west coast harbors. The tugs used for ship assist and escort services generally employ three to six crew members and are available 24 hours a day, seven days a week to respond to calls for their services.

     We currently provide various marine services to the Alyeska Pipeline Service Company ("Alyeska") pursuant to a long-term Master Time Charter as Amended and Restated on January 1, 1999 (the "Master Time Charter") and other related agreements. Alyeska is agent for the owners of the Trans-Alaska Pipeline. Our relationship with Alyeska began in the early 1970s during construction of the Trans-Alaska Pipeline and we have had formal agreements with Alyeska since approximately 1991. Under the Master Time Charter, Alyeska may, pursuant to individual charter orders which set forth the specific terms and conditions of each time charter, time charter from us vessels either owned by us or chartered from third parties, as required to provide tanker escort and docking services, emergency response in the event of an actual or potential pollution incident, firefighting and other related services needed by those oil companies which transport crude oil by tanker from Alaska to the continental United States. We operate each of the vessels chartered to Alyeska. Under our agreements with Alyeska, we also provide certain oil companies with various shore-side services. As of December 31, 2005, 17 vessels owned by us, consisting of 10 tugs, 2 line boats and 5 barges, are under time charter to Alyeska. The tugs currently chartered to Alyeska are also capable of providing fire fighting and oil spill response services.

     We currently bareboat charter from Prince William Sound Corporation 8 vessels and 48 mini-barges, which are time chartered by us to Alyeska for oil spill, oil recovery and emergency response services. A number of these vessels are on standby throughout Prince William Sound solely for emergency response to oil spills. Unlike the vessels that we own, the vessels owned by Prince William Sound Corporation may only be used by Alyeska, unless authorized by Alyeska for third-party use.

     Our tugs, line boats and barges chartered to Alyeska are capable of performing similar services for other companies in other locations and, in the event that Alyeska decided that it did not require some or all of these vessels for its operations in Alaska, the Company believes that it could redeploy the vessels not required by Alyeska to other locations.

     Marine Services also provides vessel management services to third parties with vessels that operate throughout the world.

PETROLEUM SERVICES

     The oil, chemical and petrochemical industries based in the United States require various forms of transportation to supply them with the raw materials required for their plants and to distribute their finished products. While companies engaged in these industries deploy numerous forms of transportation, including trucks, railroads and pipelines, certain distribution patterns and requirements make the use of ocean going vessels the most efficient means of transportation. The ocean going vessels used by Petroleum Services consist of tugs, barges (including articulated and integrated tug/barges) and tankers. In each case, the vessels are made of steel and contain a series of tanks, valves, pumps, generators and other equipment required for the carriage of liquid cargoes. All of our barges (including articulated and integrated tug/barges) and tankers are equipped with pumps which are capable of discharging the cargoes which have been loaded by shore based facilities.

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

     Petroleum Services operates numerous vessels used for the carriage of crude oil, petroleum products and chemicals including: (a) 4 articulated tug/barge units with capacities of up to approximately 19,650 long tons; (b) 2 integrated tug/barge units with capacities of up to approximately 46,000 long tons; (c) 2 tankers; and (d) 43 petroleum barges with capacities of up to 16,550 long tons which are primarily towed by 29 tugs owned by us. The tankers, barges and other specially designed vessels carry crude oil, petroleum products and chemicals:
(a) among refineries and storage terminals on the East Coast and West Coast of the United States, the Gulf of Mexico and Alaska; and (b) among ports in Puerto Rico and the Gulf of Mexico. In addition, Petroleum Services provides vessel management services for 6 ready-reserve vessels owned by the United States government.

     Petroleum Services uses 4 articulated tug/barge units. Unlike our oil barges which are towed by steel cables connected to tugs, our articulated tug/barge units are powered by specially designed tug boats which, through mechanical connections utilize two large cylindrical pins to connect to special fittings located in notches at the rear of their respective barges. Although the connection between these specially designed tugs and barges is not permanent and the tugs may operate independently of their barges, once the connection has been made, the tug and barge operate as a single unified vessel. Our articulated tug/barge units employ a crew of eight and are capable of operating at speeds of up to 12 knots and carrying 155,000 barrels of refined products. We are currently constructing 6 new articulated tug/barge units which will be capable of carrying 185,000 barrels of refined product. These new units will utilize a design similar to the design used for the 4 units discussed above.

     Our 2 integrated tug/barge units are powered by diesel engines and are capable of propelling themselves at speeds of up to 14 knots. Our 2 tankers are powered by steam turbine propulsion systems and are capable of propelling themselves at speeds of up to approximately 15 knots. Our tankers and integrated tug/barge units are equipped with living quarters for their crew members. Our tankers typically employ a crew of approximately 28. Our integrated tug/barge units typically employ a crew of approximately 18. Our tankers and integrated tug/barge units used for the carriage of petroleum products are capable of carrying up to eleven types of cargo simultaneously.

     Petroleum Services also owns and/or operates tank farms in Alaska. A number of our oil barges are used to carry petroleum products purchased for our account to and among various Alaskan ports. Many of these barges also carry, together with the product owned by us, product owned by third parties. The fuel which is purchased by us and carried aboard our barges is sold directly from our vessels and tank farms to customers in Alaska who are the ultimate consumers.

     On September 6, 2005, the Company acquired all of the stock of Service Oil and Gas, Inc. and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively "Northland Fuel") for a purchase price of $91.6 million, net of cash acquired. Northland Fuel operates a refined products distribution business in Alaska. The acquisition of Northland Fuel complements the Company's existing business engaged in the transportation, distribution and sale of fuel in Alaska. For further information, see Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

     At December 31, 2005, Petroleum Services owned or operated tank farms in the locations listed in the table below.

                               ALASKA TANK FARMS

LOCATION                                                      STORAGE CAPACITY
--------                                                      ----------------
                                                                (IN BARRELS)
Bethel......................................................      370,054
Kotzebue....................................................      155,000
Nome........................................................      115,000
Captain's Bay...............................................       60,000
St. Michael.................................................       35,976
Galena......................................................       28,114
Nenana......................................................       26,483
Fort Yukon..................................................       17,575
Aniak.......................................................       15,460
St. Mary's..................................................       12,314
Hooper Bay..................................................       12,285
McGrath.....................................................        8,988
Iliamna.....................................................        6,148
Glennallen..................................................        4,667
Delta Junction..............................................        2,810
Valdez......................................................        2,619
Parks Highway...............................................        2,286
Palmer......................................................        1,857
Talkeetna...................................................        1,786
Kenai.......................................................          857
Fairbanks...................................................          714
Anchorage...................................................          429

     In addition, Petroleum Services operates retail gas stations in Alaska with a combined capacity of approximately 2,600 barrels of fuel.

     In November 2005, Petroleum Services sold a vessel that represented a component of the Company, as defined in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations of this vessel have been classified as discontinued operations in the Consolidated Financial Statements. For further information, see Note 4 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

     On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and EV-JO, Inc. (collectively "CDI"), a fuel distribution business in Alaska, for $5.1 million cash. The acquisition of CDI further expands the Company's Alaskan fuel distribution business. The operation of CDI will be included in the Company's Consolidated Statement of Operations, within the Petroleum Services segment, commencing January 1, 2006.

CORPORATE SERVICES

     Corporate services include supervising the construction of new vessels, providing engineering services internally, owning vessels which are chartered by our operating lines of business and providing insurance coverage. The Company's risk management and insurance program is structured to allow it to self-insure a variety of predictable claims based on historical loss/claim experience and to insure more significant claims through Beacon Insurance Company Ltd., which is a wholly owned captive insurance subsidiary. Beacon Insurance Company Ltd. retains a layer of risk/losses and purchases reinsurance in the international insurance markets to cover catastrophic casualties and a multiple of major claims. In addition, the program is structured to ensure compliance with federal, state and local insurance regulations. Corporate services also provides accounting, legal, human resources, information technology and purchasing support.

SEASONALITY

     Revenues generated by our Puerto Rico and the Caribbean Islands Liner Services and Logistics Services have historically increased during the latter part of the third quarter and the early part of the fourth quarter of each year in anticipation of increased holiday sales by our customers, and have declined during the first quarter of each year. Revenues generated by our Latin America Liner Services are generally not affected by seasonal factors.

     The carriage of chemicals and petroleum products by the vessels used by Petroleum Services usually experiences a slight downturn during the summer months because of customer inventory adjustments and refinery shutdowns. The revenues of the transportation and distribution activities of Petroleum Services historically increase during the second and third quarters of each year and decline during the first and fourth quarters. It is our practice to redeploy those barges which cannot be used in Alaska during the first and fourth quarters of each year to other areas in which operations are not restricted by weather conditions.

     While the activities and related revenues of Marine Services conducted in Alaska and Russia tend to increase during the second and third quarters of each year and decline during the first and fourth quarters, most of the other services provided by Marine Services are generally not affected by seasonal factors.

     For quarterly financial information concerning our revenues, operating income, net income and earnings per share, see Note 24 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

     While Marine Services derives a material amount of its revenues from a group of contracts with Alyeska, these revenues are not a material source of revenue for the Company. In the event that Alyeska decided not to renew a substantial number of these contracts and the Company was not able to successfully redeploy the vessels used for these contracts to other locations, the decision by Alyeska could have a material adverse effect on the operating results of Marine Services.

     No material portion of the Company's business is subject to renegotiation of profits by the United States government or termination of contracts or subcontracts at the election of the United States government.

COMPETITION

     The competition faced by our segments is intense. The principal methods of competition in the Company's business are service, price, experience, reputation and quality of equipment. The Company believes that its pricing is competitive and that the quality of its services, experience and equipment is among the highest in the industry. A number of our competitors have financial resources and operating staffs substantially larger than those of the Company and, from time to time, may use those resources either to lower rates or acquire equipment which, in either case, may provide a competitive advantage over the Company. See "Item 1A. Risk Factors."

     Each of our segments participates from time to time in markets in which there are more vessels than the market can support at a profitable level. While we try to shift our tugs, barges, tankers and other vessels away from markets in which there is a surplus of capacity to markets in which the supply of and demand for vessels is more balanced, our competitors tend to engage in similar practices. Over time, these practices by our competitors may undermine the effectiveness of our efforts to deploy our vessels to more balanced markets.

                                 LINER SERVICES

     The services offered by Liner Services between the United States and Puerto Rico and the Caribbean Islands currently compete with three principal carriers:
Horizon Lines, Trailer Bridge and Sea Star Line, LLC. The services offered by Liner Services between the United States and Latin America currently compete with three principal carriers: Maersk/Sealand, Seaboard and American President Line. We believe our share of these markets in 2005 was substantial.

                               LOGISTICS SERVICES

     The U.S. logistics market is a highly competitive market with many public and privately held companies competing with us domestically and internationally. Major competitors for providing transportation management and special cargo handling services include: Maersk Logistics, APL Logistics, Econocaribe, Seaboard Solutions and Tropical Shipping.

                                MARINE SERVICES

     Our principal competitor for providing ship assist, tanker escort, docking and related services on the West Coast of the United States is Foss Maritime. Numerous other public or privately held companies are also a source of competition, including Starlight Marine Services and Millennium Towing Company. We believe that our share in markets on the West Coast of the United States in 2005 was substantial.

     Our principal United States based competitors for providing tug and barge towing and project services: (a) in the Gulf of Mexico are Tidewater, Edison Chouest, Delta Towing, Dolphin Towing, Harvey Gulf Marine, McDonough Marine Service, Otto Candies Marine Transportation and Towing and Smith Maritime; and
(b) on the West Coast are Foss, Seacoast, Sause Brothers, Brusco and Dunlap Towing. West Coast transportation companies such as Lynden and Northland Services compete with us for general cargo moves and, to a lesser extent, for general towing and emergency services. Among our principal foreign competitors are Seacor Smit, Seaspan and Seaspan Cyprus, Ltd., Anchor Marine Transport of Great Britain, ITC Towing of the Netherlands and Fairplay Towing. Competitors also include segments of the heavy lift shipping industry such as Dockwise and Blue Marlin. Further competition, primarily for government contracts, comes from qualified small businesses. In the salvage/emergency services business, our principal competitors on a global basis include Smit and Wijsmuller.

                               PETROLEUM SERVICES

     We are a major carrier of petroleum products in the U.S. Jones Act trades and utilize tank vessels, tankers, towed barges, integrated tug-barge units and articulated tug-barge units for this purpose. Major competitors include Seabulk International, Sause Brothers, Moran Towing Corp., Bouchard Transportation Co., Penn Maritime Inc., Hornbeck Offshore Services, Allied Towing Corp., American Heavylift Shipping Co., United States Shipping Partners L.P., Maritrans Inc., Keystone Shipping Co. and K-Sea Transportation Partners L.P. The major competitors in the Alaska petroleum transportation and distribution market are Delta Western, Sirius Marine, Northern Transport and some foreign tankers delivering products to the Aleutian terminals in Alaska. Oil companies and independent owners that operate vessels and other modes of petroleum transportation, including pipelines, also compete with our vessels for cargoes.

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

     Our United States marine operations are also subject to regulation by various United States federal agencies or the successors of those agencies, including the Surface Transportation Board (the successor federal agency to the Interstate Commerce Commission), the Maritime Administration, the Customs Service, the Federal Maritime Commission and the Coast Guard. These regulatory authorities have broad powers over operational safety, tariff filings of freight rates, service contracts, certain mergers, contraband, environmental contamination, financial reporting and homeland, port and vessel security.

     Our common and contract motor carrier operations are regulated by the United States Surface Transportation Board and various state agencies. The Company's drivers, including owner-operators, also must comply with the safety and fitness regulations promulgated by the United States Department of Transportation, including certain regulations for drug and alcohol testing and hours of service. The officers and unlicensed crew members employed aboard the Company's vessels must also comply with numerous safety and fitness regulations promulgated by the United States Coast Guard, including certain regulations for drug testing and hours of service.

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

     The United States Coast Guard and American Bureau of Shipping maintain the most stringent process of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States flag operators than for owners of vessels registered under foreign flags.

     Our Liner Services, Marine Services and Petroleum Services operations, which are conducted between United States ports including Puerto Rico, are protected from foreign competition by the Jones Act. While there have been unsuccessful attempts in the past to broaden access to the Jones Act trade and to modify, limit or abolish the Jones Act, we believe it is unlikely that the Jones Act will be rescinded or materially modified in the foreseeable future. Nonetheless, there can be no assurance that the Jones Act will not be modified or rescinded.

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

     We are currently involved in the remediation of twelve properties and have estimated that approximately $3.9 million will be spent over the next ten years on these projects. For further information on environmental liabilities, see the critical accounting policies in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 20 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." The contamination at these properties is the result of historic operations. We believe that our operations are in material compliance with current environmental laws and regulations. We are currently working with different state and federal agencies through agreed upon orders, decrees or voluntary actions on the remediation of the impacted properties mentioned above. We are not subject to, or aware of, any material pending any threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties for federal, state or local environmental non-compliance or alleged non-compliance are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

                           OIL POLLUTION ACT OF 1990

     The Oil Pollution Act of 1990 ("OPA 90") established an extensive regulatory and liability regime intended to protect the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters and owners, operators and bareboat charterers of vessels operating in United States waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of establishing liability limits, financial responsibility and response planning requirements, OPA 90 distinguishes tank vessels (which include our petroleum product tankers, integrated tug/barge units, articulated tug/barge units and our oil barges) from "other vessels" (which include our tugs and the RO/RO and LO/LO vessels used by Liner Services). As a result of certain oil spills by other shipping companies which received international publicity, our single hulled tankers and barges are subject to heightened scrutiny by our customers and various regulatory bodies.

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

     For facilities, the statutory liability of responsible parties is limited to $350 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel. For any "other vessel" statutory liability is limited to the greater of $600 per gross ton or $500,000 per vessel. However, such liability limits do not apply to an incident proximately caused by violation of federal safety, construction or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities. Although we currently maintain the maximum available pollution liability insurance coverage that is available through the International Group of P&I Clubs, a catastrophic spill could result in liability in excess of available insurance coverage, as well as a material adverse effect on our consolidated financial condition, results of operations or cash flows.

     Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers operating in United States waters must be built with double hulls, and existing single hull double-side or double-bottom vessels must be phased out over time, unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the United States Coast Guard, the Company has 1 vessel in 2006 and 2 vessels in 2010 that must stop carrying petroleum and petroleum products if they are not retrofitted with double hulls. The impact on the Company's financial condition, results of operations and cash flows would not be materially adversely impacted if these vessels are not replaced when the phase-out occurs. In addition, we own 34 other vessels which will need to be retrofitted with double hulls by 2015 in order to continue to carry petroleum or petroleum products in United States waters. While the Company has not completed its study of what it would cost to make such vessels comply with OPA 90 or to replace non-complying vessels with new or used complying vessels, we believe that the cost of compliance or replacement would represent a material capital expenditure.

     Included in the vessels discussed above are 27 barges that are not subject to the double hull requirement of OPA 90 because they carry refined petroleum products in or adjacent to waters of the Bering Sea, Chukcki Sea and the Arctic Ocean and water tributaries thereto and the waters of the Aleutian Islands and the Alaskan Peninsula west of 155 degrees west longitude.

     OPA 90 expanded pre-existing financial responsibility requirements and requires vessel owners, operators and bareboat charterers to establish and maintain with the United States Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Coast Guard regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall amount of financial responsibility from $1,200 to $1,500 per gross ton. We have obtained "Certificates of Financial Responsibility" pursuant to the Coast Guard Regulations for our petroleum product and chemical carriers through self-insurance and commercial insurance.

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

                                    TITLE XI

     Title XI of the Merchant Marine Act of 1936 permits the Secretary of Transportation, acting through the Maritime Administration, to provide a United States government guarantee of the repayment of certain loans arranged for the construction, reconstruction or reconditioning of vessels constructed, reconstructed or reconditioned in the United States. Debt guaranteed pursuant to Title XI can have a term of up to twenty-five years and interest rates are generally more favorable than rates available from commercial lenders. At December 31, 2005, the Company has $184.7 million of debt guaranteed pursuant to Title XI collateralized by 23 vessels with a net book value of $207.8 million.

                           CAPITAL CONSTRUCTION FUND

     Pursuant to Section 607 of the Merchant Marine Act of 1936, we have entered into a Capital Construction Fund Agreement with the Maritime Administration acting for the United States of America. The Capital Construction Fund program allows United States citizens who are owners and operators of United States flag vessels to accumulate the capital necessary to modernize and expand their fleets by deferring federal income taxes on vessel earnings deposited into the fund. Moneys deposited by us into our Capital Construction Fund must be used to acquire, construct or reconstruct United States flag vessels built in United States shipyards. Any vessel which we may acquire, construct or reconstruct using Capital Construction Fund funds may only be used in the United States foreign, non-contiguous domestic or Great Lakes trade. The Company has $.8 million in its Capital Construction Fund at December 31, 2005.

     Deposits to the Capital Construction Fund are considered tax deductions in the year designated; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the Capital Construction Fund. Qualified withdrawals for investments in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.

     At December 31, 2005, the Company has designated $41.0 million of qualified earnings as "accrued deposits" to its Capital Construction Fund. Such accrued deposits are reflected in the Consolidated Balance Sheets as a reduction of current assets. Furthermore, the Company has reduced its current tax liability and increased its deferred tax liability at December 31, 2005 for the effects of this accrued deposit.

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

     Although we believe we are in substantial compliance with all applicable foreign law, regulation and other legal requirements, the risks of incurring substantial compliance costs and liabilities and penalties for non-compliance are inherent in some of our offshore operations and there can be no assurance that such costs, liabilities and penalties will not be incurred by or imposed on us in the future.

EMPLOYEES

     As of December 31, 2005, we had 4,257 employees, including 1,656 employed on vessels and 2,601 employed at our domestic and foreign offices and other land-based facilities. The Company has 2,555 employees under the terms of 35 separate collective bargaining agreements with twelve different unions which, among other things, set forth the wages and benefits of these employees. These agreements have expiration dates ranging from 2006 to 2015. The Company's operations have not been affected significantly by work stoppages and, in the opinion of management, relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                                                  PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE DURING THE
NAME                                        AGE                       PAST FIVE YEARS
----                                        ---   --------------------------------------------------------
Thomas B. Crowley, Jr. ...................  39    Chairman of the Board, President and Chief Executive
                                                  Officer of the Company since 1994.
William A. Pennella.......................  61    Vice Chairman of the Board of Directors of the Company
                                                  since September 2000; Executive Vice President of the
                                                  Company since January 1996.
Daniel L. Warner..........................  37    Senior Vice President and Treasurer of the Company since
                                                  January 1, 2006; Vice President and Treasurer of the
                                                  Company since June 2005; Finance Director of Puerto Rico
                                                  and Caribbean Islands Services from February 2005 to
                                                  June 2005; Finance Director of Logistics Services from
                                                  November 2002 to February 2005; Senior Analyst from
                                                  November 2001 to November 2002.
Arthur F. Mead III........................  39    Senior Vice President and General Counsel of the Company
                                                  since January 1, 2006; Vice President and General
                                                  Counsel to Liner Services and Logistics Services since
                                                  August 2005. Assistant General Counsel to the Company
                                                  from January 2001 through August 2005.
John C. Calvin............................  46    Senior Vice President and Controller of the Company
                                                  since January 2005; Vice President and Controller of the
                                                  Company from September 2000 to December 2004; Director
                                                  of Corporate Planning of the Company from January 1999
                                                  to September 2000.
Susan L. Rodgers..........................  56    Senior Vice President of Administration of the Company
                                                  since January 2005; Vice President, Human Resources of
                                                  the Company from January 1997 to December 2004.

ITEM 1A.  RISK FACTORS

     Set forth below are factors that we think could cause our actual results to differ from past results or those we currently anticipate. It is not a complete list of all potential risks or uncertainties. If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

  DEMAND FOR OUR SERVICES IS DEPENDENT ON A NUMBER OF FACTORS BEYOND OUR CONTROL, WHICH CAN NEGATIVELY IMPACT OUR OPERATING RESULTS

     Sales of our services are tied to a number of factors beyond our control, including:

     - worldwide demand for chemicals and petroleum products and other cargo shipped by our customers;

     - local and international political and economic conditions and policies;
       and

     - weather conditions.

     We have high fixed costs, and downtime or low productivity due to reduced demand or other causes can have a significant negative effect on our operating results.

  LINER SERVICES IS SUBJECT TO ECONOMIC FACTORS AND THE CYCLICAL NATURE OF ITS BUSINESS CAN CAUSE FLUCTUATIONS IN EARNINGS

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

  FLUCTUATION OF FUEL PRICES MAY INFLUENCE OUR RESULTS

     Economic and political factors can affect fuel prices. The Company's operations may be positively or adversely impacted by our ability to pass increases in fuel prices to our customers. The extent of such impact also is affected by the amount of time that may elapse between when we pay for higher fuel prices and when our customers pay for the increased cost of the fuel purchased by them.

     The cost of fuel represents a significant cost to the Company's operations. Fuel expense, excluding the cost of fuel sold to customers, represented approximately 11.8%, 8.5% and 8.2% of consolidated operating expenses for the years ended December 31, 2005, 2004 and 2003, respectively. In certain cases the Company's operating segments are able to pass these increased fuel costs to its customers in the form of: (1) bunker surcharges as agreed to in customer contracts or in published tariffs; (2) a direct pass through as defined in the time charter agreements for certain vessels; and (3) adjustments to contracts as negotiated with customers. In other cases, the increased cost is borne by the Company.

     Fuel purchased by our Petroleum Services segment for resale is purchased at market prices and resold at market prices plus a fixed margin.

  THE NATURE OF MARINE SERVICES CONTRACTS MAY ADD VOLATILITY TO OUR RESULTS OF OPERATIONS

     Marine Services frequently provides many of its services in response to discrete customer projects or in response to emergency conditions and its contracts are generally short-term, usually terminating within one year. Accordingly, customers who account for a significant portion of revenues and operating income in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. In addition, certain Marine Services contracts contain clauses that do not entitle us to payment of compensation unless certain results are achieved. As a result, it is possible that the cost of performing those contracts could lead to losses.

  THE COMPANY FACES INTENSE COMPETITION THAT COULD ADVERSELY AFFECT ITS ABILITY TO INCREASE MARKET SHARE AND COULD REDUCE ITS PROFITABILITY

     Our businesses operate in highly competitive industries. These intense levels of competition could reduce our revenues and/or increase our expenses either of which would reduce our profitability.

     In addition to price, service, experience, reputation and quality of equipment, important competitive factors include safety record, ability to meet the customer's schedule, the customer's national flag preference, operating conditions, capability and intended use, complexity of logistical support needs and presence of equipment in the appropriate geographical locations.

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

  THE COMPANY MAY INCUR SIGNIFICANT COSTS, LIABILITIES AND PENALTIES IN COMPLYING WITH GOVERNMENT REGULATIONS

     Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where the Company's vessels operate or are registered, has a significant impact on our operations. These regulations relate to worker health and safety, the manning, construction and operation of vessels, homeland, port and vessel security, and oil spills and other aspects of environmental protection.

     Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company's business. If this happens, it could have a substantial negative impact on the Company's profitability and financial condition. The Company cannot predict whether it will incur such costs or penalties in the future.

  PETROLEUM SERVICES DEPLOYS SEVERAL VESSELS WHICH, IN THEIR PRESENT CONDITION, WILL NOT BE PERMITTED TO CARRY PETROLEUM PRODUCTS IN UNITED STATES WATERS AS OF CERTAIN DATES OCCURRING WITHIN THE NEXT TEN YEARS WHICH COULD IMPACT PROFITABILITY

     In the event that the Company is not able to replace or retrofit those vessels which it currently uses to carry petroleum products to double hulls, it could become impossible for Petroleum Services to continue to transport petroleum products at current levels for its current customers between ports in the United States after certain dates. Should this occur it could have a negative impact on the profitability of Petroleum Services.

  LINER SERVICES VESSELS USED IN THE PUERTO RICO AND CARIBBEAN ISLAND SERVICE ARE REACHING THE END OF THEIR USEFUL LIVES AND FAILURE TO REPLACE THEM COULD IMPACT PROFITABILITY

     The Puerto Rico and Caribbean Island Service, aggregated in our Liner Services segment, uses five 730' Barges and four 580' Barges for its service between the United States and Puerto Rico. These vessels are approximately 75% through their useful lives and must be replaced. If these vessels are not replaced, this could have a substantial negative impact on the profitability of our Liner Services segment.

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

  ADVERSE OUTCOMES IN OUR ASBESTOS-RELATED LAWSUITS COULD HARM OUR FINANCIAL CONDITION, RESULTS OF OPERATION AND CASH FLOWS

     The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See "Item 3. Legal Proceedings" and Note 21 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." Additional litigation relating to these matters may be commenced in the future. While it is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

  INSURANCE COVERAGE MAY NOT PROTECT THE COMPANY FROM ALL OF THE LIABILITIES THAT COULD ARISE FROM THE RISKS INHERENT IN ITS BUSINESSES

     The Company is self-insured for marine, workers' compensation, protection and indemnity, liability, cargo and asbestos coverages and obtains reinsurance to cover losses in excess of certain amounts. While the Company attempts to establish adequate self-insurance reserves, unanticipated increases in the frequency or severity of claims against the Company would have an adverse financial impact. Further, there can be no assurance that existing insurance or reinsurance can be renewed at commercially reasonable rates or at all. If a loss occurs that is partially or completely uninsured or if one of the Company's insurance carriers refuses or is unable to pay otherwise insured claims, the Company could be exposed to substantial liability.

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

     We require skilled employees who may have to perform physically demanding work. As a result of the volatility of our customers' industries, particularly the oil and chemical industries, and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase the rates we charge our customers to compensate for wage-rate increases, our operating results may be adversely affected.

  ACTIONS BY OUR UNIONIZED LABOR COULD HARM OUR FINANCIAL CONDITION, RESULTS OF OPERATION OR CASH FLOWS

     The Company's operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At December 31, 2005, approximately 60% of the Company's employees were members of unions. The Company has collective bargaining agreements with twelve different unions. These agreements will expire between now and 2015. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to the Company upon expiration of one or more of these agreements. If the Company is not able to negotiate favorable terms, it may be at a competitive disadvantage. In addition, a protracted strike or similar action by a union could have a material adverse effect on our financial condition, results of operations or cash flows.

  OUR INTERNATIONAL OPERATIONS POSE ADDITIONAL RISKS THAT CAN NEGATIVELY IMPACT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS

     Substantial amounts of our revenues are derived from our foreign operations. (See Note 23 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data.") These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.

     While it is not possible to predict whether any of these conditions will develop or events will occur, the development or occurrence of any one or more of them could have a material adverse affect on our financial condition, results of operations or cash flows. While we do business in many countries outside of the United States, substantially all such business is denominated in United States dollars. Since only some of our expenses outside of the United States are made in United States dollars our expenses in foreign countries could effectively increase if United States dollars decline in value against the local currency.

  OTHER BUSINESS RISKS, KNOWN AND UNKNOWN, MAY IMPACT OUR RESULTS

     Other risks which may affect our operations and revenues include our ability to:

     - manage our costs effectively;

     - finance our operations and construct new vessels on acceptable terms;

     - charter our vessels on acceptable terms; and

     - manage these risks successfully.

  THERE IS NO ESTABLISHED PUBLIC TRADING MARKET FOR OUR STOCK SO SHARES MAY BE DIFFICULT TO SELL

     There is no established public trading market for our capital stock and none is expected to develop in the foreseeable future. We do not intend to apply for listing of any shares of our capital stock on any securities exchange. We also will not seek to have any of our shares quoted on an inter-dealer quotations system. Accordingly, no assurances can be given as to the liquidity of our shares and the ability of the holders of our shares to sell them in secondary market transactions, or as to the prices at which such shares may be sold.

  MR. CROWLEY CAN EXERCISE CONTROL OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD MAKE DECISIONS ABOUT OUR BUSINESS THAT CONFLICT WITH OTHER STOCKHOLDERS' INTERESTS

     As of February 28, 2006, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 65.2% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 78.1% of the total votes attributable to our outstanding voting stock as of February 28, 2006. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley's stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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

     On December 23, 2003, the Company and Mr. Crowley entered into an agreement terminating and settling the parties' obligations under the 1992 Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Mr. Crowley repaid to the Company $7.5 million, which represented the total amount of premiums paid by the Company under the 1992 Agreement, and Mr. Crowley relinquished all of his rights under the 1992 Agreement. In return, the Company agreed to pay Mr. Crowley an amount equal to the interest payable by him on financing he arranged to repay the $7.5 million to the Company plus applicable taxes. This amount paid to Mr. Crowley is recorded as compensation expense. The Company also suspended its premium payments under the 1998 Agreement because of the possibility that such payments also could be treated as an extension of credit prohibited by the Sarbanes-Oxley Act. Since July 2002, the Company has not paid any premiums under the 1998 Agreement. Rather, premiums have been paid out of the cash surrender value of the underlying policies. Thus, while the Company has ceased performing its obligations under the 1998 Agreement, the underlying policies remain in force and are pledged as security to repay to the Company the premiums it paid under the 1998 Agreement through July 2002.

     Upon the death of Mrs. Molly M. Crowley, a director of the Company, the net proceeds of the policies of insurance on the life of Mrs. Crowley could be used by Mr. Crowley and the trusts under his control to purchase shares of Common Stock held by the Thomas B. Crowley Marital Trust so that this trust can pay applicable estate taxes. This means that the split-dollar life insurance agreements and related settlement agreement could enable Mr. Crowley and his family to retain ownership of shares and control of the Company under circumstances when certain of such shares might otherwise have to be sold to a third party to pay applicable estate taxes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable

ITEM 2.  PROPERTIES.

     Our corporate headquarters and executive offices are located at 155 Grand Avenue, Oakland, California 94612, where we lease approximately 15,800 square feet pursuant to a lease which expires in 2008. Liner Services and Logistics Services conduct their operations from offices located at 9487 Regency Square Boulevard, Jacksonville, Florida 32225, a 100,000 square foot building owned by the Company.

     The operations of Marine Services are primarily conducted from offices located at 1102 Southwest Massachusetts Street, Pier 17, Seattle, Washington 98134, where we lease approximately 40,000 square feet pursuant to a lease which expires in 2022.

     The operations of Petroleum Services are primarily conducted from our offices located at: (a) 100 Lighting Way, Secaucus, New Jersey 07094, where we lease approximately 14,030 square feet pursuant to a lease which expires in 2010; and (b) 7941 Sandlewood Place, Anchorage, Alaska 99507 where we own a 9,200 square foot building.

     We also maintain additional facilities in the United States and abroad to support our businesses, including warehouse facilities, dock facilities, tank farms and gas stations. These facilities are located in Florida, Puerto Rico, Alaska, Washington, New Jersey, Mississippi, Texas, Louisiana, and California. Significant international operations are located in Far East Russia, the United Kingdom, Costa Rica, El Salvador, Guatemala, Honduras and Panama.

     We believe that all of our facilities and equipment are in good condition, well maintained and able to support our current operations. For additional information concerning our properties, see the information concerning our fleet of vessels and certain other properties as set forth in "Item 1. Business."

ITEM 3.  LEGAL PROCEEDINGS.

  GENERAL LITIGATION

     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2005, cannot be ascertained. While these matters could affect the Company's operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company's consolidated financial condition, results of operations or cash flows.

  LITIGATION INVOLVING DIRECTORS

     A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the "Court") in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants have pursued a corporate policy of entrenching the Company's controlling stockholder, Thomas B. Crowley, Jr., and certain members of the Crowley family by allegedly expending corporate funds improperly. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. On September 30, 2005, the Court held a hearing and requested additional briefing on several issues from the plaintiff and the Company. That motion was briefed and argued on September 30, 2005. At oral argument, the plaintiffs proposed amending their complaint. On December 27, 2005, plaintiffs formally moved for leave to amend their complaint, and another purported stockholder filed a motion to intervene in the action. On January 19, 2006, the Court ordered that defendants' motion to dismiss is stayed pending resolution of the motion to amend and motion to intervene. Defendants' opposition briefs to the motion to amend and motion to intervene were filed February 27, 2006. The Company believes that there are legal and factual defenses to these claims and intends to defend this action vigorously. The Company believes that an adverse outcome of this case would not have a material effect on the financial condition, results of operations or cash flows.

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

     Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases ("the Multidistrict Litigation") were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, the cases were dismissed subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 31 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs' attorneys are not actively pursuing the cases. Although nine years have passed since the dismissal, it is not known whether a plan can be developed that will result in settlement of the cases. If not settled, upon reinstatement, the cases should be remanded to the Ohio and Michigan Federal Courts.

     In addition, the Company is a defendant with others in approximately 88 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.

     Substantially all of the cases described above, as with other asbestos and toxic tort cases in which the Company has been named as a party, not only involve numerous named defendants, but also generally do not allege specific monetary damages beyond the jurisdictional requirement. If specific damages are sought, they would apply in various amounts against various defendants.

     In many claims that have been asserted against the Company, the plaintiffs have been unable to establish any causal relationship to the Company. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any injury or compensable loss that resulted from asbestos exposure or that alleged exposure was related to the Company.

     The Company has insurance coverage that may reimburse it for a substantial portion of: (a) the costs incurred defending against asbestos claims; and (b) the amounts the Company pays to settle claims or honor judgments by courts. The coverage is provided by a large number of insurance policies written by dozens of insurance companies over a period of many years. The amount of insurance coverage depends on the nature of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and the terms and conditions of the specific policy.

     At December 31, 2005, the Company has accrued $2.8 million as its best estimate of the liability for pending asbestos and toxic claims and has recorded a receivable from its insurance companies of $1.1 million related to the asbestos litigation described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.

     The unpredictability of personal injury litigation makes it difficult to accurately predict the ultimate resolution of these asbestos and toxic claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, including whether the plaintiff can prove actual disease, if any, or actual exposure, if any, to asbestos on Company vessels, the number of defendants and their relative shares of liability in each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. It is therefore possible that an adverse outcome in some of these cases could have a material adverse affect on the Company's consolidated financial condition, operating results or cash flows.

     A summary of the asbestos-related claims for 2005 and 2004 is presented below (dollars are in thousands):

                                                              2005   2004
                                                              ----   ----
Number of claims filed......................................    62     60
Number of claims settled....................................     6     10
Number of claims dismissed..................................     6     20
Total settlements paid......................................  $ 93   $163
Average settlement..........................................  $ 16   $ 16
Legal expenses paid.........................................  $571   $898
Insurance proceeds received.................................  $ 77   $298

     In addition to the asbestos-related claims in the summary above, in 2004 the Company settled certain asbestos-related claims that involved seamen employed by the Company for over 30 years. The Company expensed $2.1 million and $4.2 million related to this litigation in the first and second quarters of 2004, respectively. Although no insurance receivable has been recorded on these claims, the Company is aggressively pursuing reimbursement from certain insurance companies. In October 2004, the Company submitted demand letters to certain insurance underwriters for settlement amounts and defense costs paid. In November 2004, the Company filed suit against the insurance underwriters. The case is currently in discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2005.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     No established public trading market exists for our common stock. Shares of our common stock are neither listed on any national securities exchange, nor presently traded on any inter-dealer quotation system or in any other public market and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a public trading market in our common stock. Although quotations for shares of our common stock may be obtained in the Pink Sheets (a centralized quotations service that collects and publishes market maker quotes for over-the-counter securities), because secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would currently be willing to purchase or sell such shares.

     The following table shows the range of high and low closing bid prices (in dollars per share) for our common stock, as reported in the Pink Sheets, for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions, if any.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED DECEMBER 31, 2005
Fourth Quarter..............................................  $1,500   $1,419
Third Quarter...............................................  $1,419   $1,300
Second Quarter..............................................  $1,300   $1,175
First Quarter...............................................  $1,175   $1,100
FISCAL YEAR ENDED DECEMBER 31, 2004
Fourth Quarter..............................................  $1,125   $1,110
Third Quarter...............................................  $1,175   $1,100
Second Quarter..............................................  $1,160   $1,150
First Quarter...............................................  $1,150   $1,036

     As of March 1, 2006, we had 457 stockholders of record of our voting common stock and 1 holder of record of our Class N non-voting common stock.

     We pay no dividends on our common stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings to finance operations and fund the growth of our business. Any payment of future dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors may deem relevant. Payment of cash dividends on our common stock is currently prohibited by the terms of certain agreements to which the Company is a party.

     The Company's financing agreements for Title XI borrowings contain restrictive covenants which require, among other things, maintenance of annual working capital that is equal to or greater than 50% of the total of annual charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital so required at December 31, 2005 was $28.3 million. The Company is also prohibited by certain other financing agreements from repurchasing shares of any class of capital stock or declaring or paying any dividend; however, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period so long as the combined cost does not exceed $10.0 million. At December 31, 2005, the Company was in compliance with these covenants. For information concerning our restrictive covenants see Notes 14 and 15 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

     The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan (the "RSP"), which held 8,579 shares of our common stock at December 31, 2005, all of which are fully vested. Distributions of shares allocated to RSP participants are made as soon as practicable following the participant's death, disability retirement, termination of Company employment after attainment of age 65 or termination of employment if the participant's account balance is less than one share. All other vested participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or
(b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution of whole shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of Company stock are subject to the Company's right to repurchase them for cash equal to their fair value (based on a non-marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end.

     The Company also sponsors the Stock Savings Plan (the "SSP"), a profit sharing plan which held 4,075 shares of our common stock at December 31, 2005, all of which are fully released and vested. Upon distribution of common stock from the SSP, each share of common stock contains a put option which provides the participants the option to sell their stock to the Company upon retirement, death or after a break in service at the common stock's fair value (based on a marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end.

     A summary of the shares purchased by the Company from the RSP and SSP in the fourth quarter of 2005 is as follows:

                                                                 TOTAL NUMBER OF SHARES         MAXIMUM NUMBER (OR
                                                 AVERAGE PRICE   (OR UNITS) PURCHASED AS   APPROXIMATE DOLLAR VALUE) OF
                              TOTAL NUMBER OF      PAID PER         PART OF PUBLICLY        SHARES (OR UNITS) THAT MAY
                             SHARES (OR UNITS)       SHARE         ANNOUNCED PLANS OR       YET BE PURCHASED UNDER THE
PERIOD                           PURCHASED         (OR UNIT)            PROGRAMS                PLANS OR PROGRAMS
------                       -----------------   -------------   -----------------------   ----------------------------
October 1 - 31, 2005.......         128            $1,621.61               N/A                         N/A
November 1 - 30, 2005......          18             1,473.67               N/A                         N/A
December 1 - 31, 2005......          95             1,579.79               N/A                         N/A
                                    ---            ---------
Total......................         241            $1,594.07               N/A                         N/A
                                    ===            =========

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents summary consolidated financial and operating data for the Company. The data presented in this table are derived from the audited financial statements of the Company and should be read in conjunction with: (a) the consolidated financial statements and the notes thereto in "Item
8. Financial Statements and Supplementary Data," which provides a further explanation of the financial data summarized here; and (b) "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which describes a number of factors which have affected our financial results.

     In June 2005, the Company reclassified the maximum cash obligation of the SSP stock to "Redeemable Common Stock" included in mezzanine equity from "Stockholders' Equity" in the Consolidated Balance Sheets in accordance with Emerging Issues Task Force 89-11, Sponsor's Balance Sheet Classification of Capital Stock with a Put Option Held by an Employee Stock Ownership Plan. The amount reclassified at December 31, 2004 was $8.7 million. The Company has evaluated the impact of this reclassification on its basic and diluted earnings per common share in its previously issued audited consolidated financial statements and unaudited quarterly financial statements. The Company determined the effect of this reclassification was not material to any prior periods and therefore, has not restated any basic and diluted earnings per common share in its audited annual and unaudited quarterly financial statements for prior periods.

     In November 2005, the Company sold a vessel that was a component of the Company, as defined in Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-

Lived Assets, for $4.2 million. Accordingly, all financial information in "Item
6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been restated to present the discontinued vessel operations separately from the Company's continuing operations.

     As further discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company purchased Northland Fuel and Titan on September 6, 2005 and October 1, 2005, respectively. The Operations of Northland Fuel and Titan are included in the Company's consolidated statements of operations commencing on these respective purchase dates.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                            2005        2004       2003       2002       2001
                                         ----------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues...............................  $1,190,813   $990,401   $959,780   $951,243   $983,014
Operating income.......................      80,800     29,016     37,268     35,487     36,745
Income from continuing operations......      42,389      9,889     12,029     15,881     18,112
Income (loss) from discontinued
  operations,..........................                                           --         --
  including gain/loss on disposal, net
     of tax............................      (3,513)    15,026      1,212      1,391      1,969
Cumulative effect of change in
  accounting principle, net of tax.....          --         --       (420)        --         --
Net income.............................      38,876     24,915     12,821     17,272     20,081
Preferred stock dividends..............      (1,575)    (1,575)    (1,575)    (1,666)    (1,849)
Change in fair value of redeemable
  common stock.........................        (330)        --         --         --         --
Net income attributable to common
  stockholders.........................  $   36,971   $ 23,340   $ 11,246   $ 15,606   $ 18,232
Basic Earnings Per Common Share:
  Income from continuing operations....  $   300.94   $  61.45   $  77.04   $ 104.51   $ 119.65
  Income (loss) from discontinued
     operations........................      (26.11)    111.05       8.93      10.23      14.49
  Cumulative effect of change in
     accounting principle..............          --         --      (3.10)        --         --
                                         ----------   --------   --------   --------   --------
  Net income...........................  $   274.83   $ 172.50   $  82.87   $ 114.74   $ 134.14
                                         ==========   ========   ========   ========   ========
Diluted Earnings Per Common Share:
  Income from continuing operations....  $   260.54   $  61.21   $  74.28   $  97.31   $ 110.00
  Income (loss) from discontinued
     operations........................      (21.76)     93.01       7.48       8.58      12.14
  Cumulative effect of change in
     accounting principle..............          --         --      (2.59)        --         --
                                         ----------   --------   --------   --------   --------
  Net income...........................  $   238.78   $ 154.22   $  79.17   $ 105.89   $ 122.14
                                         ==========   ========   ========   ========   ========

                                                          AS OF DECEMBER 31,
                                       --------------------------------------------------------
                                          2005        2004        2003        2002       2001
                                       ----------   --------   ----------   --------   --------
BALANCE SHEET DATA:
Current assets.......................  $  287,779   $366,935   $  370,728   $233,293   $201,480
Non current assets...................     770,932    613,822      642,242    650,568    603,248
                                       ----------   --------   ----------   --------   --------
Total assets.........................  $1,058,711   $980,757   $1,012,970   $883,861   $804,728
                                       ==========   ========   ==========   ========   ========
Current liabilities..................  $  243,832   $203,332   $  214,372   $192,644   $200,523
Other non current liabilities........     132,127    112,210      126,488    117,392    112,395
Long-term debt, net of current
  portion............................     322,686    341,380      372,373    285,895    209,622
Redeemable stock.....................       8,183      8,700        9,259      9,618     12,279
Stockholders' equity.................     351,883    315,135      290,478    278,312    269,909
                                       ----------   --------   ----------   --------   --------
Total liabilities, redeemable stock
  and stockholders' equity...........  $1,058,711   $980,757   $1,012,970   $883,861   $804,728
                                       ==========   ========   ==========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. As explained in the beginning of Part I of this report, in addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties.

EXECUTIVE SUMMARY

  REORGANIZATION

     Crowley Maritime Corporation is a diversified transportation and fuel sales and distribution company with global operations. Effective July 1, 2005, the Company implemented a corporate reorganization. As a result of this reorganization, the Company reevaluated its operating segments and reporting segments and retroactively changed them to be aligned with the Company's new structure. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Islands Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company manages its business operations and evaluates performance based upon the revenue and operating income of each of its operating segments.

     As a result of the Company's change in its organizational structure: (a) the previously reported Ship Assist and Escort Service and Energy and Marine Service operating segments have been combined into one operating segment called Marine Services; and (b) certain ship management services previously reported under Liner Services and the former Oil and Chemical Distribution and Transportation Services are reported in Marine Services. The remaining portions of the former Oil and Chemical Distribution and Transportation Services (Petroleum Service and Marine Transport Corporation) are now part of an operating segment named Petroleum Services.

     The Company has aggregated the Puerto Rico and Caribbean Islands Liner Services and the Latin America Liner Services into one reportable segment called Liner Services. These operating segments are aggregated based upon their long-term financial performance and because their products, services and class of customers are similar. Logistics Services, formerly aggregated in the Liner Services segment, is being reported as a separate reportable segment based upon its long-term financial performance.

     All prior year consolidated financial information has been restated to reflect the change in segments.

  ACQUISITIONS AND DISPOSITIONS

     On September 6, 2005, the Company acquired from Northland Fuel LLC all of the stock of Service Oil and Gas, Inc and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively "Northland Fuel") for a purchase price of $91.6 million, net of $1.6 million cash acquired. The purchase price was paid with cash. Northland Fuel operates a refined products distribution business in Alaska. The acquisition of Northland Fuel complements the Company's existing business engaged in the transportation, distribution and sale of fuel in Alaska. The operations of Northland Fuel are included in the Company's consolidated statement of operations beginning September 6, 2005 and are reported under the Petroleum Services segment. The working capital component of the purchase price is subject to adjustment, as defined by the purchase agreement for this transaction. The purchase price has been adjusted at December 31, 2005 by a receivable from the seller of $.8 million of estimated additional working capital due.

     On October 1, 2005, the Company acquired the membership interest of Titan Maritime LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively "Titan"), a worldwide marine salvage and marine wreck removal business. The acquisition of Titan expands the Company's marine salvage and marine wreck removal business domestically and into international markets. The operations of Titan have been included in the Company's consolidated statement of operations commencing October 1, 2005 and are reported under the Marine Services segment. The purchase price of $17.7 million, net of $1.6 million cash acquired, is comprised of $12.5 million of cash, a $5.0 million promissory note, and a working capital payable to the sellers of $1.8 million. The working capital component of the purchase price is subject to adjustment through September 30, 2006 based on actual revenues earned and expenses paid. The promissory note is payable in five annual installments of $1.0 million plus interest at the Citibank prime interest rate. In addition, the sellers are entitled to an earn-out for five years based upon Titan's financial performance during that period as defined by the purchase agreement.

     In April 2005, the Company purchased a vessel for $9.5 million that was chartered by the Company pursuant to a time charter which was not scheduled to expire until 2009. As of the date of the purchase, the Company: (a) was released from its obligations under the time charter; and (b) became no longer obligated to pay the $32.0 million of time charter hire which, in the absence of the purchase of the vessel and the termination of the time charter, would have been payable between April 11, 2005 and 2009. In September 2005, the management of the Company approved the disposal of a vessel and as a result performed an impairment test on the recoverability of the vessel in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at September 30, 2005. The Company recorded an impairment loss of $5.6 million as a result of this evaluation. The vessel represents a component of the Company whose operations and cash flows were eliminated from the ongoing operations of the Company as defined by SFAS No. 144. In October 2005, the Company met all of the requirements to account for the disposal of the vessel as discontinued operations; accordingly, the operations and impairment charge of the vessel were reclassified as discontinued operations beginning in the fourth quarter of 2005 and prior year consolidated financial statements have been restated. In November 2005, the vessel was sold for $4.2 million, resulting in a gain on disposal of $.2 million.

     We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) purchased Northland Fuel in September 2005; (2) purchased Titan in October 2005; (3) entered into a construction contract in August of 2005 for4 articulated tug/barge units ("ATBs"); and (4) entered into a construction contract in June of 2004 for 2 ATBs.

     To be certain that we have the financial resources required for any project that meets our criteria, we maintain a $95.0 million revolving line of credit. The Company had drawn $10.0 million against this revolving line of credit for working capital at December 31, 2005. The Company also had $34.3 million of outstanding letters of credit at December 31, 2005 which left available borrowings of $50.7 million at December 31, 2005 under its revolving line of credit. At December 31, 2005, the Company had cash and cash equivalents of $33.9 million, working capital of $43.9 million, and total debt in the amount of $356.1 million.

HURRICANE KATRINA

     On August 29, 2005 Hurricane Katrina struck the Gulf Coast of the United States causing damage to a terminal in Gulfport, Mississippi leased by the Company's Latin America Liner Service and the destruction of approximately 1,200 pieces of leased and owned equipment. In addition, there have been certain general liability and cargo claims filed against the Company directly related to the storm. Furthermore, a barge owned by the Company and docked in Mobile, Alabama was washed ashore and is considered a constructive total loss.

     As a result of this event, the Company has recorded net estimated losses of $1.2 million as Operating Expense in its Consolidated Statement of Operations for the year ended December 31, 2005. These losses are net of estimated insurance proceeds of $1.2 million. Estimated insurance proceeds have been recorded up to the amount of losses incurred on the owned and leased equipment. As of December 31, 2005, the Company has recorded $3.0 million of insurance claims payable and $7.0 million of receivables from reinsurers arising from this event. The Company continues to evaluate the impact of Hurricane Katrina and updates its estimates as facts and circumstances continue to develop.

CRITICAL ACCOUNTING POLICIES

     The preparation of the consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact those consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, dry-docking, goodwill and intangibles, revenue recognition, insurance reserves and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial condition, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

  DRY-DOCKING

     Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping's alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry-docking, to maintain the required operating certificates. These dry-dockings generally occur every two and a half years, or twice every five years. Because dry-dockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled dry-dockings for major owned vessels are deferred and amortized on the straight-line basis until the next regularly scheduled dry-docking period.

     The Company capitalizes dry-docking costs for major owned vessels (Tank Ships, 580' Barges, 730' Barges, Integrated Tug/Barge units and Articulated Tug/Barge units). Vessel dry-docking costs for other owned vessels (Offshore Tugs, Tractor Tugs, River Tugs, 1,000-5,999 DWT Barges, 6,000-20,000 DWT Barges and miscellaneous barges) are not individually significant and are expensed as incurred as repair and maintenance expense. The types of material costs that are incurred for dry-dockings include compliance with regulatory and vessel classification inspection requirements, blasting and coating of steel and steel replacement. Mobilization costs to and from the dry docking location are expensed as incurred. During a vessel dry-docking, the Company will occasionally replace vessel machinery or equipment and perform procedures that materially enhance capabilities or extend the useful life of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful life of the vessel.

  GOODWILL AND INTANGIBLES

     Goodwill represents the costs of acquired companies in excess of the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill deemed to have an indefinite life is not amortized, but is subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment; the assessment primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

     Identifiable intangible assets (either through acquisition or debt issuance) are amortized over their estimated useful lives. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When an indication of impairment is present, we estimate the future net cash flows expected to result from the use of the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

  REVENUE RECOGNITION

     The Company's accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized on the proportional performance basis over each voyage by load and discharge port. Revenue from the Company's Logistics Services, a portion of the revenue generated by Marine Services and fuel sales of the Petroleum Services are recognized as services are provided. Revenues from Petroleum Services, except fuel sales, and a portion of Marine Services are recognized on the proportional performance basis over the length of the contract. Estimated losses are provided at the time such losses become evident. The Company's recognition of revenue includes estimates of the total costs incurred for each service and the total billings to perform the service that impacts the estimated operating margin. While the Company has processes in place to assist in developing these estimates, if the Company experiences significantly higher costs or a significant decrease in estimated billings, the Company's financial condition, results of operations and cash flows could be materially impacted.

  SALVAGE REVENUE RECOGNITION

     Marine Services enters into certain marine salvage contracts on Lloyd's Standard Form of Salvage Agreement ("LOF"). The LOF is administered by the Lloyd's Salvage Arbitration Branch ("Lloyd's"). These contracts are governed by the International Convention on Salvage, IMO 1989, and recognize two different types of remuneration: (a) Article 13 awards, which is traditional compensation based on the value of the salved property and other factors weighted by Lloyd's salvage arbitrators; and (b) Article 14 awards which is special compensation based on the salvor's costs of operations to minimize/eliminate the risk of environmental harm.

     When conducting a marine salvage the parties that own the vessel and cargo being salved must provide satisfactory security for the Company's claim, including interest and costs, before obtaining possession of the salved vessel and cargo. This security is normally a lien against the value of the vessel and cargo.

     When the salvage is complete, all of the parties will attempt to settle the contract based on the value of the salved property, primarily vessel and cargo, along with other factors, including taking into account the expense and risk undertaken by the salvor. If the parties cannot agree on the amount to be paid to the salvor, the LOF is subject to arbitration at Lloyd's. The significant items the arbitrator will consider when assessing what to assign as an award are: (a) the salved value of the vessel and cargo; (b) the skill and efforts of the salvors in preventing or minimizing damage to the environment and salving the vessel and other property; (c) the measure of success obtained by the salvor; (d) the nature and degree of danger; and (e) the time used and expenses and losses incurred by salvors.

     The time period between when the salvage is completed and the award is settled or arbitrated can be six months to two years. The Company recognizes costs as incurred on these LOF contracts. Revenue is recognized to the extent of costs incurred in order to appropriately match revenues with costs, provided that the Company has earned the revenue. The Company has historically recovered at least its costs in substantially all of its prior salvage operations. Additional revenues in excess of costs incurred are recorded at the time the final LOF settlement or arbitration award occurs.

  INSURANCE RESERVES

     The Company is self-insured for marine, workers compensation, protection and indemnity, liability, cargo and asbestos coverages, subject to certain individual and aggregate stop-loss limits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company's historical experience as well as current facts and circumstances including those for salvage and subrogation reserves. Reinsurance is obtained to cover losses in excess of certain limits. Claims receivables are recorded when it is determined that it is probable the costs of the insured events are recoverable from the insurance company.

  LITIGATION AND ENVIRONMENTAL RESERVES

     The Company monitors its outstanding litigation (including unasserted claims) and estimates the expected probable loss (if any) of each claim or potential claim. If a range of probable loss is determined, the Company records a reserve at the low end of the range, unless there are indications that another amount within the range better approximates the expected loss. The determination of whether a litigation reserve is necessary is based on internal analysis by management, consultation with the Company's general counsel and, when necessary, consultations with external counsel. The Company's litigation reserves are a significant estimate that can and do change based upon management's evaluation of the Company's existing and potential litigation liabilities.

     The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is neither able to predict the ultimate outcome of this litigation nor provide an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Undiscounted liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of these litigation and environmental liabilities could have a material impact on the Company's financial condition, results of operations and cash flows. See "Item 3. Legal Proceedings" and Notes 20 and 21 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

  COMPARISON OF CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

     The following table sets forth the Company's Consolidated Statements of Operations for the years ended December 31, 2005 and 2004:

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2005         2004
                                                              -----------   ---------
Revenues
  Operating revenues........................................  $  997,453    $903,517
  Fuel sales................................................     193,360      86,884
                                                              ----------    --------
                                                               1,190,813     990,401
                                                              ----------    --------
Expenses
  Operating.................................................     854,423     799,215
  Cost of fuel sold.........................................     168,543      71,932
  General and administrative................................      37,293      32,466
  Depreciation and amortization.............................      65,095      62,618
  Asset recoveries, net.....................................     (15,341)     (4,846)
                                                              ----------    --------
                                                               1,110,013     961,385
                                                              ----------    --------
Operating income............................................      80,800      29,016
Other income (expense):
  Interest income...........................................       3,335       1,987
  Interest expense..........................................     (19,635)    (20,165)
  Minority interest in consolidated subsidiaries............         (79)        127
  Other income..............................................       1,368       1,024
                                                              ----------    --------
Income from continuing operations before income taxes.......      65,789      11,989
Income tax expense..........................................     (23,400)     (2,100)
                                                              ----------    --------
Income from continuing operations...........................      42,389       9,889
Discontinued operations:
  Income (loss) from operations, including gain/loss on
     disposal (net of ($2,000) and $9,400 tax expense
     (benefit) in 2005 and 2004, respectively)..............      (3,513)     15,026
                                                              ----------    --------
Net income..................................................      38,876      24,915
Preferred stock dividends...................................      (1,575)     (1,575)
Change in fair value of redeemable common stock.............        (330)         --
                                                              ----------    --------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..............  $   36,971    $ 23,340
                                                              ==========    ========
Basic earnings per common share.............................  $   274.83    $ 172.50
Diluted earnings per common share...........................  $   238.78    $ 154.22

     Consolidated operating revenues increased $94.0 million, or 10.4%, to $997.5 million in 2005 compared with $903.5 million in 2004. This increase was primarily the result of the following events or circumstances:

     - $51.4 million generated in our Liner Services segment as a result of an increase in rates which was partially offset by a decrease in container and noncontainer volumes;

     - $14.5 million generated in our Marine Services segment by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska;

     - $8.9 million generated in our Marine Services segment from the operations of Titan, a marine salvage business acquired in October 2005; and

     - $8.6 million generated in our Logistics Service segment caused by continued expansion of warehousing and distribution operations in Central America.

     Consolidated fuel sales revenues increased $106.5 million, or 122.6%, to $193.4 million in 2005 compared with $86.9 million in 2004 due to an increase in prices and volumes of fuel sold directly by our Petroleum Service segment. The Company's fuel volume sold increased to 78.2 million gallons during 2005 from
44.1 million gallons during 2004, primarily due to the operations of Northland Fuel acquired in September 2005.

     Consolidated operating expenses increased $55.2 million, or 6.9%, to $854.4 million in 2005 compared with $799.2 million in 2004. Vessel and non-vessel-related costs increased by $34.3 million and $13.6 million, respectively, in 2005 as compared with 2004. The increase in vessel-related costs was mostly attributable to an increase in fuel and crew costs. The increase in non-vessel-related costs was mostly attributable to increases in fuel, terminal, purchased transportation and subcontracting costs. Also, direct administrative expenses increased $7.3 million in 2005 compared to 2004 as a result of an increase in administrative payroll expenses primarily as a result of the acquisition of Northland Fuel.

     Consolidated cost of fuel sold increased $96.6 million to $168.5 million in 2005 compared with $71.9 million in 2004 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisition of Northland Fuel in September 2005.

     Consolidated general and administrative expenses increased $4.8 million, or 14.8%, to $37.3 million in 2005 compared with $32.5 million in 2004. This increase was primarily attributable to an increase in payroll and software maintenance related costs, which was partially offset by a decrease in professional fees.

     Consolidated depreciation and amortization expense increased $2.5 million, or 4.0%, to $65.1 million in 2005 compared with $62.6 million in 2004. This increase was the result of an increase in depreciation in the amount of $.9 million, dry-dock amortization in the amount of $1.3 million, and an impairment loss of $.6 million recorded on non-compete agreements in the second quarter of 2005. The increase in depreciation was a result of assets placed in service during 2005, including those acquired from Northland and Titan, and was partially offset by a decrease resulting from certain assets that became fully depreciated. Dry-dock amortization for 17 vessels was $18.7 million in 2005 compared with amortization of $17.4 million for 13 vessels during 2004.

     Consolidated asset recoveries, net increased $10.5 million to a recovery of $15.3 million in 2005 compared with a recovery of $4.8 million in 2004. The gains during 2005 resulted from the sale of equipment and twelve vessels. The gains during 2004 resulted from the sale of equipment, land and 7 vessels. These gains were partially offset by impairment charges of $1.2 million on 4 vessels which were taken out of service and held for sale.

     As a result, our consolidated operating income increased $51.8 million to $80.8 million in 2005 compared with $29.0 million in 2004.

     Due to higher interest rates, interest income increased $1.3 million to $3.3 million in 2005 compared with $2.0 million in 2004. This increase was partially offset by a decrease in the average cash and cash equivalents balance during 2005 compared with 2004.

     Interest expense decreased $.6 million, or 3.0%, to $19.6 million in 2005 compared with $20.2 million in 2004. A $1.0 million increase in interest expense incurred for certain vessel financings was offset by $2.1 million in higher capitalized interest during 2005 compared with 2004.

     Income tax expense increased $21.3 million to $23.4 million in 2005 compared with $2.1 million in 2004. The effective tax rate was 35.6% and 17.5% for 2005 and 2004, respectively. The 2004 effective tax rate was reduced primarily due to lower vessel repairs which may be capitalized for tax purposes and favorable Internal Revenue Service ("IRS") court case resolution. These events did not occur in 2005 resulting in a more normalized effective tax rate.

     Discontinued operations decreased $18.5 million to a loss of $3.5 million for 2005 compared with income of $15.0 million for 2004. The loss in 2005 was primarily due to the sale of a vessel during the fourth quarter that was considered a component of the Company, as defined by SFAS No. 144. The income in 2004 resulted from the receipt of a termination payment in conjunction with the sale of a vessel during the fourth quarter of 2004 that was considered a component of the Company, as defined by SFAS No. 144. The Company received a payment in the amount of $20.8 million pursuant to the termination of a series of charters for the vessel.

     As a result, net income attributable to common stockholders increased $13.7 million to $37.0 million ($274.83 basic earnings per common share and $238.78 diluted earnings per common share) for 2005 compared with a net income attributable to common stockholders of $23.3 million ($172.50 basic earnings per common share and $154.22 diluted earnings per common share) for 2004.

     The following table sets forth: (a) operating revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the years ended December 31, 2005 and 2004. The Company evaluates the performance of its reportable segments based upon the operating income of the segment, excluding other income and expenses (which includes interest income, interest expense, and minority interest in consolidated subsidiaries) and income taxes. See the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for further information.

     Included in operating income of all four of our segments are allocations for corporate services, which include vessel acquisition, engineering services, accounting, legal, human resources, information technology, insurance services and purchasing support. Vessel acquisition charges represent an allocation of the utilized vessels, depreciation and amortization based on intercompany bareboat charters. Other corporate services are allocated based upon various assumptions, depending on the type of cost being allocated.

  COMPARISON OF SEGMENT RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                     SEGMENT REVENUES AND OPERATING INCOME
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2005         2004
                                                              -----------   ---------
Revenues
  Liner Services............................................  $  639,093    $587,689
  Logistics Services........................................      48,062      38,440
  Marine Services...........................................     183,915     161,426
  Petroleum Services........................................     319,743     202,846
                                                              ----------    --------
Total revenues..............................................   1,190,813     990,401
                                                              ==========    ========
Operating income (loss):
  Liner Services............................................      42,158      23,973
  Logistics Services........................................      (2,127)     (5,811)
  Marine Services...........................................      21,437        (955)
  Petroleum Services........................................      19,332      11,809
                                                              ----------    --------
Total operating income......................................  $   80,800    $ 29,016
                                                              ==========    ========

  Liner Services

     Operating revenues from our Liner Services segment increased $51.4 million, or 8.7%, to $639.1 million in 2005 compared with $587.7 million in 2004. The increase was primarily attributable to a 9.5% increase in average revenue per twenty-foot equivalent, or TEU ("average revenue"), which was partially offset by a decrease of .7% in container and noncontainer volume. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges in both the Puerto Rico and Caribbean Islands Services and Latin America Services. The Company's container and noncontainer volume decreased to 595,546 TEUs during 2005 from 599,693 TEUs during 2004.

     Operating expenses for our Liner Services segment increased $35.3 million, or 6.6%, to $571.9 million in 2005 compared with $536.6 million in 2004. Vessel and non-vessel-related expenses increased $26.1 million and $11.6 million, respectively, during 2005 compared with 2004.

     Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, rent and equipment repairs and maintenance. Direct administrative expenses decreased $2.4 million in 2005 compared to 2004 primarily as a result of decreased insurance charges.

     Depreciation and amortization for our Liner Services segment increased $2.9 million, or 25.9%, to $14.1 million in 2005 compared with $11.2 million in 2004. Depreciation increased by $.9 million as a result of assets placed in service during 2005. Dry-dock amortization increased $1.9 million as a result of amortizing dry-dock costs for 9 vessels during each of 2005 and 2004. The cost of drydocking 4 vessels in 2005 was $2.9 million higher than the cost of dry-docking three vessels in 2004, resulting in higher amortization in 2005 compared with 2004.

     Asset recoveries, net for our Liner Services segment increased $3.8 million to $4.5 million in 2005 compared with $.7 million in 2004. The gains during 2005 and 2004 resulted from disposals of equipment.

     As a result, the operating income from our Liner Services segment increased $18.2 million to $42.2 million in 2005 compared with $24.0 million in 2004.

  Logistics Services

     Operating revenues from our Logistics Services segment increased $9.7 million, or 25.3%, to $48.1 million in 2005 compared with $38.4 million in 2004. The increase was primarily attributable to an increase of $8.6 million due to the continued expansion of warehousing and distribution operations in Central America.

     Operating expenses for our Logistics Services segment increased $5.6 million, or 13.7%, to $46.5 million in 2005 compared with $40.9 million in 2004. The increase was mostly due to an increase in purchased transportation to support the continued expansion of warehousing and distribution operations in Central America.

     As a result, the operating loss from our Logistics Services segment decreased $3.7 million to $2.1 million in 2005 compared with $5.8 million in 2004.

  Marine Services

     Operating revenues from our Marine Services segment increased $22.5 million, or 13.9%, to $183.9 million in 2005 compared with $161.4 million in 2004. The increase in revenue is attributed to: (a) $8.9 million generated from the operations of Titan, a marine salvage business acquired in October 2005; (b) $3.1 million generated by an increase in rates directly attributable to a fuel surcharge to cover rising fuel prices; (c) $5.0 million generated by our ship management operations due to higher rates and increased levels of activity; and
(d) $14.5 million generated by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska. These increases were partially offset by a decrease of: (a) $5.2 million in revenues caused by reduced activity in our Northern Alaskan land operations; and (b) $6.5 million in revenues caused by a decrease in scope of operations in Far East Russia. Overall vessel utilization increased to 62% during 2005 compared with 59% during 2004.

     Operating expenses for our Marine Services segment increased $15.6 million, or 8.3%, to $202.5 million in 2005 compared with $186.9 million in 2004. A net increase of $16.0 million in vessel-related expenses during 2005 compared with 2004 primarily resulted from: (a) higher fuel and labor costs arising from vessels chartered, at cost, to our Puerto Rico and Caribbean Islands Service;
(b) overall increases in fuel costs due to increased fuel prices and higher utilization; and (c) increases in crew costs due to higher vessel utilization. These increases in vessel expenses were partially offset by a decrease in vessel repairs and maintenance due to a reduction in the number of vessels that were dry-docked. A net decrease of $3.2 million in non-vessel expenses primarily resulted from a reduction in operating materials and payroll-related costs due to seasonal operations and changes in project work and partially offset by an increase in subcontracting costs. Direct administrative expenses increased $2.8 million in 2005 compared to 2004 primarily as a result of increased insurance charges.

     Asset recoveries, net for our Marine Services segment increased $6.1 million to a recovery of $10.3 million in 2005 compared with $4.2 million in 2004. The gains during 2005 resulted from the sale of 11 vessels and equipment. During 2004, a gain of $4.5 million resulted from the sale of 5 vessels and land improvements, which was partially offset by a $1.2 million writedown on 4 vessels.

     As a result, the operating income from our Marine Services segment increased by $22.4 million to operating income of $21.4 million in 2005 compared with an operating loss of $1.0 in 2004.

  Petroleum Services

     Operating revenues from our Petroleum Services segment increased $10.5 million, or 9.1%, to $126.4 million in 2005 compared with $115.9 million in 2004. The increase was primarily attributable to: (a) $5.9 million generated by an increase in rates as a result of backhaul activity on the U.S. East Coast; and (b) $3.5 million generated by increased rates and demand for oil transportation services on the U.S. West Coast.

     Fuel sales revenues from our Petroleum Services segment increased $106.5 million, or 122.6%, to $193.4 million in 2005 compared with $86.9 million in 2004 due to an increase in prices and volumes of fuel sold directly by our Petroleum Service segment. The Company's fuel volume sold increased to 78.2 million gallons during 2005 from 44.1 million gallons during 2004 primarily due to the operations of Northland Fuel acquired in September 2005.

     Operating expenses for our Petroleum Services segment increased $11.9 million, or 12.0%, to $110.9 million in 2005 compared with $99.0 million in 2004. Vessel and non-vessel-related expenses increased $2.0 million and $3.9 million, respectively, during 2005 as compared with 2004. These increases are attributable to an increase in the size of the vessel fleet as a result of vessels acquired as part the acquisition of Northland Fuel. Vessel-related expenses consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation and port charges and related costs. Direct administrative expenses increased $6.0 million in 2005 compared to 2004 primarily as a result of the acquisition of Northland Fuel.

     Cost of fuel sold for the Petroleum Services segment increased $96.6 million to $168.5 million in 2005 compared with $71.9 million in 2004 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisition of Northland Fuel in September 2005.

     Depreciation and amortization for our Petroleum Services segment increased $.8 million, or 5.1%, to $16.5 million in 2005 compared with $15.7 million in 2004. The increase was primarily attributable to a $1.3 million increase in depreciation. The increase in depreciation was a result of depreciation recorded on assets placed in service during 2005 and assets acquired as a result of the Northland Fuel acquisition during the third quarter of 2005. This increase was partially offset by a $.6 million decrease in dry-dock amortization for vessels. Dry-dock costs for 8 vessels were amortized during 2005 and 4 vessels were amortized during 2004.

     Asset recoveries, net for our Petroleum Services segment increased $.6 million in 2005 compared with 2004. Asset recoveries during 2005 resulted from the sale of one vessel and equipment.

     As a result, the operating income from our Petroleum Services segment increased $7.5 million to $19.3 million in 2005 compared with $11.8 in 2004.

  COMPARISON OF CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

     The following table sets forth the Company's Consolidated Statements of Operations for the years ended December 31, 2004 and 2003:

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
Revenues
  Operating revenues........................................   $903,517     $883,440
  Fuel sales................................................     86,884       76,340
                                                               --------     --------
                                                                990,401      959,780
                                                               --------     --------
Expenses
  Operating.................................................    799,215      773,582
  Cost of fuel sold.........................................     71,932       65,106
  General and administrative................................     32,466       31,447
  Depreciation and amortization.............................     62,618       57,760
  Asset recoveries, net.....................................     (4,846)      (5,383)
                                                               --------     --------
                                                                961,385      922,512
                                                               --------     --------
Operating income............................................     29,016       37,268
Other income (expense):
  Interest income...........................................      1,987          354
  Interest expense..........................................    (20,165)     (19,729)
  Minority interest in consolidated subsidiaries............        127        1,721
  Other income..............................................      1,024          115
                                                               --------     --------
Income from continuing operations before income taxes.......     11,989       19,729
Income tax expense..........................................     (2,100)      (7,700)
                                                               --------     --------
Income from continuing operations...........................      9,889       12,029
Discontinued operations:
  Income from operations, including loss on disposal (net of
     $9,400 and $300 tax expense in 2004 and 2003,
     respectively)..........................................     15,026        1,212
                                                               --------     --------
Income before cumulative effect of change in accounting
  principle.................................................     24,915       13,241
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................         --         (420)
                                                               --------     --------
Net income..................................................     24,915       12,821
Preferred stock dividends...................................     (1,575)      (1,575)
                                                               --------     --------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..............   $ 23,340     $ 11,246
                                                               ========     ========
Basic earnings per common share.............................   $ 172.50     $  82.87
Diluted earnings per common share...........................   $ 154.22     $  79.17

     Consolidated revenues in 2004 increased $30.6 million, or 3.2%, to $990.4 million compared with $959.8 million in 2003. This increase was the result of the following events or circumstances:

     - $43.5 million from our Liner Services segment as a result of an increase in rates and container and noncontainer volume;

     - $9.5 million generated by a transportation management company specializing in the apparel industry that was acquired in 2003 by our Logistics Services;

     - $10.6 million generated in our Petroleum Services segment from direct sales of fuel as the result of higher prices that was partially offset by lower volumes sold;

     - $12.8 million generated in our Marine Services segment by the vessel mobilization and transportation of oil exploration cargo in Far East Russia and Korea; and

     - $6.0 million generated in our Marine Services segment by increased government and commercial contract activity in the Gulf of Mexico and United States west coast.

     These increases were partially offset by decreases in revenues which resulted from the following events or circumstances:

     - $36.7 million from fewer vessels operating in our Petroleum Services segment as a result of vessels being sold or dry-docked;

     - $7.4 million in our Petroleum Services segment as a result of reduced demand for oil transportation services on the U.S. West Coast; and

     - $9.0 million in our Marine Services segment from reduced activity in our Northern Alaskan marine and land operations.

     Consolidated operating expenses increased $25.6 million in 2004, or 3.3%, to $799.2 million compared with $773.6 million in 2003. This increase in consolidated operating expenses was primarily caused by:

     - $14.2 million in vessel-related costs and $19.6 million in non-vessel costs from our Liner Services segment as a result of an increase in container and noncontainer volume;

     - $10.7 million attributable to the operations of a transportation management company specializing in the apparel industry that we acquired in 2003 by our Logistics Services segment;

     - $4.4 million in vessel-related costs and $2.1 million in non-vessel costs due to changes in project work, mostly within our Far East Russia and Northern Alaska operations in our Marine Services segment; and

     - $6.3 million for a payment made by the Company during the second quarter of 2004 to settle certain asbestos-related claims.

     These increases were partially offset by decreased operating expenses of:

     - $37.0 million in vessel-related expenses as a result of reduced demand for oil transportation activities on the U.S. West Coast and fewer vessels operating in the Petroleum Services as a result of vessels being sold or dry-docked.

     Consolidated cost of fuel sold increased $6.8 million, or 10.4%, to $71.9 million in 2004 compared with $65.1 million in 2003. This increase was attributable to higher fuel prices for fuel purchased for our direct fuel sales that was partially offset by a decrease in volume sold.

     Consolidated general and administrative expenses increased $1.1 million, or 3.5%, to $32.5 million in 2004 compared with $31.4 million in 2003. This increase is primarily attributable to a $.6 million increase in payroll related costs and a $.4 million increase in insurance costs related to split-dollar insurance and director life insurance policies.

     Consolidated depreciation and amortization expense increased $4.8 million, or 8.3%, to $62.6 million in 2004 compared with $57.8 million in 2003. This increase is the result of an increase in dry-dock amortization in the amount of $8.4 million and a $.4 million impairment loss recorded on a non-compete agreement during 2004 and was partially offset by a decrease in depreciation of $4.2 million. Dry-dock costs for 13 vessels were amortized in 2004 compared with 10 vessels in 2003. The decrease in depreciation was mostly caused by lower depreciation expense due to a reduction in the number of vessels in service.

     Consolidated asset recoveries, net decreased $.6 million, or 11.1%, to a recovery of $4.8 million in 2004 compared with a recovery of $5.4 million in 2003. During 2004, gains of $6.1 million resulted from the sale of equipment, land and 7 vessels. These gains were partially offset by impairment charges of $1.2 million on 4 vessels which were taken out of service and held for sale. During 2003, gains of $5.7 resulted from the sale of equipment, land, land improvements and 10 vessels, which was partially offset by a $.3 million writedown of vessel improvements.

     As a result, our consolidated operating income decreased $8.3 million, or 22.3% to $29.0 million in 2004 compared with $37.3 million in 2003.

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

     Other income increased $.9 million to $1.0 million in 2004 compared with $.1 million in 2003 due to income earned on investments of the Company's deferred compensation plan. The investments are classified as trading securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

     Income tax expense decreased $5.6 million, to $2.1 million in 2004 compared with $7.7 million in 2003. The effective tax rate was 17.5% for 2004 and 39.0% for 2003. The decrease in the effective tax rate is due to reduced vessel repairs which may be capitalized for tax purposes and favorable IRS court case resolution.

     Discontinued operations increased $13.8 million to income of $15.0 million in 2004 from $1.2 million in 2003. This increase was due to the sale of a vessel that was considered a component of the Company, as defined by SFAS No. 144. The Company received a payment in the amount of $20.8 million pursuant to the termination of a series of charters for the vessel.

     As a result, net income attributable to common stockholders increased $12.1 million to $23.3 million ($172.50 basic earnings per common share and $154.22 diluted earnings per common share) in 2004 compared with $11.2 million ($82.87 basic earnings per common share and $79.17 diluted earnings per common share) in 2003.

     The following table sets forth operating revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the years ended December 31, 2004 and 2003.

  COMPARISON OF SEGMENT RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                     SEGMENT REVENUES AND OPERATING INCOME
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
Revenues
  Liner Services............................................   $587,689     $544,196
  Logistics Services........................................     38,440       27,372
  Marine Services...........................................    161,426      151,548
  Petroleum Services........................................    202,846      236,664
                                                               --------     --------
Total revenues..............................................    990,401      959,780
                                                               ========     ========
Operating income (loss)
  Liner Services............................................     23,973       25,039
  Logistics Services........................................     (5,811)      (5,505)
  Marine Services...........................................       (955)      (3,248)
  Petroleum Services........................................     11,809       20,982
                                                               --------     --------
Total operating income                                         $ 29,016     $ 37,268
                                                               ========     ========

  Liner Services

     Revenues from our Liner Services segment increased $43.5 million, or 8.0%, to $587.7 million in 2004 compared with $544.2 million in 2003. The increase is primarily attributable to a 3.0% increase in container and noncontainer volume and a 4.8% increase in average revenue. The Company's container and noncontainer volume increased to 599,693 TEUs during 2004 from 581,955 TEUs during 2003 due to: (a) a service from the United States to Haiti which commenced operation during the third quarter of 2003; and (b) growth in our Central America-Gulf service. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges.

     Operating expenses for our Liner Services segment increased $43.6 million, or 8.8%, to $536.6 million in 2004 compared with $493.0 million in 2003. An increase in container and noncontainer volume and growth in our service to Haiti and our Central America-Gulf service generated an increase of $14.2 million in vessel and $19.6 million in non-vessel-related expenses. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, and equipment maintenance and repairs. Allocation of certain costs arising from the settlement in 2004 of certain asbestos-related claims resulted in an increase of $4.0 million of operating expenses in 2004 compared with 2003.

     Depreciation and amortization for our Liner Services segment increased $1.7 million, or 17.9%, to $11.2 million in 2004 compared with $9.5 million in 2003. The increase was directly attributable to a $2.0 million increase in dry-dock amortization. Liner Services amortized dry-dock costs for 9 vessels during the year ended December 31, 2004 compared with 6 vessels during the year ended December 31, 2003.

     Asset recoveries, net for our Liner Services segment decreased $.3 million, or 30.0%, to $.7 million in 2004 compared with $1.0 million in 2003. The gains of $.7 million resulted from disposals of equipment during the year ended December 31, 2004 and the gains of $1.0 million resulted from the disposals of two vessels and equipment during the year ended December 31, 2003.

     As a result, the operating income from our Liner Services segment decreased $1.0 million to $24.0 million in 2004 compared with $25.0 million in 2003.

  Logistics Services

     Revenues from our Logistics Services segment increased $11.0 million, or 40.1%, to $38.4 million in 2004 compared with $27.4 million in 2003. This increase resulted from: (a) an increase of $2.3 million generated by our expanding warehousing and distribution operations in Central America; and (b) $9.5 million of revenue generated by a transportation management company specializing in the apparel industry that we purchased in July 2003.

     Operating expenses for our Logistics Services segment increased $10.4 million, or 34.1%, to $40.9 million in 2004 compared with $30.5 million in 2003. This increase resulted from $10.7 million incurred by a transportation management company specializing in the apparel industry purchased in July 2003.

     Depreciation and amortization for our Logistics Services segment increased $.8 million to $1.6 million in 2004 compared with $.8 million in 2003. The increase was directly attributable to a $.4 million impairment loss recorded on a non-compete agreement during 2004.

     As a result, the operating loss from Logistics Services segment increased $.3 million to $5.8 million in 2004 compared with $5.5 million in 2003.

  Marine Services

     Revenues from our Marine Services segment increased $9.9 million, or 6.5%, to $161.4 million in 2004 compared with $151.5 million for 2003. The increase was directly attributable to an increase in 2004 revenues of: (a) $12.8 million from vessel mobilization and transportation of oil exploration cargo in Far East Russia and Korea; (b) $6.0 million generated by increased government and commercial contract activity in the Gulf of Mexico and United States west coast; and (c) a $2.1 million increase in rates, most of which was attributable to a fuel surcharge to cover rising fuel prices. This increase was partially offset by reduced 2004 revenues of: (a) $9.0 million caused by reduced activity in our Northern Alaskan marine and land operations; and (b) $1.8 million from a decrease in tug volumes, largely as a result of decreased tanker volumes in the Puget Sound, Washington. Overall vessel utilization increased to 59% in 2004 compared to 57% in 2003.

     Operating expenses for our Marine Services segment increased $16.2 million, or 9.5%, to $186.9 million during 2004 compared with $170.7 million in 2003. Vessel-related costs, such as crew, fuel repairs and maintenance and charter costs, increased by $10.9 million. Included in this increase was $6.5 million resulting from vessels chartered, at cost, by our Marine Services segment to our Puerto Rico and Caribbean Islands Liner Service. Non-vessel expenses increased $2.1 million, including an increase in operating materials, contracted services and payroll-related costs due to changes in project work and a decrease in property taxes.

     Depreciation and amortization for our Marine Services segment decreased $1.3 million, or 10.7%, to $10.9 million during 2004 compared with $12.2 million during 2003. The decrease was the result of a reduction in depreciation in the amount of $1.0 million due to fewer vessels in service and a $.3 million depreciation adjustment made for a vessel placed in service during the first quarter of 2003 that was previously classified as held for sale.

     Asset recoveries, net for our Marine Services segment increased $1.6 million, or 61.5%, to a recovery of $4.2 million in 2004 as compared with $2.6 million in 2003. During 2004, a gain of $4.5 million resulted from the sale of 5 vessels and land improvements, which was partially offset by a $1.2 million writedown on 4 vessels. During 2003, a gain of $2.9 million resulted from the sale of 5 vessels and land improvements, which were partially offset by a $.3 million writedown of vessel improvements.

     As a result, the operating loss from our Marine Services segment decreased $2.2 million to $1.0 million for 2004 compared with $3.2 million in 2003.

  Petroleum Services

     Revenues from our Petroleum Services segment decreased $33.9 million, or 14.3%, to $202.8 million in 2004 compared with $236.7 million for 2003. The decrease is directly attributable to: (a) a $7.4 million decrease in revenues caused by reduced demand for oil transportation services on the U.S. West Coast; and (b) a $36.7 million decrease in revenues caused by the absence of certain vessels in 2004 (either due to sale or drydocking of the vessels) that were in service during 2003. This decrease was partially offset by a $10.6 million increase in revenues generated from direct sales of fuel as the result of higher prices and the replacement of one large customer lost with new customers. Overall vessel utilization decreased to 64% in 2004 compared to 69% in 2003.

     Operating expenses for our Petroleum Services segment decreased $36.3 million, or 26.8%, to $99.0 million during 2004 compared with $135.3 million during 2003. This decrease is primarily attributable to decreased vessel costs, including decreases in fuel, crew, and vessel maintenance and repair costs and increases in charter hire costs. Overall vessel costs decreased due to the absence of certain vessels in 2004 (either due to sale or drydocking of the vessels) that were in service during 2003.

     Cost of fuel sold for our Petroleum Services segment increased $6.8 million, or 10.4%, to $71.9 million in 2004 compared with $65.1 million in 2003. This increase was attributable to higher fuel prices for fuel purchased for our direct fuel sales and additional volume from new customers and was partially offset by a decrease in volume sold due to the loss of one large customer.

     Depreciation and amortization for our Petroleum Services segment increased $4.2 million, or 36.5%, to $15.7 million during 2004 compared with $11.5 million during 2003. The increase was directly attributable to a $7.2 million increase in dry-dock amortization for vessels and was partially offset by a decrease in depreciation of $3.0 million. A decrease in depreciation was caused by the disposal of vessels during 2003. Dry-dock costs for 4 vessels were amortized during each of the years ended December 31, 2004 and 2003. The cost of drydocking three vessels in 2003 was $15.7 million higher than the cost of dry-docking one vessel in 2004, resulting in higher amortization in 2004 compared with 2003.

     Asset recoveries, net for our Petroleum Services segment decreased $1.8 million during 2004 compared with 2003 due to the sale of three vessels and land during 2003.

     As a result, the operating income from Petroleum Services segment decreased $9.2 million to $11.8 million in 2004 compared with $21.0 million for 2003.

LIQUIDITY AND CAPITAL RESOURCES

  LIQUIDITY

     The Company's ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make acquisitions of businesses and other investments and to service debt. Management believes that cash flows from operations and available borrowings will provide sufficient working capital to fund the Company's operating needs and to finance capital expenditures during the next twelve months. In 2005 and previous years, the Company has used Title XI and bank financing for the acquisition, construction and improvement of vessels. Of the Company's $356.1 million long-term debt as of December 31, 2005: (a) $184.7 million of the Company's outstanding indebtedness is guaranteed by the United States government pursuant to Title XI (which obligation by the United States government does not release the Company from its primary liability for the repayment of this indebtedness); and (b) $141.7 million of the Company's outstanding indebtedness has been provided by commercial banks. Management believes that funds needed for the acquisition and construction of vessels and the acquisitions of businesses will continue to be: (a) available through financings; (b) partially generated from continuing operations; and (c) partially generated by the proceeds from the regular disposition of older assets as the Company continues to modernize its fleet. The Company generated proceeds from the disposition of assets of $30.9 million in 2005.

  Financial Condition as of December 31, 2005

     As of December 31, 2005, the Company had cash and cash equivalents of $33.9 million compared with $142.9 million at December 31, 2004. The Company generated $113.9 million of cash from continuing operations during the year ended December 31, 2005. Net income from continuing operations before income taxes and depreciation and amortization expense provided $130.9 million of cash. As a result of the CCF accrued deposit for $41.0 million and the acquisition of Northland Fuel and Titan, which required $103.4 million in cash, the Company's working capital has decreased $119.7 million to $43.9 million at December 31, 2005 from $163.6 million at December 31, 2004. The other significant changes in working capital are increases of $30.5 million in Receivables, net, $21.1 million in Inventory and $25.7 million in Accounts Payable and Accrued Expenses. As a result of this decrease in working capital, the Company had borrowed $10.0 million under its Revolving Credit Agreement as described below.

     The Company used $197.5 million of cash for investing activities from continuing operations during the year ended December 31, 2005. The Company has paid $103.4 million, net of cash acquired for the purchase of Northland Fuel and Titan. The Company expended $114.0 million for the construction of vessels and the purchase of equipment. Proceeds of $30.9 million were received from asset dispositions. Dry-docking costs of $8.7 million were incurred for 8 vessels during the year ended December 31, 2005. During 2005, the Company deposited a net of $.6 million of restricted cash consisting of: (a) deposits of $5.9 million for the operation of vessels that the Company manages for third parties; and (b) withdrawals of $4.2 million from the Company's capital construction fund and $1.1 million of escrowed Title XI Funds. These withdrawals were to reimburse the Company for qualifying expenditures.

     The Company used cash of $26.0 million in financing activities from continuing operations during the year ended December 31, 2005 for the following purposes: (a) $32.8 million for scheduled principal payments of the Company's debt; (b) $1.6 million for the payment of preferred stock dividends; and (c) $1.6 million for the retirement of the Company's stock. As of December 31, 2005, the Company has borrowed $10.0 million against its Revolving Credit Agreement for working capital purposes. During the second quarter of 2005, the Company issued $1.4 million of common stock to an Employee Stock Ownership Plan ("ESOP"), the proceeds of which were funded by a $1.4 million loan by the Company to the ESOP.

     Net cash used by discontinued operations was $.6 million in 2005. As further discussed in Note 4 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data," in November 2005, the Company sold a vessel that was a component of the Company, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for $4.2 million.

  Financial Condition as of December 31, 2004

     As of December 31, 2004, the Company had cash and cash equivalents of $142.9 million compared with $158.8 million at December 31, 2003. The Company generated $73.0 million of cash from continuing operations during the year ended December 31, 2004. The net income from continuing operations before depreciation and amortization expense and taxes provided $74.6 million of cash.

     The Company used $34.4 million of cash for investing activities from continuing operations during the year ended December 31, 2004. Also during 2004, the Company expended $27.6 million for the construction of vessels and the purchase of equipment. Proceeds of $8.2 million were received in 2004 from asset dispositions. Dry-docking costs of $11.8 million were incurred for 4 vessels during the year ended December 31, 2004. Also during 2004, the Company was reimbursed $1.9 million in escrowed Title XI funds used to pay certain expenditures related to the construction of our ATB's that were placed in service during 2003 and 2004. In November 2004, the Company invested $1.0 million in a joint venture which is accounted for under the equity method. The Company also loaned $2.3 million to the joint venture. The Company paid $2.2 million for life insurance premiums for a director during 2004.

     In 2004, the Company used cash of $44.5 million in financing activities from continuing operations for: (a) $41.2 million of principal payments of the Company's debt; (b) $.8 million payments of debt issuance costs; (c) $1.6 million payment of preferred stock dividends; and (d) $.9 million retirement of the Company's stock. All of the principal payments were scheduled except for the redemption of $10.4 million of Title XI bonds associated with two of the Company's vessels.

     Net cash used by discontinued operations was $9.9 million in 2004. In February 2004, the Company sold its Logistics operations based in Venezuela for $1.5 million. As further discussed in Note 3 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data," in November 2004, the Company and the charterer of a vessel entered into a termination agreement of various bareboat charters. Pursuant to the termination agreement and the bareboat charters, the Company received a payment of approximately $20.8 million in November of 2004. Simultaneously with the receipt of this payment, the Company: (a) paid 100% of the outstanding debt associated with the vessel in the amount of $10.4 million; and (b) sold the vessel to an unrelated third party for $8.8 million.

  CAPITAL RESOURCES

     The following schedule summarizes contractual obligations and other contractual commitments as of December 31, 2005:

                                                   PAYMENTS DUE BY PERIOD
                                  --------------------------------------------------------
CONTRACTUAL OBLIGATIONS            TOTAL       2006     2007-2008   2009-2010   THEREAFTER
-----------------------           --------   --------   ---------   ---------   ----------
                                                       (IN THOUSANDS)
Long-term debt..................  $356,112   $ 33,426   $ 69,514    $ 96,827     $156,345
Interest on long-term debt......   145,995     20,364     35,040      23,389       67,202
Operating leases................   174,565     56,693     64,700      25,111       28,061
Acquisitions(1).................     5,100      5,100         --          --           --
Other contractual
  commitments(2)................   245,915    114,350    130,998         567           --
                                  --------   --------   --------    --------     --------
Total contractual obligations...  $927,687   $229,933   $300,252    $145,894     $251,608
                                  ========   ========   ========    ========     ========

---------------

(1) On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively "CDI"), a fuel distribution business in Alaska for $5.1 million cash.

(2) Other contractual commitments are related to remaining spending on the construction of 6 vessels, the purchase of equipment and two vessels, leasehold improvements under an operating lease, software maintenance agreements and minimum purchased transportation.

     The Company charters certain vessels and leases certain property to third parties under long-term commitments. A summary of future lease receipts are summarized as follows:

                                                    PAYMENTS DUE BY PERIOD
                                  -----------------------------------------------------------
LEASE RECEIPTS                     TOTAL      2006      2007-2008     2009-2010    THEREAFTER
--------------                    --------   -------   -----------   -----------   ----------
                                                        (IN THOUSANDS)
Lease receipts..................  $293,090   $97,456    $125,551       $70,083       $  --

                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                   ----------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS        TOTAL     2006      2007-2008     2009-2010    THEREAFTER
----------------------------       -------   -------   -----------   -----------   ----------
                                                         (IN THOUSANDS)
Standby letters of credit........  $34,338   $15,070       $50         $19,218       $  --

     The Company sponsors the Stock Savings Plan (the "SSP"), a profit sharing plan which held 4,075 shares of our common stock at December 31, 2005, all of which are fully vested. Upon distribution of common stock from the SSP, each share of common stock contains a put option which provides the participants the option to sell their stock to the Company upon retirement, death or after a break in service at the common stock's fair value (based on a marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end. Effective January 1, 2005, the Company began sponsoring the Crowley Maritime Corporation Employee Stock Ownership Plan (the "ESOP"). In June 2005, the ESOP was funded with a $1.4 million loan from the Company that is to be repaid by the ESOP over a ten year period plus 5% interest. The ESOP used the loan to purchase 1,000 shares of common stock from the Company. The

ESOP releases shares of common stock for allocation to eligible employees over the remaining term of the ESOP loan based on the amount of principal paid by the ESOP. Eligible employees of the Company are vested in their allocated shares after five years of service, beginning January 1, 2005. Each share of common stock held by the ESOP contains a put option which, upon distribution of the common stock to a participant, entitles the participant to put the common stock to the Company for the fair value, as defined by the ESOP.

     The common stock of both the SSP and ESOP are classified as redeemable common stock in the Company's Consolidated Balance Sheets with a balance of $8.2 million at December 31, 2005. Since the eligible employees can put their shares to the Company, at times defined by the SSP and ESOP, the Company is unable to determine when it will be obligated to fund the put of these shares.

     Because many of the tugs and barges and our tankers and integrated tug barge units used in Petroleum Services are more than two-thirds through their estimated useful lives, management plans to continue its efforts to modernize the Company's fleet of vessels. Also, as discussed in Government Regulations under "Item 1. Business," federal law and regulations currently require the phase-out of single hull oil barges and of single hull tankers. This requires several single hull oil barges, tankers and integrated tug/barge units to be subject to retirement within the next ten years. Accordingly, the Company is consulting with its customers and developing plans, where justified by business prospects, either to refurbish the existing fleet of tugs, barges and tankers, thereby extending their useful lives, or to purchase used equipment or build new equipment which complies with current federal law and regulations.

     During 2004 and 2005, the Company entered into contracts for the construction of 6 ATBs at an aggregate cost of approximately $276.5 million (including the cost of owner-furnished equipment). The units are currently under construction and two units are expected to be delivered during each of 2006, 2007 and 2008. The Company is currently paying for the construction of these vessels with available working capital. The Company is currently evaluating various options for the financing of these vessels.

     For information concerning our debt, including our revolving credit agreement and certain borrowings which we made in 2005, see Note 15 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

     The Company is responsible for environmental remediation on twelve properties. The Company has estimated its cost of remediation to be $3.9 million at December 31, 2005. The estimated payments for this liability is as follows:

                                                         PAYMENTS BY PERIOD
                                         --------------------------------------------------
                                         TOTAL    2006   2007-2008   2009-2010   THEREAFTER
                                         ------   ----   ---------   ---------   ----------
                                                           (IN THOUSANDS)
Environmental costs....................  $3,874   $905    $1,273       $576        $1,120

     For more information on environmental costs, see Government Regulation in "Item 1. Business" and Notes 1 and 20 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2005, cannot be ascertained. See Note 21 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

OFF-BALANCE SHEET ARRANGEMENTS

     As of December 31, 2005, the Company did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Securities and Exchange Commission Regulation S-K.

RESTRICTIVE COVENANTS

     The Company is in compliance with all of the restrictive covenants in its leasing and financing arrangements. For information concerning our restrictive covenants see Notes 14 and 15 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

TRANSACTIONS WITH SPECIAL PURPOSE ENTITY

     At December 31, 2005, the Company did not have any obligation arising out of a variable interest, as defined by Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities. During 2003, the Company consolidated a variable interest entity whose primary asset was subsequently sold in 2004. For additional discussion of the variable interest entity, refer to Note 3 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business currently or in the foreseeable future. Inflation had a significant impact on our fuel sales operations in our Petroleum Services segment, while our Liner Services, Logistics Services and Marine Services segments were moderately impacted by fuel price inflation. Inflation has had a moderate impact on all our segments on other operating expenses, including dry-docking expenses and corporate overhead. Refer to "Item 1A. Risk Factors" for a discussion of the risks related to fluctuation in fuel prices and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT ACCOUNTING PRONOUNCEMENTS

     For a complete discussion of new accounting pronouncements, see Note 1 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  INTEREST RATE RISK

     The Company is exposed to market risk from changes in interest rates which may adversely affect the results of our operations, financial condition and cash flows. The Company's policy is not to use financial instruments for trading purposes or other speculative purposes. A discussion of the Company's credit risk and the fair value of financial instruments is included in Note 17 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

     The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and its operations are not significantly impacted by interest rate fluctuations.

     The Company leases certain equipment under operating leases which are subject to interest rate risk. Payments under these leases are adjusted based on a variable interest rate. At the end of the lease term, the Company may purchase the equipment by paying the amount remaining under the lease, sell the equipment and repay an amount remaining under the lease, or renegotiate the lease to extend the term. If the Company were to purchase the equipment, the Company would be at risk that the fair value of the equipment may be less than the amount required to purchase it.

     The following table provides information about the Company's non-trading financial instruments sensitive to changes in interest rates at December 31, 2005. For debt obligations, the table presents principal cash flows and for operating leases the table presents future minimum lease payments. For fixed rate debt obligations, the interest rates reflect the corresponding weighted average interest rates by expected maturity dates. For variable rate debt and lease obligations, the interest rates are based on the weighted average interest rate swaps to fix the variable rate obligations at the reporting date.

                                     EXPECTED FISCAL YEAR OF MATURITY AT DECEMBER 31, 2005:
                             ----------------------------------------------------------------------
                              2006      2007      2008      2009      2010    THEREAFTER    TOTAL     FAIR VALUE
                             -------   -------   -------   -------   ------   ----------   --------   ----------
                                                           (DOLLARS IN THOUSANDS)
Long-term debt:
  Fixed rate..............   $14,005   $14,278   $16,394   $ 9,444   $9,041    $139,503    $202,665    $209,742
     Average interest
       rate...............       5.7%      5.7%      5.6%      5.9%     5.8%        5.8%
  Variable rate...........   $19,421   $19,421   $19,421   $75,421   $2,921    $ 16,842    $153,447    $153,447
     Average interest
       rate...............       5.1%      5.4%      5.5%      5.4%     4.9%        4.9%
Operating leases:
  Variable rate...........   $   717   $    --   $    --   $    --   $   --    $     --    $    717    $    717
     Average interest
       rate...............       6.4%

  COMMODITY PRICES

     Our commodity price risk associated with the market price for oil is not considered to be material. Fuel purchased by our Petroleum Services segment for resale is purchased at market price and resold at market price plus a fixed margin.

  FOREIGN CURRENCY RISKS

     While substantial amounts of our revenues are derived from our foreign operations, substantially all of such business is denominated in United States dollars. In addition, we attempt to effect as many purchases outside the United States as we can in United States dollars. Therefore, we have only minimal exposure to foreign currency exchange risk. We do not hedge against foreign currency risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Consolidated Financial Statements:
  Report of Independent Registered Public Accounting Firm...   48
  Consolidated Statements of Operations for the Years Ended
     December 31, 2005, 2004 and 2003.......................   49
  Consolidated Balance Sheets as of December 31, 2005 and
     2004...................................................   50
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 2005, 2004 and 2003...........   51
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2005, 2004 and 2003.......................   52
  Notes to Consolidated Financial Statements for the Years
     Ended December 31, 2005, 2004 and 2003.................   53
Consolidated Financial Statement Schedules:
  Schedule II -- Valuation and Qualifying Accounts for the
     Three Years Ended December 31, 2005....................   83

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Crowley Maritime Corporation
Oakland, California

     We have audited the accompanying consolidated balance sheets of Crowley Maritime Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Table of Contents at "Item 8. Financial Statements and Supplementary Data." These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Crowley Maritime Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
March 17, 2006

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 2005        2004       2003
                                                              ----------   --------   --------
REVENUES:
     Operating revenues.....................................  $  997,453   $903,517   $883,440
     Fuel sales.............................................     193,360     86,884     76,340
                                                              ----------   --------   --------
                                                               1,190,813    990,401    959,780
                                                              ----------   --------   --------
EXPENSES:
     Operating..............................................     854,423    799,215    773,582
     Cost of fuel sold......................................     168,543     71,932     65,106
     General and administrative.............................      37,293     32,466     31,447
     Depreciation and amortization..........................      65,095     62,618     57,760
     Asset recoveries, net..................................     (15,341)    (4,846)    (5,383)
                                                              ----------   --------   --------
                                                               1,110,013    961,385    922,512
                                                              ----------   --------   --------
OPERATING INCOME............................................      80,800     29,016     37,268
OTHER INCOME (EXPENSE):
     Interest income........................................       3,335      1,987        354
     Interest expense.......................................     (19,635)   (20,165)   (19,729)
     Minority interest in consolidated subsidiaries.........         (79)       127      1,721
     Other income...........................................       1,368      1,024        115
                                                              ----------   --------   --------
                                                                 (15,011)   (17,027)   (17,539)
                                                              ----------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......      65,789     11,989     19,729
Income tax expense..........................................     (23,400)    (2,100)    (7,700)
                                                              ----------   --------   --------
INCOME FROM CONTINUING OPERATIONS...........................      42,389      9,889     12,029
Discontinued operations:
  Income (loss) from operations, including gain/loss on
     disposal, net of tax expense (benefit).................      (3,513)    15,026      1,212
                                                              ----------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................      38,876     24,915     13,241
Cumulative effect of change in accounting principle, net of
  tax benefit of $257.......................................          --         --       (420)
                                                              ----------   --------   --------
NET INCOME..................................................      38,876     24,915     12,821
Preferred stock dividends...................................      (1,575)    (1,575)    (1,575)
Change in fair value of redeemable common stock.............        (330)        --         --
                                                              ----------   --------   --------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..............  $   36,971   $ 23,340   $ 11,246
                                                              ==========   ========   ========
Basic earnings per common share:
  Income from continuing operations.........................  $   300.94   $  61.45   $  77.04
  Income (loss) from discontinued operations................      (26.11)    111.05       8.93
  Cumulative effect of change in accounting principle.......          --         --      (3.10)
                                                              ----------   --------   --------
  Net income................................................  $   274.83   $ 172.50   $  82.87
                                                              ==========   ========   ========
Diluted earnings per common share:
  Income from continuing operations.........................  $   260.54   $  61.21   $  74.28
  Income (loss) from discontinued operations................      (21.76)     93.01       7.48
  Cumulative effect of change in accounting principle.......          --         --      (2.59)
                                                              ----------   --------   --------
  Net income................................................  $   238.78   $ 154.22   $  79.17
                                                              ==========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 2005        2004
                                                              ----------   --------
                                      ASSETS
Cash and cash equivalents...................................  $   33,948   $142,896
Receivables, net............................................     200,607    170,091
Inventory...................................................      37,744     16,611
Prepaid expenses and other current assets...................      36,276     21,707
Deferred income taxes.......................................      19,681     13,008
Current assets of discontinued operations...................         523      2,622
Accrued deposit to Capital Construction Fund................     (41,000)        --
                                                              ----------   --------
TOTAL CURRENT ASSETS........................................     287,779    366,935
Receivable from related party...............................      11,540     11,177
Goodwill....................................................      54,027     44,786
Intangibles, net............................................      19,651     14,125
Other assets................................................      36,568     44,803
Capital Construction Fund...................................      41,827      4,942
Property and equipment, net.................................     607,319    493,989
                                                              ----------   --------
TOTAL ASSETS................................................  $1,058,711   $980,757
                                                              ==========   ========

           LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $  122,186   $ 96,459
Accrued payroll and related expenses........................      48,710     44,221
Insurance claims payable....................................      22,311     15,797
Unearned revenue............................................      15,974     13,824
Current liabilities of discontinued operations..............       1,225      2,038
Current portion of long-term debt...........................      33,426     30,993
                                                              ----------   --------
TOTAL CURRENT LIABILITIES...................................     243,832    203,332
Deferred income taxes.......................................     110,002     92,731
Other liabilities...........................................      22,032     19,465
Minority interests in consolidated subsidiaries.............          93         14
Long-term debt, net of current portion......................     322,686    341,380
                                                              ----------   --------
TOTAL LIABILITIES...........................................     698,645    656,922
                                                              ----------   --------
COMMITMENTS AND CONTINGENCIES (Notes 14, 19, 21, 25)
Redeemable common stock, 5,075 and 4,579 shares issued and
  outstanding, repectively..................................       9,450      8,700
Unearned ESOP common stock, 896 shares......................      (1,267)        --
                                                              ----------   --------
TOTAL REDEEMABLE COMMON STOCK...............................       8,183      8,700
                                                              ----------   --------
STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................      31,500     31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 83,738 and 84,222 shares issued and
  outstanding, respectively.................................           1          1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares outstanding..............          --         --
Additional paid-in capital..................................      64,277     64,791
Retained earnings...........................................     260,063    223,198
Accumulated other comprehensive loss, net of tax benefit of
  $2,225 and $2,449, respectively...........................      (3,958)    (4,355)
                                                              ----------   --------
TOTAL STOCKHOLDERS' EQUITY..................................     351,883    315,135
                                                              ----------   --------
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
  EQUITY....................................................  $1,058,711   $980,757
                                                              ==========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      PREFERRED CLASS A                              CLASS N
                                      CONVERTIBLE STOCK       COMMON STOCK         COMMON STOCK      ADDITIONAL
                                     -------------------   ------------------   ------------------    PAID-IN     RETAINED
                                     SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     EARNINGS
                                     -------   ---------   ------   ---------   ------   ---------   ----------   --------
December 31, 2002..................  315,000    $31,500    84,641     $   1     46,138     $  --      $65,237     $188,679
Stock retired from employee benefit
  plans............................       --         --      (110)       --         --        --         (117)         (14)
Preferred stock dividends..........       --         --        --        --         --        --           --       (1,575)
Comprehensive Income:
  Net income.......................       --         --        --        --         --        --           --       12,821
  Other comprehensive income:
    Foreign currency translation
      adjustments, net of tax
      expense of $102..............       --         --        --        --         --        --           --           --
    Amortization of rate lock
      agreement, net of tax expense
      of $501......................       --         --        --        --         --        --           --           --
Total comprehensive income.........       --         --        --        --         --        --           --           --
                                     -------    -------    ------     -----     ------     -----      -------     --------
December 31, 2003..................  315,000     31,500    84,531         1     46,138        --       65,120      199,911
Stock retired from employee benefit
  plans............................       --         --      (309)       --         --        --         (329)         (53)
Preferred stock dividends..........       --         --        --        --         --        --           --       (1,575)
Comprehensive Income:
  Net income.......................       --         --        --        --         --        --           --       24,915
  Other comprehensive income:
    Reclassification adjustment for
      foreign currency translation
      losses included in net loss,
      net of tax expense of $729...       --         --        --        --         --        --           --           --
    Amortization of rate lock
      agreement, net of tax expense
      of $214......................       --         --        --        --         --        --           --           --
Total comprehensive income.........       --         --        --        --         --        --           --           --
                                     -------    -------    ------     -----     ------     -----      -------     --------
December 31, 2004..................  315,000     31,500    84,222         1     46,138        --       64,791      223,198
Stock retired from employee benefit
  plans............................       --         --      (484)       --         --        --         (514)        (106)
Change in fair value of redeemable
  common stock.....................       --         --        --        --         --        --           --         (330)
Preferred stock dividends..........       --         --        --        --         --        --           --       (1,575)
Comprehensive Income:
  Net income.......................       --         --        --        --         --        --           --       38,876
  Other comprehensive income:
    Amortization of rate lock
      agreement, net of tax expense
      of $224......................       --         --        --        --         --        --           --           --
Total comprehensive income.........       --         --        --        --         --        --           --           --
                                     -------    -------    ------     -----     ------     -----      -------     --------
December 31, 2005..................  315,000    $31,500    83,738     $   1     46,138     $  --      $64,277     $260,063
                                     =======    =======    ======     =====     ======     =====      =======     ========


                                         OTHER
                                     COMPREHENSIVE
                                         LOSS         TOTAL
                                     -------------   --------
December 31, 2002..................     $(7,105)     $278,312
Stock retired from employee benefit
  plans............................          --          (131)
Preferred stock dividends..........          --        (1,575)
Comprehensive Income:
  Net income.......................          --
  Other comprehensive income:
    Foreign currency translation
      adjustments, net of tax
      expense of $102..............         159
    Amortization of rate lock
      agreement, net of tax expense
      of $501......................         892
Total comprehensive income.........          --        13,872
                                        -------      --------
December 31, 2003..................      (6,054)      290,478
Stock retired from employee benefit
  plans............................          --          (382)
Preferred stock dividends..........          --        (1,575)
Comprehensive Income:
  Net income.......................          --
  Other comprehensive income:
    Reclassification adjustment for
      foreign currency translation
      losses included in net loss,
      net of tax expense of $729...       1,318
    Amortization of rate lock
      agreement, net of tax expense
      of $214......................         381
Total comprehensive income.........          --        26,614
                                        -------      --------
December 31, 2004..................      (4,355)      315,135
Stock retired from employee benefit
  plans............................          --          (620)
Change in fair value of redeemable
  common stock.....................          --          (330)
Preferred stock dividends..........          --        (1,575)
Comprehensive Income:
  Net income.......................          --
  Other comprehensive income:
    Amortization of rate lock
      agreement, net of tax expense
      of $224......................         397
Total comprehensive income.........          --        39,273
                                        -------      --------
December 31, 2005..................     $(3,958)     $351,883
                                        =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                2005        2004       2003
                                                              ---------   --------   --------
OPERATING ACTIVITIES:
  Net income................................................  $  38,876   $ 24,915   $ 12,821
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle,
     net....................................................         --         --        420
    Depreciation and amortization...........................     65,095     62,618     57,760
    Amortization of deferred gain on the sale and leaseback
     of vessels.............................................       (576)      (576)    (2,679)
    Asset recoveries, net...................................    (15,341)    (4,846)    (5,383)
    Change in cash surrender value of life insurance........       (542)      (704)    (1,103)
    Deferred income tax provision...........................      9,922      3,070      5,545
    Changes in current assets and liabilities, net of
     acquisitions:
      Receivables, net......................................      9,339    (13,092)    (9,049)
      Inventory, prepaid expenses and other current
       assets...............................................     (1,014)    (3,371)    (2,348)
      Accounts payable and accrued liabilities..............       (527)     4,165      5,788
      Accrued payroll and related expenses..................      3,469      3,918      1,608
    Other...................................................      5,225     (3,060)    (3,168)
                                                              ---------   --------   --------
        Net cash provided by continuing operations..........    113,926     73,037     60,212
        Net cash provided by discontinued operations........     10,064      2,443        585
                                                              ---------   --------   --------
        Net cash provided by operating activities...........    123,990     75,480     60,797
                                                              ---------   --------   --------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................   (103,361)        --         --
  Property and equipment additions..........................   (113,957)   (27,594)   (19,247)
  Dry-docking costs.........................................     (8,687)   (11,816)   (30,366)
  Proceeds from asset dispositions..........................     30,899      8,178     10,451
  Proceeds from sale of businesses, net of cash sold........         --         --        500
  Withdrawals (deposits) of restricted funds................       (555)     1,944     (1,544)
  Contingent purchase price (paid) received, net............       (216)       100       (123)
  Investment in joint venture...............................         --     (1,000)        --
  Loan to joint venture.....................................         --     (2,250)        --
  Premiums paid on directors life insurance.................     (1,809)    (2,175)    (1,894)
  Receipts on receivable from related party.................         --         --      7,508
  Receipts on notes receivable, net.........................        231        214        239
                                                              ---------   --------   --------
        Net cash used in continuing operations..............   (197,455)   (34,399)   (34,476)
        Net cash provided by (used in) discontinued
        operations..........................................     (9,501)     8,687      1,915
                                                              ---------   --------   --------
        Net cash used in investing activities...............   (206,956)   (25,712)   (32,561)
                                                              ---------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................         --         --    205,909
  Borrowings on Revolving Credit Agreement..................     20,000         --     20,000
  Repayments on Revolving Credit Agreement..................    (10,000)        --    (45,000)
  Payments on long-term debt................................    (32,792)   (41,198)   (78,319)
  Payment of debt issuance costs............................         --       (829)      (866)
  Payment of rate lock agreement............................         --         --     (7,967)
  Payment of preferred stock dividends......................     (1,575)    (1,575)    (1,575)
  Loan to ESOP..............................................     (1,414)        --         --
  Issuance of common stock to ESOP..........................      1,414         --         --
  Retirement of common stock................................     (1,615)      (941)      (490)
                                                              ---------   --------   --------
        Net cash provided by (used in) continuing
        operations..........................................    (25,982)   (44,543)    91,692
        Net cash used in discontinued operations............         --    (21,079)    (4,516)
                                                              ---------   --------   --------
        Net cash provided by (used in) financing
        activities..........................................    (25,982)   (65,622)    87,176
                                                              ---------   --------   --------
        Net increase (decrease) in cash and cash
        equivalents.........................................   (108,948)   (15,854)   115,412
        Cash and cash equivalents at beginning of year......    142,896    158,750     43,338
                                                              ---------   --------   --------
        Cash and cash equivalents at end of year............  $  33,948   $142,896   $158,750
                                                              =========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Crowley Maritime Corporation, operating through its subsidiaries (the "Company"), provides diversified transportation and fuel sales distribution services in domestic and international markets, with primary operations located in the continental United States, Alaska, Puerto Rico, Mexico, Central America, the Caribbean Islands, Russia, and other international markets. The Company operates through four reporting segments: Liner Services, Logistics Services, Marine Services and Petroleum Services. See Note 23 for further information.

REORGANIZATION

     Effective July 1, 2005, the Company implemented a corporate reorganization. As a result of this reorganization, the Company reevaluated its operating segments and reporting segments and retroactively changed them to be aligned with the Company's new structure. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company has aggregated the Puerto Rico and Caribbean Liner Services and Latin America Liner Services into one reportable segment called Liner Services. Refer to Note 23 for further discussion of the Company's segments.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Crowley Maritime Corporation and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has joint ventures that it maintains more than a 50% ownership interest in and maintains effective control over their operations. Based on this, the Company consolidates these joint ventures and records minority interests for the partners' ownership interests in the joint ventures.

RELATED PARTY

     Thomas B. Crowley, Jr., President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder, has the ability to control operations through his beneficial ownership of a majority of the Company's voting power.

RECLASSIFICATION

     Certain items in prior years' consolidated financial statements and related notes thereto have been reclassified to conform with the current year presentation. As discussed in Note 4, the Company has reported discontinued operations and reclassified amounts related to those discontinued operations for all periods presented. As discussed in Note 19, the Company reclassified its maximum cash obligation related to its stock savings plan from equity to equity mezzanine. As discussed in Note 23, effective July 1, 2005, the Company completed a reorganization which affected the Company's reportable segments.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid securities, with original maturities of three months or less, which are primarily invested in overnight repurchase agreements to be cash equivalents. These securities are stated at cost which approximates fair value.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

INVENTORY

     Resale fuel inventories are stated at lower of cost or market with cost determined on the average cost method. Provisions for slow moving inventory are based on management's analysis of inventory levels and future usage.

GOODWILL

     Goodwill represents the costs of acquired companies in excess of the fair value of their net tangible assets and identifiable intangible assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company performs an annual test of goodwill unless an event occurs or circumstances change that would indicate that the fair value of goodwill has been reduced below its carrying amount. The Company's evaluation of impairment is based on estimated discounted cash flows of the investment for which the goodwill is related.

INTANGIBLES

     Deferred financing costs are amortized using the effective interest method over the terms of the related financing to Interest Expense in the accompanying Consolidated Statements of Operations. Non-compete agreements and customer lists are amortized using the straight-line method over their estimated lives to Depreciation and Amortization Expense in the accompanying Consolidated Statements of Operations. The Company evaluates its non-compete agreements and customer lists for impairment on an annual basis or when an event occurs or circumstances change that would indicate that the fair value of the intangible has been reduced below its carrying amount. The Company's evaluation of impairment is based on estimated discounted cash flows of the investment to which the intangible is related.

DRY-DOCKING

     Dry-docking costs for major vessels are deferred and amortized over the estimated period between dry-dockings. Vessel dry-docking costs for other owned vessels are not individually significant and are expensed as incurred as repairs and maintenance expense. The types of material costs that are incurred for dry-docking include compliance with regulatory and vessel classification inspection requirements, blastings and coatings of steel and steel replacement. Mobilization costs to and from the dry-dock location are expensed as incurred. Dry-docking inspections are required generally every two and a half years or twice every five years for regulatory purposes to demonstrate that a vessel meets standards established by the U.S. Coast Guard and the American Bureau of Shipping. Depreciation and Amortization Expense in the accompanying Consolidated Statements of Operations includes amortization expense of the dry-docking costs of $18,662, $17,356 and $8,912 in 2005, 2004 and 2003, respectively. Included in
Other Assets in the accompanying Consolidated Balance Sheets are deferred dry-docking costs of $13,126 and $23,100 at December 31, 2005 and 2004, respectively.

ASSETS CONTAINED IN A RABBI TRUST

     Assets contained in a rabbi trust consist of investments in various funds made by eligible individuals as part of the Company's deferred compensation plan, see Note 19. These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company's obligations under the deferred compensation plan. The Company classifies these assets as trading securities and accounts for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2005 and 2004, the Company has classified

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

$1,745 and $654 as Prepaid Assets, for the current portion of deferred compensation and $9,926 and $9,015 as Other Assets for the long-term portion of deferred compensation, respectively.

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

INTERNAL USE SOFTWARE

     Costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred. Costs considered to be in the application development stage include design, coding, installation of hardware and testing. Costs capitalized during this stage include: external direct costs of materials and services consumed in developing or obtaining the software; payroll and payroll-related costs for employees directly associated with the project; and interest costs incurred during development. Costs of $568 and $333 were capitalized to property and equipment in 2005 and 2003, respectively.

REVENUE RECOGNITION

     The Company's accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized on the proportional performance basis over each voyage by load and discharge port. Revenue from the Company's Logistics Services, a portion of the revenue generated by Marine Services and fuel sales of the Petroleum Services are recognized as services are provided. Revenues from Petroleum Services, except fuel sales, and a portion of Marine Services are recognized on the proportional performance basis over the length of the contract. Estimated losses are provided at the time such losses become evident. Costs related to the shipment of goods under long-term contracts are expensed as incurred.

     Marine Services enters into certain marine salvage contracts on Lloyd's Standard Form of Salvage ("LOF"). The Company recognizes costs as expenses on these LOF contracts are incurred. Revenue is recognized to the extent of costs incurred in order to appropriately match revenues with costs, provided the Company has earned the revenue.

INCOME TAXES

     The Company accounts for certain income and expense items for financial reporting differently than for income tax purposes. The deferred tax liabilities or assets are determined based on differences between the financial statement carrying values and the tax bases of assets and liabilities. Deferred tax assets and liabilities

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

are determined based on current enacted tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be settled or realized. A valuation allowance would be recorded if, based on the weight of available evidence, management believes it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock and Class N Common Stock outstanding during each year. Shares issued during the year and shares reacquired during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares, which are Preferred Class A Convertible Stock, that were outstanding during the period.

INSURANCE

     The Company is self-insured for marine, workers compensation, protection and indemnity, liability, cargo and asbestos coverages, subject to certain individual and aggregate stop-loss limits. The Company records its self-insurance liability using an actuarial methodology based on claims filed, historical development factors and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company's historical experience as well as current facts and circumstances including those for salvage and subrogation reserves. Reinsurance is obtained to cover losses in excess of certain limits. Claims receivables are recorded when it is determined that it is probable the costs of the insured events are recoverable from the insurance company. The determinations of such estimates and the establishment of the self-insurance reserves are continually reviewed and updated. Any adjustments resulting from these reviews are reflected in current operations. The Company discounted its workers compensation protection and indemnity, liability and cargo reserves at the risk-free rate of 4.36% and 3.61% as of December 31, 2005 and 2004, respectively.

ENVIRONMENTAL COSTS

     Environmental costs represent reclamation costs for which the Company has determined it is responsible to remediate. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Undiscounted liabilities are recorded when the Company's responsibility for environmental remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of contamination of property and the Company's share of remediation responsibility.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company does not invest in derivatives for trading or speculative purposes. From time to time, as part of its risk management strategy, the Company uses derivative financial instruments, such as rate lock agreements, to manage exposures to interest rate risk. These instruments are accounted for as cash flow

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

hedges with unrealized gains and losses recorded in other comprehensive income
(loss). The amount paid by the Company on maturity of a rate lock agreement is recognized as an adjustment to interest expense over the term of the underlying debt obligation. The Company recognized $621, $595 and $567 as an adjustment to Interest Expense in 2005, 2004 and 2003, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, redeemable common stock, stockholders' equity, revenues, expenses, and disclosure of contingent assets and liabilities during the reporting period. Actual results may differ from these estimates.

NEW ACCOUNTING STANDARDS

     In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005; however, earlier application is permitted.

     In March 2005, the FASB also issued Interpretation No. 46(R)-5 ("FIN 46(R)-5"), Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities". FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and Statement No. 3. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

     The Company has adopted FIN 47 and FIN 46(R)-5 during 2005 and will adopt SFAS No. 154 January 1, 2006. The adoption of these standards did not or will not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

NOTE 2 -- ACQUISITIONS OF BUSINESSES

  2005 ACQUISITIONS

     On September 6, 2005, the Company acquired from Northland Fuel LLC, all of the stock of Service Oil and Gas, Inc. and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively "Northland Fuel"). Northland Fuel operates a refined products distribution business in Alaska. The acquisition of Northland Fuel complements the Company's existing business engaged in the transportation, distribution and sale of fuel in Alaska and has been included in the Company's consolidated statement of operations, within the Petroleum Services segment, commencing September 6, 2005. The acquisition has been accounted for in accordance with SFAS No. 141 "Business Combinations". The purchase price, including working capital for Northland Fuel, was $91,610, net of $1,581 cash acquired. The purchase price was paid with cash.

     The working capital component of the purchase price is subject to adjustment as defined by the purchase agreement. As of December 31, 2005, the Company has accrued a receivable of $828 from the seller as the estimated working capital due.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The assets and liabilities have been recorded at estimated fair value as determined by the Company's management based on information currently available. The Company has received independent appraisals of the fair values of the acquired property and equipment. The Company is currently in the process of appraising the identified intangibles assets which the Company expects to consist of customer lists. The Company expects that the final appraisals for identified intangibles assets will be received before the end of the third quarter of 2006. The Company is also in the process of determining if any contingencies exist as of the purchase date. It is expected that the identification of contingencies, such as environmental contingencies, will not be completed until the second or third quarter of 2006 due to weather conditions in Alaska. Accordingly, the allocation of the purchase price is subject to revision based on the final determination of fair values of intangible assets and contingencies identified. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill and other intangibles of $13,483 related to this acquisition. It is expected that the incremental amortization adjustment that results from the final intangible appraisals will not have a material effect on the financial condition or results of operations for the year ended December 31, 2005.

     On October 1, 2005, the Company acquired all of the membership interest of Titan Maritime LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively "Titan"), a worldwide marine salvage and marine wreck removal business. The acquisition of Titan expands the Company's marine salvage and marine wreck removal business domestically and into international markets. The operations of Titan have been included in the Company's consolidated statement of operations commencing October 1, 2005 and are reported under the Marine Services segment. The purchase price of $17,707, net of $1,619 cash acquired, is comprised of $12,500 cash, a $5,000 promissory note and a working capital payable to the sellers of $1,784. The promissory note is payable in five annual installments of $1,000 plus interest at the Citibank prime interest rate. The interest rate (6.75% on December 31, 2005) is adjusted annually on October 1. The working capital purchased is subject to adjustment for one year based on actual revenues earned and expenses paid.

     In accordance with the purchase agreement, the sellers shall annually earn 35% of calculated earnings before interest, taxes, depreciation and amortization ("EBITDA") between $1,000 and $3,000 and shall earn 20% of calculated EBITDA greater than $3,000 for five years. The earn-out is considered contingent purchase price and will be accounted for as purchase price when earned.

     The Company has not completed the process of allocating the purchase price. The assets and liabilities of Titan have been recorded at fair value as determined by the Company's management based on information currently available. The Company has received independent appraisals of the fair values of vessels acquired. The Company is currently in the process of appraising the other property and equipment acquired and identified intangibles, which the Company expects to consist of non-compete agreements. The Company expects to receive the final appraisals before the end of the third quarter of 2006. Accordingly, the allocation of the purchase price is subject to revision based on the final determination of the fair value of assets and intangibles acquired. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill and other intangibles of $3,758 related to this acquisition. It is expected that the incremental depreciation and amortization adjustment that results from the final appraisals will not have a material effect on the financial condition or results of operations for the year ended December 31, 2005.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  2003 ACQUISITION

     In July 2003, the Company purchased the stock of a transportation management company specializing in the apparel industry for $3,357, subject to adjustment for certain working capital adjustments and payments based on earnings. This acquisition is included in our Logistics Services segment.

     The purchase price of the acquisitions described above consisted of the following:

                                                                2005      2003
                                                              --------   -------
Assets:
  Receivables...............................................  $ 39,027   $ 2,395
  Inventory.................................................    28,074        --
  Prepaid expenses and other current assets.................       697        --
  Goodwill..................................................     9,241        --
  Intangibles...............................................     8,000        --
  Other assets..............................................       200     2,372
  Property and equipment....................................    56,338       453
Liabilities:
  Accounts payable and accrued liabilities..................   (24,466)   (1,863)
  Accrued payroll and related expenses......................    (1,020)       --
  Unearned revenue..........................................    (3,348)       --
  Current portion of long-term debt.........................      (963)       --
  Deferred income taxes.....................................    (1,342)       --
  Other long-term liabilities...............................      (553)       --
  Long-term debt............................................      (568)       --
                                                              --------   -------
     Total purchase price...................................  $109,317   $ 3,357
                                                              ========   =======

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

     The following unaudited pro forma results of operations for the years ended December 31, 2005, 2004 and 2003, are presented as if the above acquisitions and sales had been completed on January 1, 2003. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and the above acquisitions, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

                                                      2005         2004         2003
                                                   ----------   ----------   ----------
Operating revenues...............................  $1,335,912   $1,211,915   $1,169,106
Net income.......................................  $   40,838   $   28,736   $   15,204
Basic earnings per common share..................  $   289.41   $   200.74   $   100.43
Diluted earnings per common share................  $   250.93   $   177.87   $    93.88

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 3 -- VARIABLE INTEREST ENTITY

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

     In June 2004, the Company exercised an option to purchase the vessel from the VIE for consideration consisting of: (i) a cash payment in the amount of $500; and (ii) cancellation of a note (which note had been eliminated in consolidating the VIE). Simultaneously with the exercise of the option: (a) the VIE assigned its remaining outstanding debt in the amount of $15,347 to the Company and the Company assumed such outstanding debt; (b) the Company assumed the obligations of the VIE under two bareboat charters for the vessel; and (c) an unrelated third party that capitalized the VIE in 1997 received $2,000 as a return of capital.

     At the request of the charterer of the vessel, the Company entered into a termination agreement in November of 2004 which, among other things, sets forth the terms and conditions by which: (a) the bareboat charters would be terminated prior to their expiration dates; and (b) the Company would receive a payment equal to the present value of the charter hire payments that, but for the termination, would have been made

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

between the date of the termination and November 16, 2006, the scheduled expiration date of the charters. Pursuant to the termination agreement and the bareboat charters, the Company received a payment of approximately $20,765 in November of 2004. Simultaneously with the receipt of this payment, the Company:
(a) paid the outstanding debt associated with the vessel in the amount of $10,430; and (b) sold the vessel for proceeds of $8,776 to an unrelated third party at a gain of approximately $266.

     This vessel represented a component of the Company whose operations and cash flows are eliminated from the ongoing operations of the Company, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the Company will not have significant continuing involvement in the operations of the vessel after it was disposed. Therefore, the vessel and its related operations, including the operations of the VIE, have been classified as discontinued operations in the accompanying Consolidated Statement of Operations and prior years' consolidated financial statements have been restated. See Note 4 of the Company's consolidated financial statements for a summary of the Company's discontinued operations.

NOTE 4 -- DISCONTINUED OPERATIONS

     In September 2005, the management of the Company approved the disposal of a vessel and as a result performed an impairment test on the recoverability of the vessel in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at September 30, 2005. The Company recorded an impairment loss of $5,596 as a result of this evaluation. The vessel represents a component of the Company whose operations and cash flows were eliminated from the ongoing operations of the Company as defined by SFAS No. 144. In October 2005, the Company met all of the requirements to account for the disposal of the vessel as discontinued operations; accordingly, the operations and impairment charge of the vessel were reclassified as discontinued operations beginning in the fourth quarter of 2005 and prior year consolidated financial statements have been restated. In November 2005, the vessel was sold for $4,227, resulting in a gain on disposal of $215.

     As discussed in Note 3, another vessel representing a component of the Company was disposed of in November 2004.

     In December 2003, the Company approved a plan to sell the Venezuelan operations of its Logistics Services segment. In February 2004, the Company sold its Venezuelan Logistics operations for $1,506.

     On April 1, 1999, the Company adopted a plan to sell its South America trade lanes, river barging operations, related subsidiaries, vessels and certain other assets. In conjunction with the sale, the Company adopted a strategy to exit from several other South America operations. This was treated as discontinued operations in accordance with APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. As a result of a claims review performed quarterly, the Company adjusted its net liabilities and recorded expenses of $42 and income of $866 for the years ended December 31, 2005 and 2004, respectively, related to its South America discontinued operations. Furthermore, in the fourth quarter of 2004, the Company recorded income of $4,021 which represented the reversal of accrued liabilities for contingencies related to the return of equipment to the lessor. These liabilities were no longer appropriate as the Company reached an agreement in principle to sell operating equipment in the first quarter of 2005 to the party currently subleasing the operating equipment.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The above operations have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Discontinued operations for the years ended December 31 are summarized as follows:

                                                           2005      2004      2003
                                                          -------   -------   -------
Operating revenues......................................  $ 6,950   $36,952   $22,276
                                                          =======   =======   =======
Income (loss) from discontined operations before
  taxes.................................................  $(6,234)  $24,431   $ 1,512
Gain (loss) on disposal.................................      721        (5)       --
Income tax (expense) benefit............................    2,000    (9,400)     (300)
                                                          -------   -------   -------
Net income (loss) from discontinued operations..........  $(3,513)  $15,026   $ 1,212
                                                          =======   =======   =======

     The combined assets and liabilities of these discontinued operations included in the Company's Consolidated Balance Sheets at December 31, 2005 and 2004 are as follows:

                                                               2005     2004
                                                              ------   ------
Cash and cash equivalents...................................  $   --   $    4
Receivables, net............................................     175    1,887
Prepaid expenses and other assets...........................     348      731
                                                              ------   ------
Current assets of discontinued operations...................  $  523   $2,622
                                                              ======   ======
Accounts payable and accrued liabilities....................  $1,146   $1,736
Insurance claims payable....................................      79       --
Unearned revenue............................................      --      302
                                                              ------   ------
Current liabilities of discontinued operations..............  $1,225   $2,038
                                                              ======   ======

NOTE 5 -- HURRICANE KATRINA

     On August 29, 2005 Hurricane Katrina struck the Gulf Coast of the United States causing damage to a terminal in Gulfport, Mississippi leased by the Company's Latin America Liner Service and the destruction of approximately 1,200 pieces of leased and owned equipment. In addition, there have been certain general liability and cargo claims filed against the Company directly related to the storm. Furthermore, a barge owned by the Company and docked in Mobile, Alabama was washed ashore and is considered a constructive total loss.

     As a result of this event, the Company has recorded net estimated losses of $1,200 as Operating Expense in its Consolidated Statement of Operations for the year ended December 31, 2005. These losses are net of estimated insurance proceeds of $1,245. Estimated insurance proceeds have been recorded up to the amount of losses incurred on the owned and leased equipment. As of December 31, 2005, the Company has recorded $3,042 of insurance claims payable and $6,985 of receivables from reinsurers arising from this event. The Company continues to evaluate the impact of Hurricane Katrina and updates its estimates as facts and circumstances continue to develop.

NOTE 6 -- RESTRICTED CASH

     At December 31, 2005, the Company has cash and cash equivalents recorded in Prepaid Expenses and Other Current Assets in the amount of $5,917 restricted for the operation of certain vessels which the Company manages for unrelated third parties.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 7 -- RECEIVABLES, NET

     Receivables, net consist of the following at December 31, 2005 and 2004:

                                                                2005       2004
                                                              --------   --------
Trade receivables...........................................  $185,369   $146,399
  Less allowance for doubtful accounts......................   (12,380)    (8,351)
                                                              --------   --------
Trade receivables, net......................................   172,989    138,048
                                                              --------   --------
Other receivables...........................................    27,768     32,070
  Less allowance for doubtful accounts......................      (150)       (27)
                                                              --------   --------
Other receivables, net......................................    27,618     32,043
                                                              --------   --------
                                                              $200,607   $170,091
                                                              ========   ========

     Included in trade receivables at December 31, 2005 is a receivable balance of $191 from a retail gas station in Alaska which is owned by an employee of the Company. The Company recorded $1,135 in Fuel Sales during 2005 related to this retail gas station.

     Other receivables principally include insurance claims receivable from third party reinsurance companies and rebillable charges to customers for vessel management and other services.

NOTE 8 -- RECEIVABLE FROM RELATED PARTY

     The Company has entered into Split Dollar Life Insurance Agreements ("Agreements") with the Company's President, Chief Executive Officer, Chairman of the Board, and principal stockholder (the "Employee") whereby the Company paid the premiums on twelve life insurance policies ("Policies") of the Employee and a related Director prior to 2003.

     In December 2003, the Company and the Employee reached a settlement agreement whereby three of the Policies were cancelled and the Employee reimbursed the Company $7,508 which represented the total amount of net premiums paid by the Company on those Policies. In order to reimburse the Company, the Employee obtained a personal loan. The Company is not obligated to pay this loan and has not guaranteed repayment of this loan. However, the Company has agreed to reimburse the Employee for the interest on the loan, which is accounted for as compensation expense.

     Upon death of the insureds, the Company will receive the total paid for premiums under the remaining nine Policies, net of certain payments made by or on behalf of the Employee. If the Company and the Employee terminate the Agreements, the Company will be paid an amount equal to the lesser of the Policy cash surrender value or the amounts of premiums paid by the Company reduced by certain payments made by or on behalf of the Employee. The Company has accounted for this receivable with a balance of $11,540 and $11,177 at December 31, 2005 and 2004, respectively, at the lower of the net premium payments made or the cash surrender value of the Policies. The receivable is non-interest bearing and is stated at the amount the Company is entitled to receive under the Agreement.

NOTE 9 -- DIRECTOR'S LIFE INSURANCE

     In December 2003, the Company purchased life insurance policies which insure the life of a member of the Board of Directors. The Company is the owner and beneficiary of the policies. Accordingly, the Company has recorded the cash surrender value of the policies of $5,778 and $3,790 in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 10 -- GOODWILL

     The following is a summary of the carrying amount of goodwill and the goodwill acquired for the years ended December 31, 2005 and 2004:

                             DECEMBER 31,     ACQUIRED IN    DECEMBER 31,     ACQUIRED IN    DECEMBER 31,
SEGMENT                          2003            2004            2004            2005            2005
-------                     ---------------   -----------   ---------------   -----------   ---------------
Petroleum Services........      $44,786          $  --          $44,786         $8,483          $53,269
Marine Services...........           --             --               --            758              758
                                -------          -----          -------         ------          -------
                                $44,786          $  --          $44,786         $9,241          $54,027
                                =======          =====          =======         ======          =======

     Goodwill acquired during 2005 is more fully described in Note 2.

NOTE 11 -- INTANGIBLES

     The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2005 and 2004 are as follows:

                                              REMAINING
                                              WEIGHTED
                                               AVERAGE       GROSS                      NET
                                            AMORTIZATION    CARRYING   ACCUMULATED     BOOK
                                               PERIOD        AMOUNT    AMORTIZATION    VALUE
                                            -------------   --------   ------------   -------
2005
Deferred loan costs.......................    16.7 years    $14,571       $4,230      $10,341
Non-compete agreement.....................     4.8 years      3,000          150        2,850
Customer lists............................     7.9 years      7,932        1,472        6,460
                                                            -------       ------      -------
                                              12.1 years    $25,503       $5,852      $19,651
                                                            =======       ======      =======
2004
Deferred loan costs.......................    17.4 years    $14,571       $3,165      $11,406
Non-compete agreement.....................     2.8 years      1,646          912          734
Customer lists............................     3.5 years      2,723          738        1,985
                                                            -------       ------      -------
                                              14.7 years    $18,940       $4,815      $14,125
                                                            =======       ======      =======

     Based on impairment evaluations performed in the second quarter of 2005 and the fourth quarter of 2004, the Company recorded impairment losses on non-compete agreements in its Logistics Services segment in the amounts of $623 and $380, respectively. This impairment is recorded in Depreciation and Amortization in the accompanying Consolidated Statement of Operations.

     Amortization expense related to the intangible assets for the years ended December 31, 2005, 2004, and 2003 was $2,683, $2,381 and $2,049, respectively.
The amortization expense for each of the five succeeding fiscal years ending December 31 is estimated to be as follows:

2006........................................................  $2,754
2007........................................................   2,714
2008........................................................   2,197
2009........................................................   1,801
2010........................................................   1,568

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12 -- CAPITAL CONSTRUCTION FUND

     Under its agreement with the U.S. Government, the Company is allowed to make deposits to the Capital Construction Fund ("CCF") of earnings and gains from qualified operations without payment of federal taxes. CCF cash and marketable securities are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration for use of these funds. Deposits to the CCF are considered tax deductions in the year designated; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement. Qualified withdrawals for investments in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.

     At December 31, 2005, the Company has designated $41,000 of qualified earnings as "accrued deposits" to its CCF. Such accrued deposits are reflected in the Consolidated Balance Sheets as a reduction of current assets. Furthermore, the Company has reduced its current tax liability and increased its deferred tax liability at December 31, 2005 for the effects of this accrued deposit.

NOTE 13 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following at December 31, 2005 and 2004:

                                                                 2005         2004
                                                              ----------   ----------
Floating equipment..........................................  $  838,348   $  853,774
Other operating equipment...................................     165,867      119,206
Buildings, leasehold improvements and other.................     107,149       89,619
Construction in progress....................................      84,415       20,930
                                                              ----------   ----------
                                                               1,195,779    1,083,529
Less accumulated depreciation and amortization..............    (588,460)    (590,697)
                                                              ----------   ----------
                                                                 607,319      492,832
Restricted cash and cash equivalents........................          --        1,157
                                                              ----------   ----------
Total property and equipment................................  $  607,319   $  493,989
                                                              ==========   ==========

     Restricted cash and cash equivalents included in property and equipment represent funds for the future purchase of property and equipment currently restricted by lenders. Depreciation and amortization of property and equipment was $44,814, $43,976 and $48,207 for the years ended December 31, 2005, 2004 and
2003, respectively.

     Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest of $2,478, $335 and $627 was capitalized in 2005, 2004 and 2003, respectively.

     The Company has certain vessels it has designated as surplus and has implemented a plan to dispose of them. The Company annually evaluates the recoverability of its carrying value of these vessels and as a result recorded a write down in its Marine Services Segment of $1,206 in 2004. The net book value of these vessels at December 31, 2005 and 2004 is $1,516 and $10,252, respectively.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14 -- LEASES AND LEASE COMMITMENTS

     The Company leases and subleases vessels on both a time charter and bareboat charter basis. It also leases and subleases terminals, office facilities, and operating equipment. Certain of the Company's leases contain various options for renewals and the ability to purchase the assets leased at fair value.

     Future minimum annual rental payments and receipts required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, excluding renewal options, as of December 31, 2005 are summarized as follows:

                                                              PAYMENTS   RECEIPTS
                                                              --------   --------
2006........................................................  $ 56,693   $ 97,456
2007........................................................    37,140     63,080
2008........................................................    27,560     62,471
2009........................................................    17,186     47,052
2010........................................................     7,925     23,031
Thereafter..................................................    28,061         --
                                                              --------   --------
                                                              $174,565   $293,090
                                                              ========   ========

     Total rental expense for all leases, including short-term leases, was $111,912, $105,969 and $116,080 for the years ended December 31, 2005, 2004 and
2003, respectively.

     Certain lease agreements contain restrictive covenants which require: (a) maintenance of minimum amounts of net worth; and (b) maintenance of a net debt (as defined in such agreements) to earnings before interest, taxes, depreciation and amortization not to exceed 6.0 to 1. The Company was in compliance with all covenants under its leasing agreements at December 31, 2005.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15 -- LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2005 and 2004:

                                                                2005       2004
                                                              --------   --------
United States Government-guaranteed ship-financing bonds and notes (Title XI), collateralized by vessels with a net
  book value of $207,831 at December 31, 2005, bearing
  interest from 4.96% to 6.75%, payable in installments
  through 2027..............................................  $184,659   $194,605
Debt collateralized by vessels with a net book value of
  $82,009 at December 31, 2005, bearing interest from 5.35%
  to 6.09%, payable in installments through 2013............   141,653    163,568
Industrial revenue bonds, with variable interest rates of
  3.1% to 3.47% at December 31, 2005, principal balance of
  $10,200 payable in installments beginning in 2006 through
  2013, and principal balance of $4,000 payable in 2014.....    14,200     14,200
Revolver, collateralized by vessels with a net book value of
  $45,266 at December 31, 2005, bearing interest of 4.25%
  based on LIBOR plus 1.375%................................    10,000         --
Other, bearing interest from 6.75% to 7.50%, payable in
  installments through 2010.................................     5,600         --
                                                              --------   --------
                                                               356,112    372,373
Less current portion........................................   (33,426)   (30,993)
                                                              --------   --------
                                                              $322,686   $341,380
                                                              ========   ========

     The Company's $95,000 Amended and Restated Credit Agreement (the "Revolving Credit Agreement") expires in February 2009. Borrowing rates are based on either Eurodollar or Bank Base rates. Borrowings outstanding under the Revolving Credit Agreement at December 31, 2005 were $10,000 which was repaid in January 2006. Outstanding letters of credit totaled $34,338 at December 31, 2005, leaving $50,662 borrowing capacity under the Revolving Credit Agreement.

     The Company's financing agreements, including its Revolving Credit Agreement, contain restrictive covenants which require, among other things: (a) maintenance of a net debt (as defined in such agreements) to stockholders' equity ratio which shall not exceed 2.25 to 1; (b) a maximum total debt (as defined by such agreement) to earnings before interest, taxes, depreciation, amortization and rent expense (as defined by such agreement) not to exceed 3.0 to 1; and (c) maintenance of an interest coverage ratio of 3.5 to 1. While the Company is prohibited from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period at a combined cost not to exceed $10,000. At December 31, 2005, the Company was in compliance with all covenants under its financing arrangements.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Annual scheduled payments for long-term debt as of December 31, 2005 are as follows:

  2006......................................................  $ 33,426
  2007......................................................    33,699
  2008......................................................    35,815
  2009......................................................    84,865
  2010......................................................    11,962
Thereafter..................................................   156,345
                                                              --------
                                                              $356,112
                                                              ========

     Total interest expense, including capitalized interest, for the years ended December 31, 2005, 2004 and 2003 was $22,113, $20,500 and $20,356, respectively.

NOTE 16 -- INCOME TAXES

     The income tax provision (benefit) on income from continuing operations includes the following for the years ended December 31, 2005, 2004 and 2003:

                                                            2005      2004      2003
                                                           -------   -------   ------
Current:
  Federal................................................  $ 7,416   $(3,892)  $ (979)
  State..................................................    1,016       293       37
  Foreign................................................    5,046     2,629    3,097
                                                           -------   -------   ------
     Total current.......................................   13,478      (970)   2,155
                                                           -------   -------   ------
Deferred:
  Federal................................................    9,139     2,828    5,107
  State..................................................      783       242      438
                                                           -------   -------   ------
     Total deferred......................................    9,922     3,070    5,545
                                                           -------   -------   ------
                                                           $23,400   $ 2,100   $7,700
                                                           =======   =======   ======

     A reconciliation of the federal statutory income tax for 2005, 2004 and 2003 at a rate of 35%, and the provision for federal, foreign, and state taxes on income is as follows for the years ended December 31, 2005, 2004 and 2003:

                                                           2005      2004      2003
                                                          -------   -------   -------
Federal income tax on income at the statutory rate of
  35%...................................................  $23,026   $ 4,196   $ 6,905
Excess of book over tax depreciation on assets
  constructed with CCF..................................      658       691       862
State and foreign income tax less federal income tax
  benefit...............................................    2,102       250       880
Nondeductible expenses..................................      (50)      141        77
Net change in tax reserves..............................   (3,982)   (3,516)   (1,029)
Valuation allowance on foreign losses...................    1,772        --        --
Other...................................................     (126)      338         5
                                                          -------   -------   -------
                                                          $23,400   $ 2,100   $ 7,700
                                                          =======   =======   =======

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The net deferred income tax assets (liabilities) shown below, both current and noncurrent, result from the tax effects of the following temporary differences at December 31, 2005 and 2004:

                                                                2005        2004
                                                              ---------   ---------
Deferred tax assets:
  Non-deductible reserves...................................  $  24,666   $  19,387
  Treasury lock agreement...................................      2,225       2,449
  Intangibles...............................................        985          --
  Other.....................................................      2,434       2,765
  Foreign losses............................................      3,143       1,790
  Tax credits...............................................         --         889
                                                              ---------   ---------
                                                                 33,453      27,280
  Valuation allowance.......................................     (3,143)     (2,260)
                                                              ---------   ---------
                                                                 30,310      25,020
                                                              ---------   ---------
Deferred tax liabilities:
  Excess of book carrying values over tax bases of
     depreciable assets.....................................    (98,519)    (95,965)
  Capital Construction Fund accrued deposits................    (15,580)         --
  Drydocking................................................     (4,988)     (8,778)
  Foreign subsidiaries......................................     (1,544)         --
                                                              ---------   ---------
                                                               (120,631)   (104,743)
                                                              ---------   ---------
  Net deferred tax liability................................    (90,321)    (79,723)
  Current asset.............................................     19,681      13,008
                                                              ---------   ---------
  Long-term liability.......................................  $(110,002)  $ (92,731)
                                                              =========   =========

     As discussed in Note 12 above, the Company has restricted CCF funds. Taxes on CCF deposits and earnings made prior to January 1, 1993 are being recognized over the remaining lives of the assets purchased with qualified CCF withdrawals. At December 31, 2005, 2004 and 2003, the difference between the book carrying values and the tax bases of assets as a result of these past deposits for which the Company has not provided taxes, is $12,455, $14,338 and $16,311, respectively.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The methods and assumptions used to estimate the fair value of each class of financial instruments, which potentially subject the Company to concentrations of credit risk, are set forth below:

     - Cash and cash equivalents, marketable securities, and restricted cash -- The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

       amount of credit exposure to any one financial institution. The carrying amounts reported in the Consolidated Balance Sheets for these items approximate fair value at December 31, 2005 and 2004.

     - Trade receivables -- Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many diverse industries and geographies. The carrying amounts reported in the Consolidated Balance Sheets for trade receivables approximate fair value at December 31, 2005 and 2004.

     - Long-term debt -- Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2005, the estimated fair value of the Company's debt, with a carrying value of $356,112 is $363,189. At December 31, 2004, the estimated fair value of the Company's debt, with a carrying value of $372,373 is $381,784.

NOTE 18 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Dividends on preferred class A convertible stock are cumulative at 5% per annum, payable annually on July 1st. Cumulative dividends in arrears bear interest at a rate determined by the Board of Directors between 8% and 12%, inclusive, compounded annually. There are no dividends in arrears at December 31, 2005. These shares, together with unpaid cumulative dividends and interest, if any, are convertible to common stock at a conversion price of $1,200 per share, subject to specified anti-dilution adjustments. Shares may be redeemed, at the Company's option, for $100 per share plus unpaid cumulative dividends and interest.

EARNINGS PER COMMON SHARE

     The computations of the numerator and denominator for calculating basic and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                         2005       2004       2003
                                                       --------   --------   --------
Numerator:
Income from continuing operations....................  $ 42,389   $  9,889   $ 12,029
  Less preferred stock dividends.....................    (1,575)    (1,575)    (1,575)
  Less change in fair value of redeemable common
     stock...........................................      (330)        --         --
                                                       --------   --------   --------
  Income for basic earnings per common share from
     continuing operations...........................    40,484      8,314     10,454
Income (loss) from discontinued operations...........    (3,513)    15,026      1,212
Cumulative effect of change in accounting
  principle..........................................        --         --       (420)
                                                       --------   --------   --------
  Net income for basic earnings per common share.....    36,971     23,340     11,246
  Plus preferred dividends...........................     1,575      1,575      1,575
                                                       --------   --------   --------
  Net income for diluted earnings per common share...  $ 38,546   $ 24,915   $ 12,821
                                                       ========   ========   ========
Denominator:
  Basic weighted average shares......................   134,525    135,302    135,702
  Effect of dilutive securities -- convertible
     preferred stock.................................    26,906     26,250     26,250
                                                       --------   --------   --------
  Diluted weighted average shares....................   161,431    161,552    161,952
                                                       ========   ========   ========

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 19 -- EMPLOYEE BENEFIT PLANS

     The Company contributes to Company defined contribution pension plans covering substantially all employees. The Company also makes contributions to non-Company sponsored multiemployer defined benefit and defined contribution pension and welfare plans pursuant to collective bargaining agreements with labor unions representing the Company's sea-going personnel, in accordance with their terms. Expenses included in operations under these benefit plans are as follows for the years ended December 31, 2005, 2004 and 2003:

                                                           2005      2004      2003
                                                          -------   -------   -------
Company benefit plans...................................  $ 7,119   $ 5,416   $ 5,439
Non-Company sponored benefit plans......................   11,318    11,406     9,707
                                                          -------   -------   -------
                                                          $18,437   $16,822   $15,146
                                                          =======   =======   =======

     The plans listed below are the Company-sponsored plans for which the non-union salaried and administrative employees are eligible to participant.

  CROWLEY RETIREMENT INCOME SYSTEM PLAN

     The Company sponsors the Crowley Retirement Income System Plan (the "CRISP"). The CRISP is a profit sharing plan designed to provide eligible employees with retirement benefits. The Company contributes 3% of eligible earnings to participants' accounts and matches 50% of employee contributions up to 6%.

  DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan for which the participants and annual contributions, if any, are determined by the Compensation Committee or the Executive Compensation Subcommittee. For each year's contribution, participants become fully vested after five years, upon attaining age 65, upon death, or other financial criteria as established by the Compensation Committee or the Executive Compensation Subcommittee. Funds for each year's contribution may be distributed, at the participant's election, upon becoming 100% vested, at attainment of age 65 or upon retirement. If the participant dies before receiving the distribution of his or her account, such account will be distributed to his or her beneficiary in a lump sum cash payment as soon as practicable after the participant's death. Contributions are placed in an irrevocable rabbi trust available only to the participants and the Company's creditors.

  RETIREMENT STOCK PLAN

     The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan ("RSP"). Contributions to the RSP are made by the Company based on an annual determination made by the Board of Directors. If stock is contributed, the stock is valued at the stock's non-marketable minority interest fair value, as determined by an independent appraisal. No contributions were made during the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, 2004 and 2003, the plan held 8,579, 9,063 and 9,372 shares of common stock, respectively. All participant accounts are fully vested. Distribution of shares allocated to RSP participants are made as soon as practicable following the participant's death, disability retirement, termination of Company employment after attainment of age 65 or termination of employment if the participants account balance is less than one share. All other vested participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or
(b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution of whole shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of Company stock shall be subject to the Company's right to

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

repurchase such shares for cash equal to their fair value, (based on a non-marketable minority basis) determined by an independent appraisal as of the preceding calendar year-end.

  EMPLOYEE STOCK OWNERSHIP PLAN

     Effective January 1, 2005, the Company is sponsoring the Crowley Maritime Corporation Employee Stock Ownership Plan (the "ESOP") as a vehicle to enable participants to acquire stock ownership interests in the Company without requiring any cash outlay, reduction in pay or other personal investment on the part of the participant. Eligible employees of the Company, as defined by the ESOP, who work at least 22 Weeks of Service during a Plan Year and are employed as of December 31, or have terminated employee status during the Plan Year due to death, disability or retirement are eligible for allocation of shares.

     In June 2005, the ESOP was funded by a $1,414 loan (the "ESOP Loan") from the Company that bears interest at 5.0% per annum. The ESOP Loan was used to purchase 1,000 shares of common stock from the Company. The ESOP Loan will be repaid over a ten-year term from the Company's plan contributions. The shares of common stock purchased with the ESOP Loan are pledged as collateral for the debt until the shares are released for allocation to eligible employees.

     The ESOP will release shares of common stock for allocation to eligible employees over the remaining term of the ESOP Loan based on the amount of principal paid by the ESOP. Eligible Employees are vested in allocated shares in 5 years of service after January 1, 2005. Shares pledged as collateral (unallocated shares) are reported in "Unearned ESOP Common Stock" in the accompanying Consolidated Balance Sheets.

     As shares are committed to be released, the Company records compensation expense equal to the fair value of the Company's common stock. Because the Company's stock is not actively traded on any exchange, its fair value is determined annually by an independent appraisal based on a non-marketable minority interest basis. The independent appraisal is obtained during the second quarter of each year. The shares released are treated as outstanding for purposes of computing earnings per share. The Company has recognized $147 of compensation expense for the year ended December 31, 2005, respectively, based upon the shares committed to be released.

     Each share of common stock held by the ESOP contains a put option which, upon distribution of the common stock to a participant, entitles the participant to put the common stock to the Company for the fair value, as defined by the ESOP. Therefore, the Company has classified the maximum cash obligation of the common stock held by the ESOP as mezzanine equity under the caption "redeemable common stock" in the accompanying Consolidated Balance Sheets.

     At December 31, 2005, the ESOP held the following shares:

ESOP shares committed to be released........................     104
Unearned ESOP shares........................................     896
                                                              ------
Total shares held by ESOP...................................   1,000
                                                              ======
Fair value of unearned ESOP shares..........................  $1,267

  STOCK SAVINGS PLAN

     The Company sponsors the Stock Savings Plan (the "SSP"), a profit sharing plan which holds 4,075 shares of the Company's common stock at December 31, 2005, all of which are fully released and vested. Upon distribution of common stock from the SSP, each share of common stock contains a put option which provides the participants with the option to sell their stock to the Company upon retirement, death or

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

after a break in service for the common stock's fair value (based on a marketable minority basis) determined by an independent appraisal as of the preceding calendar year-end.

     In the second quarter of 2005, the Company reclassified the maximum cash obligation at December 31, 2004 of the SSP stock to "Redeemable Common Stock" included in mezzanine equity from "Stockholders' Equity" in the accompanying Consolidated Balance Sheets in accordance with Emerging Issues Task Force 89-11, Sponsor's Balance Sheet Classification of Capital Stock with a Put Option Held by an Employee Stock Ownership Plan. The amount reclassified at December 31, 2004 was $8,700. The maximum cash obligation at December 31, 2005 of the SSP stock is $8,036.

     The Company has evaluated the impact of this reclassification on its basic and diluted earnings per common share in its previously issued audited consolidated financial statements and unaudited quarterly financial statements. The Company determined the effect of this reclassification was not material to any prior periods and therefore, has not restated any basic and diluted earnings per common share in its audited annual and unaudited quarterly financial statements for prior periods.

NOTE 20 -- ENVIRONMENTAL COSTS

     The Company's estimates for environmental remediation costs include labor costs, equipment rental, engineering, consulting fees and material costs. Estimates for environmental remediation are based on the phase of the remedial action, the type of technology being used, the experience of the type of technology used and on the environmental consultant's experience or personal experience. Other costs, such as legal and regulatory oversight, are based on experience with similar remedial projects in the same geographic region as the site in question. The recorded liabilities for the estimated future environmental costs at December 31, 2005 and 2004 are approximately $3,874 and $4,399, respectively. The estimated annual payments for future environmental costs as of December 31, 2005 are as follows:

2006........................................................  $  905
2007........................................................     849
2008........................................................     424
2009........................................................     414
2010........................................................     162
Thereafter..................................................   1,120
                                                              ------
                                                              $3,874
                                                              ======

     The Company has classified $905 as Accounts Payable and Accrued Liabilities and $2,969 as Other Liabilities in the accompanying Consolidated Balance Sheet at December 31, 2005. The actual provision for environmental costs has not differed materially from the amounts recorded.

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 21 -- COMMITMENTS AND CONTINGENCIES

  GENERAL LITIGATION

     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2005, cannot be ascertained. While these matters could affect the Company's operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company's consolidated financial condition, results of operations or cash flows.

  LITIGATION INVOLVING DIRECTORS

     A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the "Court") in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants have pursued a corporate policy of entrenching the Company's controlling stockholder, Thomas B. Crowley, Jr., and certain members of the Crowley family by allegedly expending corporate funds improperly. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. On September 30, 2005, the Court held a hearing and requested additional briefing on several issues from the plaintiff and the Company. That motion was briefed and argued on September 30, 2005. At oral argument, the plaintiffs proposed amending their complaint. On December 27, 2005, plaintiffs formally moved for leave to amend their complaint, and another purported stockholder filed a motion to intervene in the action. On January 19, 2006, the Court ordered that defendants' motion to dismiss is stayed pending resolution of the motion to amend and motion to intervene. Defendants' opposition briefs to the motion to amend and motion to intervene were filed February 27, 2006. The Company believes that there are legal and factual defenses to these claims and intends to defend this action vigorously. The Company believes that an adverse outcome of this case would not have a material effect on the financial condition, results of operations or cash flows.

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

     Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases ("the Multidistrict Litigation") were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, the cases were dismissed subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 31 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs' attorneys are not actively pursuing the cases. Although nine years have passed since the dismissal, it is not known whether a plan can be developed that will result in settlement of the cases. If not settled, upon reinstatement, the cases should be remanded to the Ohio and Michigan Federal Courts.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     In addition, the Company is a defendant with others in approximately 88 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.

     Substantially all of the cases described above, as with other asbestos and toxic tort cases in which the Company has been named as a party, not only involve numerous named defendants, but also generally do not allege specific monetary damages beyond the jurisdictional requirement. If specific damages are sought, they would apply in various amounts against various defendants.

     In many claims that have been asserted against the Company, the plaintiffs have been unable to establish any causal relationship to the Company. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any injury or compensable loss that resulted from asbestos exposure or that alleged exposure was related to the Company.

     The Company has insurance coverage that may reimburse it for a substantial portion of: (a) the costs incurred defending against asbestos claims; and (b) the amounts the Company pays to settle claims or honor judgments by courts. The coverage is provided by a large number of insurance policies written by dozens of insurance companies over a period of many years. The amount of insurance coverage depends on the nature of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and the terms and conditions of the specific policy.

     At December 31, 2005, the Company has accrued $2,783 as its best estimate of the liability for pending asbestos and toxic claims and has recorded a receivable from its insurance companies of $1,081 related to the asbestos litigation described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.

     The unpredictability of personal injury litigation makes it difficult to accurately predict the ultimate resolution of these asbestos and toxic claims. By their very nature, civil actions relating to toxic substances vary according to the fact pattern of each case, including whether the plaintiff can prove actual disease, if any, or actual exposure, if any, to asbestos on Company vessels, the number of defendants and their relative shares of liability in each case, the applicable jurisdiction and numerous other factors. This uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. It is therefore possible that an adverse outcome in some of these cases could have a material adverse affect on the Company's consolidated financial condition, operating results or cash flows.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     A summary of the asbestos-related claims for 2005 and 2004 is presented below (dollars are in thousands):

                                                              2005   2004
                                                              ----   ----
Number of claims filed......................................    62     60
Number of claims settled....................................     6     10
Number of claims dismissed..................................     6     20
Total settlements paid......................................  $ 93   $163
Average settlement..........................................  $ 16   $ 16
Legal expenses paid.........................................  $571   $898
Insurance proceeds received.................................  $ 77   $298

     In addition to the asbestos-related claims in the summary above, in 2004 the Company settled certain asbestos-related claims that involved seamen employed by the Company for over 30 years. The Company expensed $2,125 and $4,200 related to this litigation in the first and second quarters of 2004, respectively. Although no insurance receivable has been recorded on these claims, the Company is aggressively pursuing reimbursement from certain insurance companies. In October 2004, the Company submitted demand letters to certain insurance underwriters for settlement amounts and defense costs paid. In November 2004, the Company filed suit against the insurance underwriters. The case is currently in discovery.

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

     During 2005, the Company has executed agreements totaling approximately $29,303 to purchase certain equipment and two vessels that are expected to be delivered during 2006. Payments of approximately $21,770 were made under these commitments during the year ended December 31, 2005.

     During 2004 and 2005, the Company entered into contracts for the construction of 6 articulated tug/barge units at an aggregate cost of approximately $276,450 (including the cost of owner furnished equipment). The units are currently under construction and two units are expected to be delivered during each of 2006, 2007 and 2008. Payments of $59,263 and $16,299 were made under these contracts during the years ended December 31, 2005 and 2004, respectively.

     The Company is also obligated under contractual commitments for leasehold improvements under an operating lease, software maintenance agreements, and minimum purchased transportation. Payments of $18,117, $14,220 and $9,853 were made under these commitments for the years ended December 31, 2005, 2004 and 2003, respectively.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The future payments under the above commitments for the next five years as of December 31, 2005 are as follows:

2006........................................................  $114,350
2007........................................................    97,371
2008........................................................    33,627
2009........................................................       565
2010........................................................         2
                                                              --------
                                                              $245,915
                                                              ========

NOTE 22 -- ADDITIONAL CASH FLOW INFORMATION

     Interest paid, net of amounts capitalized, and income tax payments (refunds) for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                           2005      2004      2003
                                                          -------   -------   -------
Interest................................................  $19,756   $19,031   $18,022
Income taxes............................................    9,339     8,715    (4,913)

     At December 31, 2005 and 2004, the Company has accrued $9,742 and $3,445, respectively for the purchase of property and equipment.

NOTE 23 -- FINANCIAL INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

SEGMENT INFORMATION

     Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on the types of services provided by each segment. Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 1. The Company accounts for intersegment revenue and transfers at cost.

     Effective July 1, 2005, the Company implemented a corporate reorganization. As a result of this reorganization, the Company reevaluated its operating segments and reporting segments and retroactively changed them to be aligned with the Company's new structure. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Islands Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company manages its business operations and evaluates performance based upon the revenue and operating income of its operating segments.

     As a result of the Company's change in its organizational structure, the previously reported Ship Assist and Escort Service and Energy and Marine Service operating segments have been combined into one operating segment called Marine Services. In addition, certain ship management services previously reported under Liner Services and the former Oil and Chemical Distribution and Transportation Services are reported in Marine Services. The remaining portions of the former Oil and Chemical Distribution and Transportation Services (the Petroleum Service and Marine Transport Corporation) including certain ship management services are now part of an operating segment named Petroleum Services.

     The Company has aggregated the Puerto Rico and Caribbean Islands Liner Services and the Latin America Liner Services into one reportable segment called Liner Services. These operating segments are

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

aggregated based upon their long-term financial performance and because their products, services and class of customers are similar. The Liner Services segment provides ocean transportation services for the carriage of cargo between two geographic areas: (1) ports in the United States and ports in Puerto Rico and certain eastern Caribbean islands; and (2) ports in the United States and ports in Mexico, Central America, and certain Western Caribbean islands. The Liner Services segment provides a broad range of cargo transportation services including the carriage of containers, trailers, vehicles and oversized cargo.

     Logistics Services, formerly aggregated in the Liner Services segment, is being reported as a separate reportable segment based upon its long-term financial performance. Logistics services are provided in the United States and Central America and include: (a) freight forwarding, ocean transportation and airfreight to points throughout the world; (b) warehousing and distribution services, customs clearance and trucking within the United States and Central America; and (c) full package activities intended to create efficiencies in the carriage of goods.

     The Marine Services segment provides ship assist and escort services (including ship assist, tanker escort, docking and related services, fire fighting, emergency towing and oil spill response) and specialized services to companies on a worldwide basis engaged in the exploration, production and distribution of oil and gas. This segment offers turnkey project management for major infrastructure projects as well as logistics and inventory control services for the oil and gas industry. In addition, Marine Services provides worldwide marine salvage and marine wreck removal services as well as vessel management services to third parties.

     Petroleum Services transports crude oil, petroleum products and chemicals among ports on the east and west coasts of the United States, Alaska, and the Gulf of Mexico. Petroleum Services also operates a refined petroleum products distribution business in Alaska which includes the operations of owned or leased tank farms and the distribution of fuel via distribution centers, gas stations and retail delivery. Petroleum Services also provides vessel management services to third parties.

     The Other segment includes corporate services. Corporate services provides accounting, legal, human resources, information technology, purchasing support, insurance services, engineering services and vessel acquisition to the Company's operating segments and allocates 100% of their associated costs to the operating segments. Asset charges (recoveries) are allocated to the segment that last used the asset.

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The table below summarizes certain financial information for each of the Company's segments and reconciles such information to the Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003. The Company does not segregate assets or expenditures for long-lived assets by reporting segment; therefore these amounts are reported under the Other segment. Additionally, the Company does not allocate interest expense, interest income, other income, or income taxes to operating segments. Accordingly, such amounts are included in the Other segment. As a result of the changes in the Company's reportable segments during 2005, the information for prior years has been restated to conform with the current year presentation. This information has also been restated for discontinued operations, as discussed in Note 4.

                                LINER     LOGISTICS    MARINE    PETROLEUM    SEGMENT                                CONSOLIDATED
                               SERVICES   SERVICES    SERVICES   SERVICES      TOTAL        OTHER      ELIMINATION      TOTAL
                               --------   ---------   --------   ---------   ----------   ----------   -----------   ------------
2005
Revenues.....................  $639,093    $48,062    $183,915   $319,743    $1,190,813           --           --     $1,190,813
Intersegment revenues........     6,766         59      48,838         --        55,663   $  109,419    $(165,082)            --
Depreciation and
  amortization...............    14,064      1,581      10,447     16,517        42,609       22,486           --         65,095
Asset recoveries, net........    (4,466)       (55)    (10,257)      (563)      (15,341)          --           --        (15,341)
Operating income (loss)......    42,158     (2,127)     21,437     19,332        80,800           --           --         80,800
Income (loss) from
  discontinued operations,
  net of tax expense
  (benefit)..................       (43)        (8)        303     (3,765)       (3,513)          --           --         (3,513)
Assets.......................                                                        --    1,058,711                   1,058,711
Total expenditures for
  additions to long-lived
  assets.....................                                                        --      113,957                     113,957
2004
Revenues.....................  $587,689    $38,440    $161,426   $202,846    $  990,401           --           --     $  990,401
Intersegment revenues........     3,005        485      39,310         --        42,800   $  107,588    $(150,388)            --
Depreciation and
  amortization...............    11,236      1,605      10,895     15,675        39,411       23,207           --         62,618
Asset charges (recoveries),
  net........................      (667)        46      (4,253)        28        (4,846)          --           --         (4,846)
Operating income (loss)......    23,973     (5,811)       (955)    11,809        29,016           --           --         29,016
Income (loss) from
  discontinued operations,
  net of tax expense
  (benefit)..................     2,987     (1,809)         --     13,848        15,026           --           --         15,026
Assets.......................                                                        --      980,757                     980,757
Total expenditures for
  additions to long-lived
  assets.....................                                                        --       27,594                      27,594
2003
Revenues.....................  $544,196    $27,372    $151,548   $236,664    $  959,780           --           --     $  959,780
Intersegment revenues........     1,119        440      32,784         --        34,343   $   99,218    $(133,561)            --
Depreciation and
  amortization...............     9,503        827      12,248     11,513        34,091       23,669           --         57,760
Asset charges (recoveries),
  net........................      (997)         4      (2,602)    (1,788)       (5,383)          --           --         (5,383)
Operating income (loss)......    25,039     (5,505)     (3,248)    20,982        37,268           --           --         37,268
Income (loss) from
  discontinued operations,
  net of tax expense
  (benefit)..................        --     (1,177)         --      2,389         1,212           --           --          1,212
Assets.......................                                                        --    1,012,970                   1,012,970
Total expenditures for
  additions to long-lived
  assets.....................                                                        --       19,247                      19,247

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

GEOGRAPHIC AREA INFORMATION

     Revenues are attributed to the United States and to all foreign countries based on the port of origin for the ocean transportation of the carriage of cargo and the location of service provided for all other operations. Revenues from external customers attributable to an individual country, other than the United States, were not material for disclosure.

     Revenues from external customers and property and equipment, net information by geographic area are summarized as follows:

                                                      UNITED     ALL FOREIGN   CONSOLIDATED
                                                      STATES      COUNTRIES       TOTAL
                                                    ----------   -----------   ------------
2005
Revenues..........................................  $1,011,774    $179,039      $1,190,813
Property and equipment, net.......................     596,332      10,987         607,319
2004
Revenues..........................................  $  829,279    $161,122      $  990,401
Property and equipment, net.......................     490,317       3,672         493,989
2003
Revenues..........................................  $  820,978    $138,802      $  959,780
Property and equipment, net.......................     506,936       3,921         510,857

NOTE 24 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summary data relating to the consolidated results of operations for each quarter of the years ended December 31, 2005 and 2004 are as follows:

                                                                     QUARTER ENDED
                                                     ----------------------------------------------
                                                      MARCH 31      JUNE 30     SEPT. 30   DEC. 31
                                                     -----------   ----------   --------   --------
2005
Revenues...........................................   $239,207      $266,926    $343,822   $340,858
Operating income...................................      7,827        14,311      29,020     29,642
Income from continuing operations..................   $  2,153      $ 10,087    $ 15,968   $ 14,181
Income (loss) from discontinued operations, net of
  tax..............................................       (313)          319      (3,301)      (218)
                                                      --------      --------    --------   --------
Net income.........................................   $  1,840      $ 10,406    $ 12,667   $ 13,963
                                                      ========      ========    ========   ========
Basic earnings per common share:
  Income from continuing operations................   $  13.04      $  69.50    $ 115.94   $ 102.80
  Income (loss) from discontinued operations, net
     of tax........................................      (2.32)         2.37      (24.57)     (1.62)
                                                      --------      --------    --------   --------
  Net income.......................................   $  10.72      $  71.87    $  91.37   $ 101.18
                                                      ========      ========    ========   ========
Diluted earnings per common share:
  Income from continuing operations................   $  13.04      $  60.62    $  99.44   $  88.07
  Income (loss) from discontinued operations, net
     of tax........................................      (2.32)         1.98      (20.56)     (1.35)
                                                      --------      --------    --------   --------
  Net income.......................................   $  10.72      $  62.60    $  78.88   $  86.72
                                                      ========      ========    ========   ========

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     QUARTER ENDED
                                                     ----------------------------------------------
                                                      MARCH 31      JUNE 30     SEPT. 30   DEC. 31
                                                     -----------   ----------   --------   --------
2004
Revenues...........................................   $222,160      $250,766    $268,792   $248,683
Operating income (loss)............................     (1,456)        4,144      16,966      9,362
Income (loss) from continuing operations...........   $ (3,738)     $     62    $  7,311   $  6,254
Income (loss) from discontinued operations, net of
  tax..............................................     (1,160)          699         559     14,928
                                                      --------      --------    --------   --------
Net income (loss)..................................   $ (4,898)     $    761    $  7,870   $ 21,182
                                                      ========      ========    ========   ========
Basic income (loss) per common share:
  Income (loss) from continuing operations.........   $ (30.49)     $  (2.45)   $  51.18   $  43.41
  Income (loss) from discontinued operations, net
     of tax........................................      (8.55)         5.16        4.13     110.57
                                                      --------      --------    --------   --------
  Net income (loss)................................   $ (39.04)     $   2.71    $  55.31   $ 153.98
                                                      ========      ========    ========   ========
Diluted income (loss) per common share:
  Income (loss) from continuing operations.........   $ (30.49)     $  (2.45)   $  45.28   $  38.78
  Income (loss) from discontinued operations, net
     of tax........................................      (8.55)         5.16        3.46      92.58
                                                      --------      --------    --------   --------
  Net income (loss)................................   $ (39.04)     $   2.71    $  48.74   $ 131.36
                                                      ========      ========    ========   ========

  FOURTH QUARTER 2005 SIGNIFICANT EVENTS:

     During the fourth quarter of 2005 a vessel, representing a component of the Company, was disposed. The vessel and its related operations have been classified as discontinued operations. Refer to Note 4 for additional information.

     During the fourth quarter of 2005, the Company recorded an additional $4,200 of insurance claims reserves primarily related to its workers compensation and protection and indemnity self-insurance.

  FOURTH QUARTER 2004 SIGNIFICANT EVENTS:

     During the fourth quarter of 2004 a vessel, representing a component of the Company, was disposed. The vessel and its related operations have been classified as discontinued operations. Refer to Note 3 for additional information.

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Company has evaluated the impact of these adjustments on the previously issued audited consolidated financial statements and unaudited quarterly financial statements. The Company determined the effect of these adjustments individually and in the aggregate was not material to any prior periods and therefore, has not restated any financial statements for prior periods.

NOTE 25 -- SUBSEQUENT EVENTS

     On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively "CDI"), a fuel distribution business in Alaska, for $5,100 cash. The acquisition of CDI further expands the Company's Alaskan fuel distribution business. The operation of CDI will be included in the Company's Consolidated Statement of Operations, within the Petroleum Services segment, commencing January 1, 2006. The Company is in the process of allocating the purchase price which includes obtaining independent appraisals of the fair value of assets and intangibles acquired. The Company will also be evaluating contingencies, such as environmental contingencies, during the second and third quarters of 2006 due to weather conditions in Alaska.

     During January 2006, the Company entered into a financing agreement with a bank for equipment that was purchased during 2005. The Company received $19,235 in proceeds. Payments for principal and interest, at a fixed rate of 6.15%, is due quarterly through October 2012 with a balloon payment of $5,437 due January 2013. The loan is collateralized by the equipment.

     During February 2006, the Company entered into a construction contract for two heavy lift deck barges for a purchase price of $26,067. The first barge is expected to be delivered in the first quarter of 2007 and the second barge is expected to be delivered in the third quarter of 2007.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2005
                                 (IN THOUSANDS)

ALLOWANCE FOR BAD DEBTS:

                                       BALANCE AT   CHARGED TO                    RECOVERIES,   BALANCE AT
                                       BEGINNING    COSTS AND        OTHER        DEDUCTIONS      END OF
YEAR(1)                                 OF YEAR      EXPENSES    ADJUSTMENTS(2)   CHARGEOFFS       YEAR
-------                                ----------   ----------   --------------   -----------   ----------
2003.................................    $8,837       $4,008         $1,021         $(4,979)     $ 8,887
2004.................................     9,121        2,635          1,152          (4,530)       8,378
2005.................................     8,378        3,816          3,262          (2,926)      12,530

---------------

(1) 2004 and 2003 have been restated for discontinued operations. See Note 4 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

(2) Adjustments represent allowances for contractual adjustments, which are recorded as a reduction to revenues.

2005 COMPARED WITH 2004

     The Company's provision for doubtful accounts increased $1,181, or 44.8%, in 2005 compared with 2004 as a result of: (1) an increase in revenues of 20.2% during 2005 as compared with 2004 due to growth from our operations and businesses acquired; and (2) an increase from specific customers' reserves established. In 2005, several of the Company's customers filed for bankruptcy causing a writeoff of the customer accounts; however, claims have been filed with the respective bankruptcy courts.

2004 COMPARED WITH 2003

     The Company's provision for doubtful accounts decreased $1,373, or 34.3%, to $2,635 in 2004 compared with $4,008 in 2003. The Company did not experience major customer account bankruptcies in 2004.

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

ITEM 9B.  OTHER INFORMATION

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Information concerning directors of the Company appears in the Company's Proxy Statement to be filed with the Securities Exchange Commission in connection with the Company's 2006 Annual Meeting of Stockholders (the "Proxy Statement") under "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the captions "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Independent Registered Public Accounting Firm."

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) The following documents are filed as part of this report:

          1. Consolidated financial statements:  See Table of Contents to "Item
     8. Financial Statements and Supplementary Data."

          2. Consolidated financial statement schedules:  Schedule
     II -- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005. All other schedules are omitted because they are not required or the information is included in the consolidated financial statements.

          3. Exhibits.

          The following exhibits are either included in this Form 10-K or incorporated herein by reference.

             EXHIBIT
              NUMBER                              DESCRIPTION
             -------                              -----------
              2.1         Acquisition Agreement for MTL Petrolink Corp. by and among
                          Marine Transport Corporation, as Seller, American Eagle
                          Tankers Inc. Limited, as Buyer, and Crowley Maritime
                          Corporation, as Guarantor, dated April 29, 2002
                          (incorporated by reference to Exhibit No. 2.1 to the
                          registrant's Registration Statement on Form 10-12G/A filed on June 4, 2002, File No. 000-49717.)



              2.2.1       Purchase and Sale of the Fuel Business of Northland Fuel LLC
                          Purchase Agreement, dated as of July 9, 2004, between
                          Crowley Marine Services, Inc., Northland Fuel LLC, Yukon
                          Fuel Company and Northland Vessel Leasing Company LLC
                          (incorporated by reference to Exhibit No. 2.1 to the
                          registrant's Form 10-Q for the quarter ended September 30,
                          2004, File No. 000-49717.)(a)



              2.2.2       Amendment No. 1 to Purchase Agreement dated as of October
                          13, 2004, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC (incorporated by reference to Exhibit
                          No. 2.3 to the registrant's Form 10-Q for the quarter ended
                          September 30, 2004, File No. 000-49717.)

             EXHIBIT
              NUMBER                              DESCRIPTION
             -------                              -----------



              2.2.3       Amendment No. 2 to Purchase Agreement dated as of November
                          22, 2004, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC (incorporated by reference to Exhibit
                          No. 2.5 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2004, File No. 000-49717.)



              2.2.4       Amendment No. 3 to Purchase Agreement dated as of January
                          14, 2005, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC (incorporated by reference to Exhibit
                          No. 2.6 to the registrant's Form 10-Q for the quarter ended
                          March 31, 2005, File No. 000-49717.)



              2.2.5       Amendment No. 4 to Purchase Agreement dated as of January
                          21, 2005, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC (incorporated by reference to Exhibit
                          No. 2.7 to the registrant's Form 10-Q for the quarter ended
                          March 31, 2005, File No. 000-49717.)



              2.2.6       Amendment No. 5 to Purchase Agreement dated as of January
                          28, 2005, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC (incorporated by reference to Exhibit
                          No. 2.8 to the registrant's Form 10-Q for the quarter ended
                          March 31, 2005, File No. 000-49717.)



              2.2.7       Amendment No. 6 to Purchase Agreement dated as of February
                          4, 2005, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC (incorporated by reference to Exhibit
                          No. 2.9 to the registrant's Form 10-Q for the quarter ended
                          March 31, 2005, File No. 000-49717.)



              2.2.8       Amendment No. 7 to Purchase Agreement, dated as of February
                          10, 2005, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC (incorporated by reference to Exhibit
                          No. 2.10 to the registrant's Form 10-Q for the quarter ended
                          March 31, 2005, File No. 000-49717.)



              2.2.9       Amendment No. 8 to Purchase Agreement, dated as of September
                          6, 2005, by and between Crowley Marine Services, Inc.,
                          Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
                          Leasing Company LLC (incorporated by reference to Exhibit
                          No. 2.11 to the registrant's Form 8-K Current Report dated as of September 6, 2005, File No. 000-49717.)(b)



              2.2.10      Amendment No. 9 to Purchase Agreement, dated as of December
                          5, 2005, by and between Crowley Marine Services, Inc., Fuel
                          Holding Company LLC (f/k/a Northland Fuel LLC), YF Company
                          and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC)



              2.2.11      Amendment No. 10 to Purchase Agreement, dated as of January
                          18, 2006, by and between Crowley Marine Services, Inc., Fuel
                          Holding Company LLC (f/k/a Northland Fuel LLC), YF Company
                          and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC)



              2.2.12      Amendment No. 11 to Purchase Agreement, dated as of January
                          30, 2006, by and between Crowley Marine Services, Inc., Fuel
                          Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC
                          (f/k/a Yukon Fuel Company LLC) and NV Fuel LLC



              2.2.13      Post-Closing Agreement, dated as of January 30, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company
                          LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel
                          Company LLC), NV Fuel LLC (f/k/a Northland Vessel Leasing
                          Company LLC) and Barge Lines LLC (f/k/a Yutana Barge Lines
                          LLC)



              2.2.14      Post-Closing Agreement, dated as of February 22, 2006, by
                          and between Crowley Marine Services, Inc., Fuel Holding
                          Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon
                          Fuel Company LLC), NV Fuel LLC (f/k/a Northland Vessel
                          Leasing Company LLC) and Barge Lines LLC (f/k/a Yutana Barge
                          Lines LLC)



              2.3.1       Asset Purchase Agreement dated as of July 9, 2004 by and
                          between Yutana Barge Lines, LLC and Crowley Marine Services,
                          Inc. (incorporated by reference to Exhibit No. 2.2 to the
                          registrant's Form 10-Q for the quarter ended September 30,
                          2004, File No. 000-49717.)(a)

             EXHIBIT
              NUMBER                              DESCRIPTION
             -------                              -----------



              2.3.2       Amendment No. 1 to Asset Purchase Agreement between Crowley
                          Marine Services, Inc. and Yutana Barge Lines, LLC
                          (incorporated by reference to Exhibit No. 10.2 to the
                          registrant's Form 10-Q for the quarter ended September 30,
                          2005, File No. 000-49717.)(a)



              3.1         Certificate of Amendment of Restated Certificate of
                          Incorporation of Crowley Maritime Corporation dated as of
                          May 23, 1994 (incorporated by reference to Exhibit No. 3.1 to the registrant's Registration Statement on Form 10-12G
                          filed on April 1, 2002, File No. 000-49717.)



              3.2         Certificate of Amendment of Restated Certificate of
                          Incorporation of Crowley Maritime Corporation dated as of
                          July 31, 1992 (incorporated by reference to Exhibit No. 3.2 to the registrant's Registration Statement on Form 10-12G
                          filed on April 1, 2002, File No. 000-49717.)



              3.3         Restated Certificate of Incorporation of Crowley Maritime
                          Corporation (incorporated by reference to Exhibit No. 3.3 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)



              3.4         Restated By-Laws of Crowley Maritime Corporation
                          (incorporated by reference to Exhibit No. 3.4 to the
                          registrant's Registration Statement on Form 10-12G filed on
                          April 1, 2002, File No. 000-49717.)



              4.1         Form of Common Stock certificate (incorporated by reference to Exhibit No. 4.1 to the registrant's Registration
                          Statement on Form 10-12G filed on April 1, 2002, File No.
                          000-49717.)



             10.1         Agreement for Contract Services between Crowley Maritime
                          Corporation and William P. Verdon #



             10.2         Crowley Maritime Corporation Deferred Compensation Plan as
                          amended and restated (incorporated by reference to Exhibit
                          No. 10.2 to the registrant's Registration Statement on Form
                          10-12G filed on April 1, 2002, File No. 000-49717.)#



             10.3         Crowley Maritime Corporation Deferred Compensation Plan
                          Trust Agreement as amended (incorporated by reference to
                          Exhibit No. 10.3 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#



             10.4         Individual Executive Benefit Agreement between Crowley
                          Maritime Corporation and James B. Rettig (incorporated by
                          reference to Exhibit No. 10.5 to the registrant's
                          Registration Statement on Form 10-12G filed on April 1,
                          2002, File No. 000-49717.)#



             10.5.1       Second Amendment to Split Dollar Life Insurance Agreement
                          between Crowley Maritime Corporation and Thomas B. Crowley,
                          Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
                          Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
                          Crowley, Jr., as trustor and as trustee, dated as of July
                          20, 1998 (incorporated by reference to Exhibit No. 10.8 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#



             10.5.2       Split Dollar Life Insurance Agreement (1035 Exchange Policy)
                          between Crowley Maritime Corporation and Thomas B. Crowley,
                          Jr. dated as of July 20, 1998 (incorporated by reference to
                          Exhibit No. 10.9 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#



             10.5.3       Split Dollar Life Insurance Agreement (New Policies) between
                          Crowley Maritime Corporation and Thomas B. Crowley, Jr.
                          dated as of July 20, 1998 (incorporated by reference to
                          Exhibit No. 10.10 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#



             10.5.4       Split Dollar Life Insurance Agreement between Crowley
                          Maritime Corporation, Thomas B. Crowley, Jr. and Christine
                          S. Crowley, as Distributing Trustee of the 1998 Crowley
                          Family Generation -- Skipping Trust u/t/d dtd/ November 12,
                          1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998 (incorporated by reference to Exhibit No. 10.11 to the registrant's
                          Registration Statement on Form 10-12G filed on April 1,
                          2002, File No. 000-49717.)#

             EXHIBIT
              NUMBER                              DESCRIPTION
             -------                              -----------



             10.6         Settlement Agreement, dated as of December 23, 2003, between
                          Crowley Maritime Corporation and Thomas B. Crowley, Jr.
                          (incorporated by reference to Exhibit No. 10.14 to the
                          registrant's Form 10-K Annual Report for the fiscal year
                          ended December 31, 2003, File No. 000-49717.)#(b)



             10.7         Crowley Maritime Corporation 2004 Management Incentive Plan,
                          dated March 10, 2004 (incorporated by reference to Exhibit
                          No. 10.15 to the registrant's Form 10-K Annual Report for
                          the fiscal year ended December 31, 2003, File No.
                          000-49717.)#



             10.8         Description of Crowley Maritime Corporation Bonus Plan For
                          Executives Whose Direct Annual Compensation is Less Than
                          $1.0 Million (incorporated by reference to Exhibit No. 10.17 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2004, File No. 000-49717.)#



             10.9         Summary of Named Executive Officer and Director Compensation
                          Arrangements #



             10.10.1      $115,000,000 Amended and Restated Credit Agreement Dated as
                          of November 2, 2001 (incorporated by reference to Exhibit
                          No. 10.1 to the registrant's Registration Statement on Form
                          10-12G filed on April 1, 2002, File No. 000-49717.)



             10.10.2      Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement (incorporated by reference to
                          Exhibit No. 10 to the registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 000-49717.)



             10.10.3      Amendment No. 1 to the $115,000,000 Amended and Restated
                          Credit Agreement Dated as of September 30, 2003
                          (incorporated by reference to Exhibit No. 10.1.1 to the
                          registrant's Form 10-Q for the quarter ended September 30,
                          2003, File No. 000-49717.)



             10.11        $95,000,000 Second Amended and Restated Credit Agreement
                          Dated February 27, 2004 (incorporated by reference to
                          Exhibit No. 10.1.2 to the registrant's Form 10-K Annual
                          Report for the fiscal year ended December 31, 2003, File No.
                          000-49717.)



             10.12.1      Loan Agreement dated December 24, 2003 Providing for a
                          Secured Term Loan up to $115,000,000 between Crowley Marine
                          Services, Inc., as Borrower, the Banks and Financial
                          Institutions listed on Schedule I hereto, as Lenders, and
                          Den Norske Bank ASA, and Crowley Maritime Corporation, as
                          Guarantor, and Amendment No. 1 thereto made as of March 15,
                          2004 (incorporated by reference to Exhibit No. 4.2 to the
                          registrant's Form 10-K Annual Report for the fiscal year
                          ended December 31, 2003, File No. 000-49717.)(a)(c)



             10.12.2      Amendment No. 2 to Loan Agreement dated December 24, 2003
                          Providing for a Secured Term Loan of up to $115,000,000
                          between Crowley Marine Service Inc., as Borrower, the Banks of Financial Institutions listed on Schedule 1 to the Loan
                          Agreement, as Lenders, and DNB NOR BANK ASA, and Crowley
                          Maritime Corporation, as Guarantor, dated June 30, 2004
                          (incorporated by reference to Exhibit No. 4.2 to the
                          registrant's Form 10-Q for the quarter ended June 30, 2004,
                          File No. 000-49717.)



             10.13        Vessel Construction Contract, dated as of June 2, 2004,
                          between VT Halter Marine Inc., a Delaware corporation, and
                          Vessel Management Services, Inc., a Delaware corporation
                          (incorporated by reference to Exhibit No. 10.1 to the
                          registrant's Form 10-Q for the quarter ended June 30, 2004,
                          File No. 000-49717.)



             10.14        Vessel Construction Contract entered into as of August 23,
                          2005, by and between VT Halter Marine, Inc. and Vessel
                          Management Services, Inc. (incorporated by reference to
                          Exhibit No. 10.1 to the registrant's Form 10-Q for the
                          quarter ended September 30, 2005, File No. 000-49717.)(a)



             11           Statement regarding computation of per share earnings
                          (incorporated herein by reference to Note 18 of the Notes to
                          Consolidated Financial Statements in 'Item 8. Financial
                          Statements and Supplementary Data")



             21           Subsidiaries of Crowley Maritime Corporation



             31.1         Rules 13a-14(a) and 15d-14a Certification (Principal
                          Executive Officer)



             31.2         Rules 13a-14(a) and 15d-14a Certification (Principal
                          Financial Officer)



             32.1         Section 1350 Certifications

---------------

        (a) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

        (b) Schedule A (Policies on Life of the Survivor of Thomas B. and Molly Crowley) and Schedule B (Bank Loan) have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

        (c) Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

         #  Management contract or compensatory plan or arrangement.

     (b) Exhibits.

        The exhibits required by Item 601 of Regulation S-K are filed herewith.

     (c) Additional Financial Statements.

             See Items 15(a)(1) and 15(a)(2) of this Form 10-K. The individual financial statements of the registrant's subsidiaries have been omitted since the registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly owned.

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

Date: March 17, 2006

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

Date: March 17, 2006

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

Date: March 17, 2006

                                          By: /s/ William A. Pennella
                                            ------------------------------------
                                            William A. Pennella
                                            Vice Chairman of the Board and
                                            Executive Vice President

Date: March 17, 2006

                                          By: /s/ Philip E. Bowles
                                            ------------------------------------
                                            Philip E. Bowles
                                            Director

Date: March 17, 2006

                                          By: /s/ Molly M. Crowley
                                              ----------------------------------
                                            Molly M. Crowley
                                            Director

Date: March 17, 2006

                                          By: /s/ Gary L. Depolo
                                            ------------------------------------
                                            Gary L. Depolo
                                            Director

Date: March 17, 2006

                                          By: /s/ Earl T. Kivett
                                            ------------------------------------
                                            Earl T. Kivett
                                            Director

Date: March 17, 2006

                                          By: /s/ Leland S. Prussia
                                            ------------------------------------
                                            Leland S. Prussia
                                            Director

Date: March 17, 2006

                                          By: /s/ William P. Verdon
                                            ------------------------------------
                                            William P. Verdon
                                            Director

Date: March 17, 2006

                                          By: /s/ Cameron W. Wolfe, Jr.
                                            ------------------------------------
                                            Cameron W. Wolfe, Jr.
                                            Director

Date: March 17, 2006

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   2.1         Acquisition Agreement for MTL Petrolink Corp. by and among
               Marine Transport Corporation, as Seller, American Eagle
               Tankers Inc. Limited, as Buyer, and Crowley Maritime
               Corporation, as Guarantor, dated April 29, 2002
               (incorporated by reference to Exhibit No. 2.1 to the
               registrant's Registration Statement on Form 10-12G/A filed on June 4, 2002, File No. 000-49717.)

   2.2.1       Purchase and Sale of the Fuel Business of Northland Fuel LLC
               Purchase Agreement, dated as of July 9, 2004, between
               Crowley Marine Services, Inc., Northland Fuel LLC, Yukon
               Fuel Company and Northland Vessel Leasing Company LLC
               (incorporated by reference to Exhibit No. 2.1 to the registrant's Form 10-Q for the quarter ended September 30, 2004, File No. 000-49717.)(a)

   2.2.2       Amendment No. 1 to Purchase Agreement dated as of October
               13, 2004, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC (incorporated by reference to Exhibit
               No. 2.3 to the registrant's Form 10-Q for the quarter ended
               September 30, 2004, File No. 000-49717.)

   2.2.3       Amendment No. 2 to Purchase Agreement dated as of November
               22, 2004, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC (incorporated by reference to Exhibit
               No. 2.5 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2004, File No. 000-49717.)

   2.2.4       Amendment No. 3 to Purchase Agreement dated as of January
               14, 2005, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC (incorporated by reference to Exhibit
               No. 2.6 to the registrant's Form 10-Q for the quarter ended
               March 31, 2005, File No. 000-49717.)

   2.2.5       Amendment No. 4 to Purchase Agreement dated as of January
               21, 2005, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC (incorporated by reference to Exhibit
               No. 2.7 to the registrant's Form 10-Q for the quarter ended
               March 31, 2005, File No. 000-49717.)

   2.2.6       Amendment No. 5 to Purchase Agreement dated as of January
               28, 2005, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC (incorporated by reference to Exhibit
               No. 2.8 to the registrant's Form 10-Q for the quarter ended
               March 31, 2005, File No. 000-49717.)

   2.2.7       Amendment No. 6 to Purchase Agreement dated as of February
               4, 2005, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC (incorporated by reference to Exhibit
               No. 2.9 to the registrant's Form 10-Q for the quarter ended
               March 31, 2005, File No. 000-49717.)

   2.2.8       Amendment No. 7 to Purchase Agreement, dated as of February
               10, 2005, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC (incorporated by reference to Exhibit
               No. 2.10 to the registrant's Form 10-Q for the quarter ended
               March 31, 2005, File No. 000-49717.)

   2.2.9       Amendment No. 8 to Purchase Agreement, dated as of September
               6, 2005, by and between Crowley Marine Services, Inc.,
               Northland Fuel LLC, Yukon Fuel Company and Northland Vessel
               Leasing Company LLC (incorporated by reference to Exhibit
               No. 2.11 to the registrant's Form 8-K Current Report dated as of September 6, 2005, File No. 000-49717.)(b)

   2.2.10      Amendment No. 9 to Purchase Agreement, dated as of December
               5, 2005, by and between Crowley Marine Services, Inc., Fuel
               Holding Company LLC (f/k/a Northland Fuel LLC), YF Company and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC)

   2.2.11      Amendment No. 10 to Purchase Agreement, dated as of January
               18, 2006, by and between Crowley Marine Services, Inc., Fuel
               Holding Company LLC (f/k/a Northland Fuel LLC), YF Company and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC)

   2.2.12      Amendment No. 11 to Purchase Agreement, dated as of January
               30, 2006, by and between Crowley Marine Services, Inc., Fuel
               Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC
               (f/k/a Yukon Fuel Company LLC) and NV Fuel LLC

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------

   2.2.13 Post-Closing Agreement, dated as of January 30, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company
               LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel
               Company LLC), NV Fuel LLC (f/k/a Northland Vessel Leasing
               Company LLC) and Barge Lines LLC (f/k/a Yutana Barge Lines
               LLC)

   2.2.14 Post-Closing Agreement, dated as of February 22, 2006, by and between Crowley Marine Services, Inc., Fuel Holding
               Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon
               Fuel Company LLC), NV Fuel LLC (f/k/a Northland Vessel
               Leasing Company LLC) and Barge Lines LLC (f/k/a Yutana Barge
               Lines LLC)

   2.3.1 Asset Purchase Agreement dated as of July 9, 2004 by and between Yutana Barge Lines, LLC and Crowley Marine Services,
               Inc. (incorporated by reference to Exhibit No. 2.2 to the registrant's Form 10-Q for the quarter ended September 30, 2004, File No. 000-49717.)(a)

   2.3.2       Amendment No. 1 to Asset Purchase Agreement between Crowley
               Marine Services, Inc. and Yutana Barge Lines, LLC
               (incorporated by reference to Exhibit No. 10.2 to the registrant's Form 10-Q for the quarter ended September 30, 2005, File No. 000-49717.)(a)

   3.1         Certificate of Amendment of Restated Certificate of
               Incorporation of Crowley Maritime Corporation dated as of May 23, 1994 (incorporated by reference to Exhibit No. 3.1 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)

   3.2         Certificate of Amendment of Restated Certificate of
               Incorporation of Crowley Maritime Corporation dated as of July 31, 1992 (incorporated by reference to Exhibit No. 3.2 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)

   3.3         Restated Certificate of Incorporation of Crowley Maritime
               Corporation (incorporated by reference to Exhibit No. 3.3 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)

   3.4         Restated By-Laws of Crowley Maritime Corporation
               (incorporated by reference to Exhibit No. 3.4 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)

   4.1 Form of Common Stock certificate (incorporated by reference to Exhibit No. 4.1 to the registrant's Registration
               Statement on Form 10-12G filed on April 1, 2002, File No.
               000-49717.)

  10.1         Agreement for Contract Services between Crowley Maritime
               Corporation and William P. Verdon #

  10.2 Crowley Maritime Corporation Deferred Compensation Plan as amended and restated (incorporated by reference to Exhibit
               No. 10.2 to the registrant's Registration Statement on Form
               10-12G filed on April 1, 2002, File No. 000-49717.)#

  10.3         Crowley Maritime Corporation Deferred Compensation Plan
               Trust Agreement as amended (incorporated by reference to Exhibit No. 10.3 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#

  10.4         Individual Executive Benefit Agreement between Crowley
               Maritime Corporation and James B. Rettig (incorporated by reference to Exhibit No. 10.5 to the registrant's
               Registration Statement on Form 10-12G filed on April 1,
               2002, File No. 000-49717.)#

  10.5.1 Second Amendment to Split Dollar Life Insurance Agreement between Crowley Maritime Corporation and Thomas B. Crowley,
               Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable
               Trust u/t/a dtd. July 1, 1998 by and between Thomas B.
               Crowley, Jr., as trustor and as trustee, dated as of July
               20, 1998 (incorporated by reference to Exhibit No. 10.8 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#

  10.5.2 Split Dollar Life Insurance Agreement (1035 Exchange Policy) between Crowley Maritime Corporation and Thomas B. Crowley,
               Jr. dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.9 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#

  10.5.3       Split Dollar Life Insurance Agreement (New Policies) between
               Crowley Maritime Corporation and Thomas B. Crowley, Jr.
               dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.10 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------

  10.5.4       Split Dollar Life Insurance Agreement between Crowley
               Maritime Corporation, Thomas B. Crowley, Jr. and Christine
               S. Crowley, as Distributing Trustee of the 1998 Crowley
               Family Generation -- Skipping Trust u/t/d dtd/ November 12,
               1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998 (incorporated by reference to Exhibit No. 10.11 to the registrant's
               Registration Statement on Form 10-12G filed on April 1,
               2002, File No. 000-49717.)#

  10.6         Settlement Agreement, dated as of December 23, 2003, between
               Crowley Maritime Corporation and Thomas B. Crowley, Jr.
               (incorporated by reference to Exhibit No. 10.14 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.)#(b)

  10.7 Crowley Maritime Corporation 2004 Management Incentive Plan, dated March 10, 2004 (incorporated by reference to Exhibit
               No. 10.15 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No.
               000-49717.)#

  10.8         Description of Crowley Maritime Corporation Bonus Plan For
               Executives Whose Direct Annual Compensation is Less Than
               $1.0 Million (incorporated by reference to Exhibit No. 10.17 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2004, File No. 000-49717.)#

  10.9         Summary of Named Executive Officer and Director Compensation
               Arrangements #

  10.10.1 $115,000,000 Amended and Restated Credit Agreement Dated as of November 2, 2001 (incorporated by reference to Exhibit
               No. 10.1 to the registrant's Registration Statement on Form
               10-12G filed on April 1, 2002, File No. 000-49717.)

  10.10.2 Letter Agreement and Consents regarding $115,000,000 Amended and Restated Credit Agreement (incorporated by reference to Exhibit No. 10 to the registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 000-49717.)

  10.10.3      Amendment No. 1 to the $115,000,000 Amended and Restated
               Credit Agreement Dated as of September 30, 2003
               (incorporated by reference to Exhibit No. 10.1.1 to the registrant's Form 10-Q for the quarter ended September 30, 2003, File No. 000-49717.)

  10.11        $95,000,000 Second Amended and Restated Credit Agreement
               Dated February 27, 2004 (incorporated by reference to
               Exhibit No. 10.1.2 to the registrant's Form 10-K Annual
               Report for the fiscal year ended December 31, 2003, File No.
               000-49717.)

  10.12.1      Loan Agreement dated December 24, 2003 Providing for a
               Secured Term Loan up to $115,000,000 between Crowley Marine
               Services, Inc., as Borrower, the Banks and Financial
               Institutions listed on Schedule I hereto, as Lenders, and Den Norske Bank ASA, and Crowley Maritime Corporation, as
               Guarantor, and Amendment No. 1 thereto made as of March 15,
               2004 (incorporated by reference to Exhibit No. 4.2 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.) (a) (c)

  10.12.2      Amendment No. 2 to Loan Agreement dated December 24, 2003
               Providing for a Secured Term Loan of up to $115,000,000 between Crowley Marine Service Inc., as Borrower, the Banks of Financial Institutions listed on Schedule 1 to the Loan
               Agreement, as Lenders, and DNB NOR BANK ASA, and Crowley
               Maritime Corporation, as Guarantor, dated June 30, 2004
               (incorporated by reference to Exhibit No. 4.2 to the registrant's Form 10-Q for the quarter ended June 30, 2004, File No. 000-49717.)

  10.13 Vessel Construction Contract, dated as of June 2, 2004, between VT Halter Marine Inc., a Delaware corporation, and
               Vessel Management Services, Inc., a Delaware corporation
               (incorporated by reference to Exhibit No. 10.1 to the registrant's Form 10-Q for the quarter ended June 30, 2004, File No. 000-49717.)

  10.14        Vessel Construction Contract entered into as of August 23,
               2005, by and between VT Halter Marine, Inc. and Vessel
               Management Services, Inc. (incorporated by reference to
               Exhibit No. 10.1 to the registrant's Form 10-Q for the quarter ended September 30, 2005, File No. 000-49717.)(a)

  11           Statement regarding computation of per share earnings
               (incorporated herein by reference to Note 18 of the Notes to Consolidated Financial Statements in 'Item 8. Financial
               Statements and Supplementary Data")

  21           Subsidiaries of Crowley Maritime Corporation

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------

  31.1         Rules 13a-14(a) and 15d-14a Certification (Principal
               Executive Officer)

  31.2         Rules 13a-14(a) and 15d-14a Certification (Principal
               Financial Officer)

  32.1         Section 1350 Certifications

---------------

(a) Schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(b) Schedule A (Policies on Life of the Survivor of Thomas B. and Molly Crowley) and Schedule B (Bank Loan) have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(c) Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

 #  Management contract or compensatory plan or arrangement.