Form 10-K/A
period 2005-12-31
CROWLEY MARITIME CORP
filed 2006-04-14
CIK 1130194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

     As of March 10, 2006, 88,813 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A revises Items 1, 7, 8 and 15 of the Annual Report on Form 10-K of Crowley Maritime Corporation (the "Company") to respond to comments from the staff of the Securities and Exchange Commission. We are filing this Form 10-K/A to change the classification of capitalized dry-docking costs in the 2005, 2004 and 2003 Consolidated Statements of Cash Flows to an operating activity rather than an investing activity. This restatement is to provide a presentation of dry-docking costs consistent with evolving industry practice. The Company also corrected the 2003 unaudited pro forma results of operations to exclude the 2005 acquisitions in Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

     As a result of the restatement, the Company's previously reported cash flows from continuing operations provided by (used in) operating and investing activities have been increased or decreased as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                         2005        2004        2003
                                                      ----------   ---------   ---------
                                                                (IN THOUSANDS)
Net cash provided by operating activities:
  As previously reported............................  $ 123,990    $ 75,480    $ 60,797
  Dry-docking costs capitalized.....................     (8,687)    (11,816)    (30,366)
                                                      ---------    --------    --------
  As restated.......................................  $ 115,303    $ 63,664    $ 30,431
                                                      =========    ========    ========
Net cash used in investing activities:
  As previously reported............................  $(206,956)   $(25,712)   $(32,561)
  Dry-docking costs capitalized.....................      8,687      11,816      30,366
                                                      ---------    --------    --------
  As restated.......................................  $(198,269)   $(13,896)   $ (2,195)
                                                      =========    ========    ========

     This Amendment No. 1 continues to speak as of the date of the filing of the Company's original Annual Report on Form 10-K, and except as described above and in Notes 1 and 25 of the Notes to the Consolidated Financial Statements, the Company has not updated the disclosure in the report to speak as of a later date.

                                     PART I

ITEM 1.  BUSINESS.

     Unless otherwise noted, references to "the Company", "we", "our" or "us" means Crowley Maritime Corporation, a Delaware corporation, and its subsidiaries. Our principal executive offices are located at 155 Grand Avenue, Oakland, California 94612, and our telephone number is (510) 251-7500. The Company's web site is http://www.crowley.com. Information contained on the Company's web site is not a part of this Form 10-K/A.

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

     The United States South Atlantic to Cuba service deploys 1 time chartered LO/LO vessel with a capacity of 70 TEUs. The service has one sailing a week from Jacksonville, Florida to Havana, Cuba. Cuba is identified by the United States as a state sponsor of terrorism and is subject to United States asset controls. The Cuba service is provided under licenses granted by the Office of Foreign Assets Control of the U.S. Treasury Department and the Bureau of Export Administration, U.S. Commerce Department. The cargo transported to Cuba consists of agricultural, food, lumber, paper and humanitarian items, which are licensed under the Trade Sanction Reform and Export Act of 2000. The Company does not allow shippers to ship cargoes to Cuba which do not have such licenses.

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

                           CAPITAL CONSTRUCTION FUND

     Pursuant to Section 607 of the Merchant Marine Act of 1936, we have entered into a Capital Construction Fund Agreement with the Maritime Administration acting for the United States of America. The Capital Construction Fund program allows United States citizens who are owners and operators of United States flag vessels to accumulate the capital necessary to modernize and expand their fleets by deferring federal income taxes on vessel earnings deposited into the fund. Moneys deposited by us into our Capital Construction Fund must be used to acquire, construct or reconstruct United States flag vessels built in United States shipyards. Any vessel which we may acquire, construct or reconstruct using Capital Construc tion Fund funds may only be used in the United States foreign, non-contiguous domestic or Great Lakes trade. The Company has $.8 million in its Capital Construction Fund at December 31, 2005.

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

                                    PART II

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

EXECUTIVE SUMMARY

     The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 as described in Note 1 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

     We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) purchased Northland Fuel in September 2005; (2) purchased Titan in October 2005; (3) entered into a construction contract in August of 2005 for 4 articulated tug/barge units ("ATBs"); and (4) entered into a construction contract in June of 2004 for 2 ATBs.

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

     Consolidated operating expenses increased $55.2 million, or 6.9%, to $854.4 million in 2005 compared with $799.2 million in 2004. Vessel and non-vessel-related costs increased by $34.3 million and $13.6 million, respectively, in 2005 as compared with 2004. The increase in vessel- related costs was mostly attributable to an increase in fuel and crew costs. The increase in non-vessel-related costs was mostly attributable to increases in fuel, terminal, purchased transportation and subcontracting costs. Also, direct administrative expenses increased $7.3 million in 2005 compared to 2004 as a result of an increase in administrative payroll expenses primarily as a result of the acquisition of Northland Fuel.

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

  COMPARISON OF SEGMENT RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                     SEGMENT REVENUES AND OPERATING INCOME
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
Revenues
  Liner Services............................................   $587,689     $544,196
  Logistics Services........................................     38,440       27,372
  Marine Services...........................................    161,426      151,548
  Petroleum Services........................................    202,846      236,664
                                                               --------     --------
Total revenues..............................................    990,401      959,780
                                                               ========     ========
Operating income (loss):
  Liner Services............................................     23,973       25,039
  Logistics Services........................................     (5,811)      (5,505)
  Marine Services...........................................       (955)      (3,248)
  Petroleum Services........................................     11,809       20,982
                                                               --------     --------
Total operating income......................................   $ 29,016     $ 37,268
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

  Financial Condition as of December 31, 2005

     As of December 31, 2005, the Company had cash and cash equivalents of $33.9 million compared with $142.9 million at December 31, 2004. The Company generated $105.2 million of cash from continuing operations during the year ended December 31, 2005. Net income from continuing operations before income taxes and depreciation and amortization expense provided $130.9 million of cash. Dry-docking costs of $8.7 million were incurred for 8 vessels during the year ended December 31, 2005. As a result of the CCF accrued deposit for $41.0 million and the acquisition of Northland Fuel and Titan, which required $103.4 million in cash, the Company's working capital has decreased $119.7 million to $43.9 million at December 31, 2005 from $163.6 million at December 31, 2004. The other significant changes in working capital are increases of $30.5 million in Receivables, net, $21.1 million in Inventory and $25.7 million in Accounts Payable and Accrued Expenses. As a result of this decrease in working capital, the Company had borrowed $10.0 million under its Revolving Credit Agreement as described below.

     The Company used $188.8 million of cash for investing activities from continuing operations during the year ended December 31, 2005. The Company has paid $103.4 million, net of cash acquired for the purchase of Northland Fuel and Titan. The Company expended $114.0 million for the construction of vessels and the purchase of equipment. Proceeds of $30.9 million were received from asset dispositions. During 2005, the Company deposited a net of $.6 million of restricted cash consisting of: (a) deposits of $5.9 million for the operation of vessels that the Company manages for third parties; and (b) withdrawals of $4.2 million from the Company's capital construction fund and $1.1 million of escrowed Title XI Funds. These withdrawals were to reimburse the Company for qualifying expenditures.

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

  Financial Condition as of December 31, 2004

     As of December 31, 2004, the Company had cash and cash equivalents of $142.9 million compared with $158.8 million at December 31, 2003. The Company generated $61.2 million of cash from continuing operations during the year ended December 31, 2004. The net income from continuing operations before depreciation and amortization expense and taxes provided $74.6 million of cash. Dry-docking costs of $11.8 million were incurred for 4 vessels during the year ended December 31, 2004.

     The Company used $22.6 million of cash for investing activities from continuing operations during the year ended December 31, 2004. Also during 2004, the Company expended $27.6 million for the construction of vessels and the purchase of equipment. Proceeds of $8.2 million were received in 2004 from asset dispositions. Also during 2004, the Company was reimbursed $1.9 million in escrowed Title XI funds used to pay certain expenditures related to the construction of our ATB's that were placed in service during 2003 and 2004. In November 2004, the Company invested $1.0 million in a joint venture which is accounted for under the equity method. The Company also loaned $2.3 million to the joint venture. The Company paid $2.2 million for life insurance premiums for a director during 2004.

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

     The Company charters certain vessels and leases certain property to third parties under long-term commitments. A summary of future lease receipts are summarized as follows:

                                                    PAYMENTS DUE BY PERIOD
                                    -------------------------------------------------------
LEASE RECEIPTS                       TOTAL      2006     2007-2008   2009-2010   THEREAFTER
--------------                      --------   -------   ---------   ---------   ----------
                                                        (IN THOUSANDS)
Lease receipts....................  $293,090   $97,456   $125,551     $70,083      $  --

                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                      ------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS           TOTAL     2006     2007-2008   2009-2010   THEREAFTER
----------------------------          -------   -------   ---------   ---------   ----------
                                                          (IN THOUSANDS)
Standby letters of credit...........  $34,338   $15,070      $50       $19,218      $  --

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Consolidated Financial Statements:
  Report of Independent Registered Public Accounting Firm...  38
  Consolidated Statements of Operations for the Years Ended
    December 31, 2005, 2004 and 2003........................  39
  Consolidated Balance Sheets as of December 31, 2005 and
    2004....................................................  40
  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 2005, 2004 and 2003............  41
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2005 (Restated), 2004 (Restated) and 2003
    (Restated)..............................................  42
  Notes to Consolidated Financial Statements for the Years
    Ended December 31, 2005, 2004 and 2003..................  43
Consolidated Financial Statement Schedules:
  Schedule II -- Valuation and Qualifying Accounts for the
    Three Years Ended December 31, 2005.....................  74

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

     As discussed in Note 1, the Company's consolidated statements of cash flows have been restated.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
March 17, 2006
(April 14, 2006 as to the effects of the restatement discussed in Note 1 and the fourth paragraph of Note 25)

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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 2005        2004
                                                              ----------   --------
                                      ASSETS
Cash and cash equivalents...................................  $   33,948   $142,896
Receivables, net............................................     200,607    170,091
Inventory...................................................      37,744     16,611
Prepaid expenses and other current assets...................      36,276     21,707
Deferred income taxes.......................................      19,681     13,008
Current assets of discontinued operations...................         523      2,622
Accrued deposit to Capital Construction Fund................     (41,000)        --
                                                              ----------   --------
TOTAL CURRENT ASSETS........................................     287,779    366,935
Receivable from related party...............................      11,540     11,177
Goodwill....................................................      54,027     44,786
Intangibles, net............................................      19,651     14,125
Other assets................................................      36,568     44,803
Capital Construction Fund...................................      41,827      4,942
Property and equipment, net.................................     607,319    493,989
                                                              ----------   --------
TOTAL ASSETS................................................  $1,058,711   $980,757
                                                              ==========   ========

           LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $  122,186   $ 96,459
Accrued payroll and related expenses........................      48,710     44,221
Insurance claims payable....................................      22,311     15,797
Unearned revenue............................................      15,974     13,824
Current liabilities of discontinued operations..............       1,225      2,038
Current portion of long-term debt...........................      33,426     30,993
                                                              ----------   --------
TOTAL CURRENT LIABILITIES...................................     243,832    203,332
Deferred income taxes.......................................     110,002     92,731
Other liabilities...........................................      22,032     19,465
Minority interests in consolidated subsidiaries.............          93         14
Long-term debt, net of current portion......................     322,686    341,380
                                                              ----------   --------
TOTAL LIABILITIES...........................................     698,645    656,922
                                                              ----------   --------
COMMITMENTS AND CONTINGENCIES (Notes 14, 19, 21, 25)
Redeemable common stock, 5,075 and 4,579 shares issued and
  outstanding, respectively.................................       9,450      8,700
Unearned ESOP common stock, 896 shares......................      (1,267)        --
                                                              ----------   --------
TOTAL REDEEMABLE COMMON STOCK...............................       8,183      8,700
                                                              ----------   --------
STOCKHOLDERS' EQUITY:
Preferred class A convertible stock, $100 par value, 315,000
  shares issued, authorized and outstanding.................      31,500     31,500
Common voting stock, $.01 par value, 4,485,000 shares
  authorized; 83,738 and 84,222 shares issued and
  outstanding, respectively.................................           1          1
Class N common non-voting stock, $.01 par value, 54,500
  shares authorized; 46,138 shares outstanding..............          --         --
Additional paid-in capital..................................      64,277     64,791
Retained earnings...........................................     260,063    223,198
Accumulated other comprehensive loss, net of tax benefit of
  $2,225 and $2,449, respectively...........................      (3,958)    (4,355)
                                                              ----------   --------
TOTAL STOCKHOLDERS' EQUITY..................................     351,883    315,135
                                                              ----------   --------
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
  EQUITY....................................................  $1,058,711   $980,757
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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      PREFERRED CLASS A                              CLASS N
                                      CONVERTIBLE STOCK       COMMON STOCK         COMMON STOCK      ADDITIONAL
                                     -------------------   ------------------   ------------------    PAID-IN     RETAINED
                                     SHARES    PAR VALUE   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     EARNINGS
                                     -------   ---------   ------   ---------   ------   ---------   ----------   --------
December 31, 2002..................  315,000    $31,500    84,641      $ 1      46,138      $--       $65,237     $188,679
Stock retired from employee benefit
  plans............................       --         --      (110)      --          --       --          (117)         (14)
Preferred stock dividends..........       --         --        --       --          --       --            --       (1,575)
Comprehensive Income:
  Net income.......................       --         --        --       --          --       --            --       12,821
  Other comprehensive income:
    Foreign currency translation
      adjustments, net of tax
      expense of $102..............       --         --        --       --          --       --            --           --
    Amortization of rate lock
      agreement, net of tax expense
      of $501......................       --         --        --       --          --       --            --           --
Total comprehensive income.........       --         --        --       --          --       --            --           --
                                     -------    -------    ------      ---      ------      ---       -------     --------
December 31, 2003..................  315,000     31,500    84,531        1      46,138       --        65,120      199,911
Stock retired from employee benefit
  plans............................       --         --      (309)      --          --       --          (329)         (53)
Preferred stock dividends..........       --         --        --       --          --       --            --       (1,575)
Comprehensive Income:
  Net income.......................       --         --        --       --          --       --            --       24,915
  Other comprehensive income:
    Reclassification adjustment for
      foreign currency translation
      losses included in net loss,
      net of tax expense of $729...       --         --        --       --          --       --            --           --
    Amortization of rate lock
      agreement, net of tax expense
      of $214......................       --         --        --       --          --       --            --           --
Total comprehensive income.........       --         --        --       --          --       --            --           --
                                     -------    -------    ------      ---      ------      ---       -------     --------
December 31, 2004..................  315,000     31,500    84,222        1      46,138       --        64,791      223,198
Stock retired from employee benefit
  plans............................       --         --      (484)      --          --       --          (514)        (106)
Change in fair value of redeemable
  common stock.....................       --         --        --       --          --       --            --         (330)
Preferred stock dividends..........       --         --        --       --          --       --            --       (1,575)
Comprehensive Income:
  Net income.......................       --         --        --       --          --       --            --       38,876
  Other comprehensive income:
    Amortization of rate lock
      agreement, net of tax expense
      of $224......................       --         --        --       --          --       --            --           --
Total comprehensive income.........       --         --        --       --          --       --            --           --
                                     -------    -------    ------      ---      ------      ---       -------     --------
December 31, 2005..................  315,000    $31,500    83,738      $ 1      46,138      $--       $64,277     $260,063
                                     =======    =======    ======      ===      ======      ===       =======     ========


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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                 AS RESTATED (SEE NOTE 1)
                                                              -------------------------------
                                                                2005        2004       2003
                                                              ---------   --------   --------
OPERATING ACTIVITIES:
  Net income................................................  $  38,876   $ 24,915   $ 12,821
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle,
     net....................................................         --         --        420
    Depreciation and amortization...........................     65,095     62,618     57,760
    Dry-docking costs capitalized...........................     (8,687)   (11,816)   (30,366)
    Amortization of deferred gain on the sale and leaseback
     of vessels.............................................       (576)      (576)    (2,679)
    Asset recoveries, net...................................    (15,341)    (4,846)    (5,383)
    Change in cash surrender value of life insurance........       (542)      (704)    (1,103)
    Deferred income tax provision...........................      9,922      3,070      5,545
    Changes in current assets and liabilities, net of
     acquisitions:
      Receivables, net......................................      9,339    (13,092)    (9,049)
      Inventory, prepaid expenses and other current
       assets...............................................     (1,014)    (3,371)    (2,348)
      Accounts payable and accrued liabilities..............       (527)     4,165      5,788
      Accrued payroll and related expenses..................      3,469      3,918      1,608
    Other...................................................      5,225     (3,060)    (3,168)
                                                              ---------   --------   --------
        Net cash provided by continuing operations..........    105,239     61,221     29,846
        Net cash provided by discontinued operations........     10,064      2,443        585
                                                              ---------   --------   --------
        Net cash provided by operating activities...........    115,303     63,664     30,431
                                                              ---------   --------   --------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................   (103,361)        --         --
  Property and equipment additions..........................   (113,957)   (27,594)   (19,247)
  Proceeds from asset dispositions..........................     30,899      8,178     10,451
  Proceeds from sale of businesses, net of cash sold........         --         --        500
  Withdrawals (deposits) of restricted funds................       (555)     1,944     (1,544)
  Contingent purchase price (paid) received, net............       (216)       100       (123)
  Investment in joint venture...............................         --     (1,000)        --
  Loan to joint venture.....................................         --     (2,250)        --
  Premiums paid on directors life insurance.................     (1,809)    (2,175)    (1,894)
  Receipts on receivable from related party.................         --         --      7,508
  Receipts on notes receivable, net.........................        231        214        239
                                                              ---------   --------   --------
        Net cash used in continuing operations..............   (188,768)   (22,583)    (4,110)
        Net cash provided by (used in) discontinued
        operations..........................................     (9,501)     8,687      1,915
                                                              ---------   --------   --------
        Net cash used in investing activities...............   (198,269)   (13,896)    (2,195)
                                                              ---------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................         --         --    205,909
  Borrowings on Revolving Credit Agreement..................     20,000         --     20,000
  Repayments on Revolving Credit Agreement..................    (10,000)        --    (45,000)
  Payments on long-term debt................................    (32,792)   (41,198)   (78,319)
  Payment of debt issuance costs............................         --       (829)      (866)
  Payment of rate lock agreement............................         --         --     (7,967)
  Payment of preferred stock dividends......................     (1,575)    (1,575)    (1,575)
  Loan to ESOP..............................................     (1,414)        --         --
  Issuance of common stock to ESOP..........................      1,414         --         --
  Retirement of common stock................................     (1,615)      (941)      (490)
                                                              ---------   --------   --------
        Net cash provided by (used in) continuing
        operations..........................................    (25,982)   (44,543)    91,692
        Net cash used in discontinued operations............         --    (21,079)    (4,516)
                                                              ---------   --------   --------
        Net cash provided by (used in) financing
        activities..........................................    (25,982)   (65,622)    87,176
                                                              ---------   --------   --------
        Net increase (decrease) in cash and cash
        equivalents.........................................   (108,948)   (15,854)   115,412
        Cash and cash equivalents at beginning of year......    142,896    158,750     43,338
                                                              ---------   --------   --------
        Cash and cash equivalents at end of year............  $  33,948   $142,896   $158,750
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

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT

     The Company recently reviewed its financial statement presentation and disclosure in response to a comment received from the staff of the Securities and Exchange Commission in a review of the Company's filings. As a result, the Company has restated the accompanying 2005, 2004 and 2003 Consolidated Statements of Cash Flows to classify capitalized dry-docking costs of $8,687, $11,816 and $30,366, respectively, as an operating activity rather than an investing activity. The Company also corrected the 2003 unaudited pro forma results of operations to exclude the 2005 acquisitions in Note 2.

     As a result of the restatement, the Company's previously reported cash flows from continuing operations provided by (used in) operating and investing activities have been increased or decreased as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                         2005        2004        2003
                                                      ----------   ---------   ---------
                                                                (IN THOUSANDS)
Net cash provided by operating activities:
  As previously reported............................  $ 123,990    $ 75,480    $ 60,797
  Dry-docking costs capitalized.....................     (8,687)    (11,816)    (30,366)
                                                      ---------    --------    --------
  As restated.......................................  $ 115,303    $ 63,664    $ 30,431
                                                      =========    ========    ========
Net cash used in investing activities:
  As previously reported............................  $(206,956)   $(25,712)   $(32,561)
  Dry-docking costs capitalized.....................      8,687      11,816      30,366
                                                      ---------    --------    --------
  As restated.......................................  $(198,269)   $(13,896)   $ (2,195)
                                                      =========    ========    ========

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

ASSETS CONTAINED IN A RABBI TRUST

     Assets contained in a rabbi trust consist of investments in various funds made by eligible individuals as part of the Company's deferred compensation plan, see Note 19. These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company's obligations under the deferred compensation plan. The Company classifies these assets as trading securities and accounts for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2005 and 2004, the Company has classified $1,745 and $654 as Prepaid Assets, for the current portion of deferred compensation and $9,926 and $9,015 as Other Assets for the long-term portion of deferred compensation, respectively.

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

     The following unaudited pro forma results of operations for the years ended December 31, 2005 and 2004, are presented as if the acquisitions of Northland Fuel and Titan had been completed on January 1, 2004. The unaudited pro forma results of operations for 2003 is presented as if the acquisition of the transportation management company and the acquisition of the minority interest in a joint venture were completed on January 1, 2003. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and the above acquisitions, and are not necessarily indicative of the

                 CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

                                                       2005         2004        2003
                                                    ----------   ----------   --------
Operating revenues................................  $1,335,912   $1,211,915   $967,342
Net income........................................  $   40,838   $   28,736   $ 13,044
Basic earnings per common share...................  $   289.41   $   200.74   $  84.52
Diluted earnings per common share.................  $   250.93   $   177.87   $  80.54

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

     The above operations have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Discontinued operations for the years ended December 31 are summarized as follows:

                                                           2005      2004      2003
                                                          -------   -------   -------
Operating revenues......................................  $ 6,950   $36,952   $22,276
                                                          =======   =======   =======
Income (loss) from discontinued operations before
  taxes.................................................  $(6,234)  $24,431   $ 1,512
Gain (loss) on disposal.................................      721        (5)       --
Income tax (expense) benefit............................    2,000    (9,400)     (300)
                                                          -------   -------   -------
Net income (loss) from discontinued operations..........  $(3,513)  $15,026   $ 1,212
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

NOTE 6 -- RESTRICTED CASH

     At December 31, 2005, the Company has cash and cash equivalents recorded in Prepaid Expenses and Other Current Assets in the amount of $5,917 restricted for the operation of certain vessels which the Company manages for unrelated third parties. The Company did not have any cash restricted for these purposes in 2004. The Company also has other restricted funds as described in Notes 12 and 13.

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

NOTE 10 -- GOODWILL

     The following is a summary of the carrying amount of goodwill and the goodwill acquired for the years ended December 31, 2005 and 2004:

                             DECEMBER 31,     ACQUIRED IN    DECEMBER 31,     ACQUIRED IN    DECEMBER 31,
SEGMENT                          2003            2004            2004            2005            2005
-------                     ---------------   -----------   ---------------   -----------   ---------------
Petroleum Services........      $44,786           $--           $44,786         $8,483          $53,269
Marine Services...........           --            --                --            758              758
                                -------           ---           -------         ------          -------
                                $44,786           $--           $44,786         $9,241          $54,027
                                =======           ===           =======         ======          =======

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

NOTE 12 -- CAPITAL CONSTRUCTION FUND

     Under its agreement with the U.S. Government, the Company is allowed to make deposits to the Capital Construction Fund ("CCF") of earnings and gains from qualified operations without payment of federal taxes. CCF cash and marketable securities are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration for use of these funds. Deposits to the CCF are considered tax deductions in the year designated; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement. Qualified withdrawals for investments in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes. The Company had qualified withdrawals of $4,205 during the year ended December 31, 2005.

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

     On April 4, 2006, the Company increased its Revolving Credit Agreement to $115,000 by adding an additional lender to the agreement. No other terms or covenants of the Revolving Credit Agreement were amended as a result of this agreement.

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

          3. Exhibits.

          The following exhibits are either included in this Form 10-K/A or incorporated herein by reference.

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

             EXHIBIT
              NUMBER                              DESCRIPTION
             -------                              -----------



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



              2.2.10      Amendment No. 9 to Purchase Agreement, dated as of December
                          5, 2005, by and between Crowley Marine Services, Inc., Fuel
                          Holding Company LLC (f/k/a Northland Fuel LLC), YF Company
                          and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC)
                          (incorporated by reference to Exhibit No. 2.2.10 to the
                          registrant's Form 10-K for the year ended December 31, 2005,
                          File No. 000-49717.)



              2.2.11      Amendment No. 10 to Purchase Agreement, dated as of January
                          18, 2006, by and between Crowley Marine Services, Inc., Fuel
                          Holding Company LLC (f/k/a Northland Fuel LLC), YF Company
                          and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC)
                          (incorporated by reference to Exhibit No. 2.2.11 to the
                          registrant's Form 10-K for the year ended December 31, 2005,
                          File No. 000-49717.)



              2.2.12      Amendment No. 11 to Purchase Agreement, dated as of January
                          30, 2006, by and between Crowley Marine Services, Inc., Fuel
                          Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC
                          (f/k/a Yukon Fuel Company LLC) and NV Fuel LLC (incorporated by reference to Exhibit No. 2.2.12 to the registrant's Form
                          10-K for the year ended December 31, 2005, File No.
                          000-49717.)



              2.2.13      Post-Closing Agreement, dated as of January 30, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company
                          LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel
                          Company LLC), NV Fuel LLC (f/k/a Northland Vessel Leasing
                          Company LLC) and Barge Lines LLC (f/k/a Yutana Barge Lines
                          LLC) (incorporated by reference to Exhibit No. 2.2.13 to the registrant's Form 10-K for the year ended December 31, 2005,
                          File No. 000-49717.)



              2.2.14      Post-Closing Agreement, dated as of February 22, 2006, by
                          and between Crowley Marine Services, Inc., Fuel Holding
                          Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon
                          Fuel Company LLC), NV Fuel LLC (f/k/a Northland Vessel
                          Leasing Company LLC) and Barge Lines LLC (f/k/a Yutana Barge
                          Lines LLC) (incorporated by reference to Exhibit No. 2.2.14 to the registrant's Form 10-K for the year ended December
                          31, 2005, File No. 000-49717.)



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
                          000-49717.)

             EXHIBIT
              NUMBER                              DESCRIPTION
             -------                              -----------



             10.1         Agreement for Contract Services between Crowley Maritime
                          Corporation and William P. Verdon (incorporated by reference to Exhibit No. 10.1 to the registrant's Form 10-K for the
                          year ended December 31, 2005, File No. 000-49717.)#



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



             10.9         Summary of Named Executive Officer and Director Compensation
                          Arrangements (incorporated by reference to Exhibit No. 10.9 to the registrant's Form 10-K for the year ended December
                          31, 2005, File No. 000-49717.)#



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

             EXHIBIT
              NUMBER                              DESCRIPTION
             -------                              -----------



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



             11           Statement regarding computation of per share earnings
                          (incorporated herein by reference to Note 18 of the Notes to
                          Consolidated Financial Statements in "Item 8. Financial
                          Statements and Supplementary Data")



             21           Subsidiaries of Crowley Maritime Corporation (incorporated by reference to Exhibit No. 21 to the registrant's Form 10-K for the year ended December 31, 2005, File No. 000-49717.)



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

     (c) Additional Financial Statements.

          See Items 15(a)(1) and 15(a)(2) of this Form 10-K/A. The individual financial statements of the registrant's subsidiaries have been omitted since the registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly owned.

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

Date: April 14, 2006

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

   2.2.10      Amendment No. 9 to Purchase Agreement, dated as of December
               5, 2005, by and between Crowley Marine Services, Inc., Fuel
               Holding Company LLC (f/k/a Northland Fuel LLC), YF Company and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC)
               (incorporated by reference to Exhibit No. 2.2.10 to the registrant's Form 10-K for the year ended December 31, 2005, File No. 000-49717.)

   2.2.11      Amendment No. 10 to Purchase Agreement, dated as of January
               18, 2006, by and between Crowley Marine Services, Inc., Fuel
               Holding Company LLC (f/k/a Northland Fuel LLC), YF Company and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC)
               (incorporated by reference to Exhibit No. 2.2.11 to the registrant's Form 10-K for the year ended December 31, 2005, File No. 000-49717.)

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------

   2.2.12      Amendment No. 11 to Purchase Agreement, dated as of January
               30, 2006, by and between Crowley Marine Services, Inc., Fuel
               Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC
               (f/k/a Yukon Fuel Company LLC) and NV Fuel LLC (incorporated by reference to Exhibit No. 2.2.12 to the registrant's Form
               10-K for the year ended December 31, 2005, File No.
               000-49717.)

   2.2.13 Post-Closing Agreement, dated as of January 30, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company
               LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel
               Company LLC), NV Fuel LLC (f/k/a Northland Vessel Leasing
               Company LLC) and Barge Lines LLC (f/k/a Yutana Barge Lines
               LLC) (incorporated by reference to Exhibit No. 2.2.13 to the registrant's Form 10-K for the year ended December 31, 2005, File No. 000-49717.)

   2.2.14 Post-Closing Agreement, dated as of February 22, 2006, by and between Crowley Marine Services, Inc., Fuel Holding
               Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon
               Fuel Company LLC), NV Fuel LLC (f/k/a Northland Vessel
               Leasing Company LLC) and Barge Lines LLC (f/k/a Yutana Barge
               Lines LLC) (incorporated by reference to Exhibit No. 2.2.14 to the registrant's Form 10-K for the year ended December
               31, 2005, File No. 000-49717.)

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

  10.1         Agreement for Contract Services between Crowley Maritime
               Corporation and William P. Verdon (incorporated by reference to Exhibit No. 10.1 to the registrant's Form 10-K for the year ended December 31, 2005, File No. 000-49717.)#

  10.2 Crowley Maritime Corporation Deferred Compensation Plan as amended and restated (incorporated by reference to Exhibit
               No. 10.2 to the registrant's Registration Statement on Form
               10-12G filed on April 1, 2002, File No. 000-49717.)#

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

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------

  10.5.2 Split Dollar Life Insurance Agreement (1035 Exchange Policy) between Crowley Maritime Corporation and Thomas B. Crowley,
               Jr. dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.9 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#

  10.5.3       Split Dollar Life Insurance Agreement (New Policies) between
               Crowley Maritime Corporation and Thomas B. Crowley, Jr.
               dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.10 to the registrant's Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#

  10.5.4       Split Dollar Life Insurance Agreement between Crowley
               Maritime Corporation, Thomas B. Crowley, Jr. and Christine
               S. Crowley, as Distributing Trustee of the 1998 Crowley
               Family Generation -- Skipping Trust u/t/d dtd/ November 12,
               1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998 (incorporated by reference to Exhibit No. 10.11 to the registrant's
               Registration Statement on Form 10-12G filed on April 1,
               2002, File No. 000-49717.)#

  10.6         Settlement Agreement, dated as of December 23, 2003, between
               Crowley Maritime Corporation and Thomas B. Crowley, Jr.
               (incorporated by reference to Exhibit No. 10.14 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.) #(b)

  10.7 Crowley Maritime Corporation 2004 Management Incentive Plan, dated March 10, 2004 (incorporated by reference to Exhibit
               No. 10.15 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No.
               000-49717.)#

  10.8         Description of Crowley Maritime Corporation Bonus Plan For
               Executives Whose Direct Annual Compensation is Less Than
               $1.0 Million (incorporated by reference to Exhibit No. 10.17 to the registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2004, File No. 000-49717.)#

  10.9         Summary of Named Executive Officer and Director Compensation
               Arrangements (incorporated by reference to Exhibit No. 10.9 to the registrant's Form 10-K for the year ended December
               31, 2005, File No. 000-49717.)#

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

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------

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

  11           Statement regarding computation of per share earnings
               (incorporated herein by reference to Note 18 of the Notes to Consolidated Financial Statements in "Item 8. Financial
               Statements and Supplementary Data")

  21 Subsidiaries of Crowley Maritime Corporation (incorporated by reference to Exhibit No. 21 to the registrant's Form 10-K for the year ended December 31, 2005, File No. 000-49717.)

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