Form 10-Q
period 2006-03-31
CROWLEY MARITIME CORP
filed 2006-05-15
CIK 1130194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 12, 2006, 88,813 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.
CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005

Revenues:
Operating revenues	$261,463	$226,187
Fuel sales	67,159	13,020

	328,622	239,207

Expenses:
Operating	226,899	197,808
Cost of fuel sold	57,050	9,279
General and administrative	8,677	10,102
Depreciation and amortization	17,524	15,937
Asset recoveries, net	(1,520)	(1,746)

	308,630	231,380

Operating income	19,992	7,827
Other income (expense):
Interest income	352	801
Interest expense	(4,807)	(4,969)
Minority interest in consolidated subsidiaries	(16)	(24)
Other income (expense)	838	(82)

	(3,633)	(4,274)

Income from continuing operations before income taxes	16,359	3,553
Income tax expense	(6,400)	(1,400)

Income from continuing operations	9,959	2,153
Discontinued operations:
Loss from operations, including gain on disposal, net of tax benefit	(51)	(313)

Net income	9,908	1,840
Preferred stock dividends	(394)	(394)

Net income attributable to common stockholders	$9,514	$1,446

Basic earnings per common share:
Income from continuing operations	$71.34	$13.04
Loss from discontinued operations	(0.38)	(2.32)

Net income	$70.96	$10.72

Diluted earnings per common share:
Income from continuing operations	$61.74	$13.04
Loss from discontinued operations	(0.32)	(2.32)

Net income	$61.42	$10.72

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$50,183	$33,948
Receivables, net	196,635	200,607
Inventory	23,775	37,744
Prepaid expenses and other current assets	33,383	36,276
Deferred income taxes	19,681	19,681
Current assets of discontinued operations	432	523
Accrued deposits	(42,185)	(41,000)

TOTAL CURRENT ASSETS	281,904	287,779
Receivable from related party	11,920	11,540
Goodwill	55,971	54,027
Intangibles, net	18,993	19,651
Other assets	58,374	36,568
Capital Construction Fund	41,827	41,827
Property and equipment, net	619,516	607,319

TOTAL ASSETS	$1,088,505	$1,058,711

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$130,868	$122,186
Accrued payroll and related expenses	45,186	48,710
Insurance claims payable	20,334	22,311
Unearned revenue	11,439	15,974
Current liabilities of discontinued operations	1,033	1,225
Current portion of long-term debt	36,147	33,426

TOTAL CURRENT LIABILITIES	245,007	243,832
Deferred income taxes	115,755	110,002
Other liabilities	22,943	22,032
Minority interests in consolidated subsidiaries	109	93
Long-term debt, net of current portion	334,987	322,686

TOTAL LIABILITIES	718,801	698,645

COMMITMENTS AND CONTINGENCIES (Note 10)
Redeemable common stock, 5,075 shares issued and outstanding	9,450	9,450
Unearned ESOP common stock, 871 and 896 shares	(1,231)	(1,267)

TOTAL REDEEMABLE COMMON STOCK	8,219	8,183

STOCKHOLDERS’ EQUITY:
Preferred class A convertible stock, $100 par value, 315,000 shares issued, authorized and outstanding	31,500	31,500
Common voting stock, $.01 par value, 4,485,000 shares authorized; 83,738 and 83,738 shares issued and outstanding, respectively	1	1
Class N common non-voting stock, $.01 par value, 54,500 shares authorized; 46,138 shares outstanding	—	—
Additional paid-in capital	64,277	64,277
Retained earnings	269,577	260,063
Accumulated other comprehensive loss, net of tax benefit of $2,176 and $2,225, respectively	(3,870)	(3,958)

TOTAL STOCKHOLDERS’ EQUITY	361,485	351,883

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$1,088,505	$1,058,711

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(In thousands, except share amounts)

	Preferred Class A				Class N
	Convertible Stock		Common Stock		Common Stock				Accumulated
							Additional		Other
		Par		Par		Par	Paid-In	Retained	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Loss	Total

December 31, 2005	315,000	$31,500	83,738	$1	46,138	$—	$64,277	$260,063	$(3,958)	$351,883
Preferred stock dividends	—	—	—	—	—	—	—	(394)	—	(394)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	9,908	—
Other comprehensive income:
Amortization of rate lock agreement, net of tax expense of $49	—	—	—	—	—	—	—	—	88
Total comprehensive income	—	—	—	—	—	—	—	—	—	9,996

March 31, 2006	315,000	$31,500	83,738	$1	46,138	$—	$64,277	$269,577	$(3,870)	$361,485

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(In thousands)

	2006	2005

		(Restated)
OPERATING ACTIVITIES:
Net income	$9,908	$1,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,524	15,937
Dry-docking costs capitalized	(2,617)	(4,232)
LOF Contract costs recovery	(23,003)	—
Amortization of deferred gain on the sale and leaseback of vessels	(144)	(144)
Asset recoveries, net	(1,520)	(1,746)
Change in cash surrender value of life insurance	(395)	94
Deferred income tax provision	4,864	278
Changes in current assets and liabilities, net of acquisitions:
Receivables, net	6,586	6,866
Inventory, prepaid expenses and other current assets	13,178	(6,718)
Accounts payable and accrued liabilities	2,461	3,619
Accrued payroll and related expenses	(3,540)	4,782
Other	1,442	1,147

Net cash provided by continuing operations	24,744	21,723
Net cash provided by (used in) discontinued operations	(101)	885

Net cash provided by operating activities	24,643	22,608

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(4,837)	—
Property and equipment additions	(25,104)	(15,431)
Proceeds from asset dispositions	3,311	5,338
Withdrawals of restricted funds	3,859	—
Contingent purchase price paid, net	(191)	—

Net cash used in investing activities	(22,962)	(10,093)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	32,363	—
Repayments on Revolving Credit Agreement	(10,000)	—
Payments on long-term debt	(7,809)	(6,119)

Net cash provided by (used in) financing activities	14,554	(6,119)
Net increase in cash and cash equivalents	16,235	6,396
Cash and cash equivalents at beginning of period	33,948	142,896

Cash and cash equivalents at end of period	$50,183	$149,292

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)

NOTE 1 —	Summary of Significant Accounting Policies
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission which apply to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the financial statements and notes thereto contained in Amendment No. 1 to the Annual Report on Form 10-K for Crowley Maritime Corporation (the “Company”) for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 14, 2006.
      All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the financial condition, results of operations and cash flows for the interim periods have been made. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

Restatement
      The Company recently reviewed its financial statement presentation and disclosure in response to a comment received from the staff of the Securities and Exchange Commission resulting from a review of the Company’s filings. As a result, the Company restated its December 31, 2005, 2004 and 2003 Consolidated Statement of Cash Flows to classify capitalized dry-docking costs as an operating activity rather than an investing activity.
      As a result of the restatements, the Company’s previously reported cash flows from continuing operations provided by (used in) operating and investing activities will be increased or decreased for the three months ended March 31, 2005 as follows:

Net cash provided by operating activities:
As previously reported	$26,840
Dry-docking costs capitalized	(4,232)

As restated	$22,608

Net cash used in investing activities:
As previously reported	$(14,325)
Dry-docking costs capitalized	4,232

As restated	$(10,093)

Reorganization
      Effective July 1, 2005, the Company implemented a corporate reorganization. As a result of this reorganization, the Company reevaluated its operating segments and reporting segments and retroactively changed them to be aligned with the Company’s new structure. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company has aggregated the Puerto Rico and Caribbean Liner Services and Latin America Liner Services into one reportable segment called Liner Services. Refer to Note 9 for further discussion of the Company’s segments.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)

Reclassifications
      As discussed in Note 3, the Company has reported discontinued operations and reclassified amounts related to those discontinued operations. As discussed in Note 9, effective July 1, 2005, the Company completed a reorganization, which affected the Company’s reportable segments. Accordingly, the unaudited condensed consolidated financial statements for the three months ended March 31, 2005 and related notes thereto have been reclassified to conform with the current year presentation.

LOF Contract Costs Recoveries
      Costs incurred on salvage contracts performed under Lloyd’s Open Form (“LOF”) are expensed as incurred. The Company recognizes contract costs recoveries as an offset of costs incurred during the period in which the Company has completed a salvage process that provides it with a valid claim and when such costs are deemed probable of recovery (as defined in SFAS No. 5, Accounting for Contingencies). If costs are incurred in a given period and the Company does not complete a salvage process, a cost recovery is not recognized in that period. If costs incurred in a given period for a successful salvage are not deemed probable of recovery, these costs are expensed as incurred and no costs recoveries are recognized in that period. At the time when settlement or arbitration is complete, the Company will recognize the total revenue related to the contract, total costs that were recovered and associated profit related to the contract. The Company has historically recovered at least its salvage costs in substantially all of its prior salvage operations. Cost recoveries are netted against expenses in the operating expense section of the consolidated statement of operations.

NOTE 2 —	Acquisitions of Businesses

2006 Acquisitions
      On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively “CDI”), a fuel distribution business in Alaska, for cash of $4,644, net of $469 cash acquired. The acquisition of CDI further expands the Company’s Alaskan fuel distribution business. The operations of CDI have been included in the Company’s Unaudited Condensed Consolidated Statement of Operations, within the Petroleum Services segment, commencing January 1, 2006. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The Company is in the process of allocating the purchase price which includes obtaining independent appraisals of the fair value of assets and intangibles acquired. The Company will also be evaluating contingencies, such as environmental contingencies, during the second and third quarters of 2006 due to weather conditions in Alaska. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill of $1,395 related to this acquisition.

2005 Acquisitions
      On September 6, 2005, the Company acquired from Northland Fuel LLC, all of the stock of Service Oil and Gas, Inc. and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively “Northland Fuel”). Northland Fuel operates a refined products distribution business in Alaska. The acquisition of Northland Fuel complements the Company’s existing business engaged in the transportation, distribution and sale of fuel in Alaska and has been included in the Company’s consolidated statement of operations, within the Petroleum Services segment, commencing September 6, 2005. The acquisition has been accounted for in accordance with

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
SFAS No. 141, Business Combinations. The purchase price, including working capital adjustments, was $92,584, net of $1,581 cash acquired. The purchase price was paid with cash.
      The assets and liabilities have been recorded at estimated fair value as determined by the Company’s management based on information currently available. The Company has received independent appraisals of the fair values of the acquired property and equipment. The Company is currently in the process of appraising the identified intangibles assets which the Company expects to consist of customer lists. The Company expects that the final appraisals for identified intangibles assets will be received before the end of the third quarter of 2006. The Company is also in the process of determining if any contingencies exist as of the purchase date. It is expected that the identification of contingencies, such as environmental contingencies, will not be completed until the second or third quarter of 2006 due to weather conditions in Alaska. Accordingly, the allocation of the purchase price is subject to revision based on the final determination of fair values of intangible assets and contingencies identified. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill and other intangibles of $13,536 related to this acquisition. It is expected that the incremental amortization adjustment that results from the final intangible appraisals will not have a material effect on the financial condition or results of operations.
      On October 1, 2005, the Company acquired all of the membership interest of Titan Maritime LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively “Titan”), a worldwide marine salvage and marine wreck removal business. The acquisition of Titan expands the Company’s marine salvage and marine wreck removal business domestically and into international markets. The operations of Titan have been included in the Company’s consolidated statement of operations commencing October 1, 2005 and are reported under the Marine Services segment. The purchase price of $18,094, net of $1,619 cash acquired, is comprised of $12,588 cash, a $5,000 promissory note, and working capital payable to the sellers of $2,125. The promissory note is payable in five annual installments of $1,000 plus interest at the Citibank prime interest rate. The interest rate (currently 6.75%) is adjusted annually on October 1. The working capital purchased is subject to adjustment for one year based on actual revenues earned and expenses paid.
      In accordance with the purchase agreement, the sellers shall annually earn 35% of calculated earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $1,000 and $3,000 and shall earn 20% of calculated EBITDA greater than $3,000 for five years. The earn- out is considered contingent purchase price and will be accounted for as purchase price when earned. No earn-out has been earned through March 31, 2006.
      The Company has not completed the process of allocating the purchase price. The assets and liabilities of Titan have been recorded at fair value as determined by the Company’s management based on information currently available. The Company has received independent appraisals of the fair values of vessels acquired. The Company is currently in the process of appraising the other property and equipment acquired and identified intangibles, which the Company expects to consist of non-compete agreements. The Company expects to receive the final appraisals before the end of the third quarter of 2006. Accordingly, the allocation of the purchase price is subject to revision based on the final determination of the fair value of assets and intangibles acquired. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill and other intangibles of $4,254 related to this acquisition. It is expected that the incremental depreciation and amortization adjustment that results from the final appraisals will not have a material effect on the financial condition or results of operations.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
      The purchase price of the acquisitions described above consisted of the following as of March 31, 2006:

	2006	2005
	Acquisition	Acquisitions

Assets:
Receivables	$2,013	$40,443
Inventory	137	28,074
Prepaid expenses and other current assets	38	697
Goodwill	1,395	9,790
Intangibles	—	8,000
Other assets	177	200
Property and equipment	3,935	56,286
Liabilities:
Accounts payable and accrued liabilities	(1,587)	(25,018)
Accrued payroll and related expenses	(16)	(1,020)
Unearned revenue	—	(3,348)
Current portion of long-term debt	(468)	(963)
Deferred income taxes	(840)	(1,342)
Other long-term liabilities	(140)	(553)
Long-term debt	—	(568)

Total purchase price	$4,644	$110,678

      The following unaudited pro forma results of operations for the three months ended March 31, 2005 are presented as if the above acquisitions had been completed on January 1, 2005. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and the above acquisitions, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

Three Months
Ended March 31,
2005

Revenues	$288,170
Net income	$363
Less preferred stock dividends	(394)

Net loss for basic and diluted earnings per common share	$(31)

Basic and diluted earnings per common share	$(0.23)

NOTE 3 —	Discontinued Operations
      The Company has disposed of vessels and certain South America operations in previous years that were accounted for as discontinued operations, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
Infrequently Occurring Events and Transactions. Discontinued operations for the three months ended March 31 are summarized as follows:

	2006	2005

Revenues	$2	$2,605

Loss from discontinued operations before taxes	$(51)	$(517)
Gain on disposal	—	4
Income tax benefit	—	200

Net loss from discontinued operations	$(51)	$(313)

      The combined assets and liabilities of discontinued operations included in the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

Receivables, net	$85	$175
Prepaid expenses and other assets	347	348

Current assets of discontinued operations	$432	$523

Accounts payable and accrued liabilities	$999	$1,146
Insurance claims payable	34	79

Current liabilities of discontinued operations	$1,033	$1,225

NOTE 4 —	Related Party Transactions
      Included in trade receivables at March 31, 2006 is a receivable balance of $217 from a retail gas station in Alaska which is owned by an employee of the Company. The Company recorded $633 in Fuel Sales during the three months ended March 31, 2006 related to this retail gas station.
NOTE 5 — Assets Contained in a Rabbi Trust
      Assets contained in a rabbi trust consist of investments in various funds made by eligible individuals as part of the Company’s deferred compensation plan. These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies these assets as trading securities and accounts for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company recorded a gain of $783 and a loss of $123 in Other Income for the three months ended March 31, 2006 and 2005, respectively.
NOTE 6 — Accrued Deposits

Capital Construction Fund
      Under its agreement with the U.S. Government, the Company is allowed to deposit to the Capital Construction Fund (“CCF”) earnings and gains from qualified operations without payment of federal taxes. CCF cash and marketable securities are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration. Deposits to the CCF are considered tax deductions in the year designated; however, they

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement. Qualified withdrawals for investments in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.
      At December 31, 2005, the Company designated $41,000 of qualified earnings as “accrued deposits” to its CCF. The Company has not changed this designation in 2006. Such accrued deposits are reflected in the Unaudited Condensed Consolidated Balance Sheets as a reduction of current assets.

Construction Reserve Fund
      Under its agreement with the U.S. Government, the Company is allowed to deposit to a Construction Reserve Fund (“CRF”) proceeds from qualified sales of vessels without payment of federal taxes. CRF cash and marketable securities are restricted to provide for the replacement of vessels (constructed or purchased) within strict guidelines established by the U.S. Maritime Administration. Deposits to the CRF are considered to be a tax deferral in the year of a sale of a qualified vessel. Qualified withdrawals for investments in vessels do not give rise to a current tax liability, but reduce the depreciable bases of the vessels for income tax purposes.
      At March 31, 2006, the Company has designated $1,185 of qualified sales proceeds as “accrued deposits” to its CRF. Such accrued deposits are reflected in the Unaudited Condensed Consolidated Balance Sheets as a reduction of current assets and an addition to Property and Equipment as the qualified proceeds will be used to reimburse the Company for qualified expenditures. Furthermore, the Company has reduced its current tax liability and increased its deferred tax liability at March 31, 2006 for the effects of this accrued deposit.

NOTE 7 —	Long-Term Debt
      During January 2006, the Company repaid $10,000 under its $95,000 Amended and Restated Credit Agreement (the “Revolving Credit Agreement”).
      During January 2006, the Company entered into a master security agreement for $36,265 with a bank to finance operating equipment constructed in 2005 and 2006. The Company has received $31,823 in proceeds under the master financing agreement during the first quarter of 2006. The Company will receive the remaining $4,442 of proceeds as equipment is purchased. Principal and interest, at fixed rates ranging from 6.15% to 6.56%, is due quarterly through March 2016. The agreement includes balloon payments of $4,809 in January 2013, $849 in March 2013 and $4,090 in March 2016. The loan is collateralized by the operating equipment.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)

NOTE 8 —	Earnings Per Common Share
      The computations for basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,

	2006	2005

Numerator:
Income from continuing operations	$9,959	$2,153
Less preferred stock dividends	(394)	(394)

Income for basic earnings per common share from continuing operations	9,565	1,759
Loss from discontinued operations, net of tax benefit	(51)	(313)

Net income for basic earnings per common share	$9,514	$1,446
Plus preferred stock dividends	394	—

Net income for diluted earnings per common share	$9,908	$1,446

Denominator:
Basic weighted average shares	134,072	134,939

Diluted weighted average shares	161,306	134,939

      The preferred class A convertible stock is anti-dilutive for the three months ended March 31, 2005.

NOTE 9 —	Financial Information by Segment and Geographic Area
      Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on the types of services provided by each segment. The Company accounts for intersegment revenue and transfers at cost.
      Effective July 1, 2005, the Company implemented a corporate reorganization. As a result of this reorganization, the Company reevaluated its operating segments and reporting segments and retroactively changed them to be aligned with the Company’s new structure. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Islands Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company manages its business operations and evaluates performance based upon the revenue and operating income of its operating segments.
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
      The Company has aggregated the Puerto Rico and Caribbean Islands Liner Services and the Latin America Liner Services into one reportable segment called Liner Services. These operating segments are

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
aggregated based upon their long-term financial performance and because their products, services and class of customers are similar. The Liner Services segment provides ocean transportation services for the carriage of cargo between two geographic areas: (1) ports in the United States and ports in Puerto Rico and certain eastern Caribbean islands; and (2) ports in the United States and ports in Central America, and certain Western Caribbean islands. The Liner Services segment provides a broad range of cargo transportation services including the carriage of containers, trailers, vehicles and oversized cargo.
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
      Other includes corporate services. Corporate services provides accounting, legal, human resources, information technology, purchasing support, insurance services, engineering services and vessel acquisition services to the Company’s operating segments and allocates 100% of their associated costs to the operating segments. Asset charges (recoveries) are allocated to the segment that last used the asset.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
      The table below summarizes certain financial information for each of the Company’s segments and reconciles such information to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2006 and 2005. The Company does not segregate assets or expenditures for long-lived assets by reporting segment; therefore these amounts are reported under Other. Additionally, the Company does not allocate interest expense, interest income, other income, or income taxes to operating segments. Accordingly, such amounts are included in Other. As a result of the changes in the Company’s reportable segments during 2005, the information for prior quarters has been reclassified to conform with the current year presentation. This information has also been reclassified for discontinued operations, as discussed in Note 3.

	Liner	Logistics	Marine	Petroleum	Segment			Consolidated
	Services	Services	Services	Services	Total	Other	Elimination	Total

Three Months Ended March 31, 2006
Revenues	$160,932	$13,213	$55,764	$98,713	$328,622	—	—	$328,622
Intersegment revenues	1,953	118	16,619	128	18,818	$25,040	$(43,858)	—
Depreciation and amortization	4,258	233	2,493	4,940	11,924	5,600	—	17,524
Asset recoveries	(61)	(20)	(1,331)	(108)	(1,520)	—	—	(1,520)
Operating income (loss)	9,703	(249)	6,628	3,910	19,992	—	—	19,992
Income (loss) from discontinued operations, net of tax	11	—	—	(62)	(51)	—	—	(51)
Three Months Ended March 31, 2005
Revenues	$150,446	$11,505	$32,168	$45,088	$239,207	—	—	$239,207
Intersegment revenues	1,134	12	11,059	—	12,205	$26,084	$(38,289)	—
Depreciation and amortization	3,048	272	2,540	4,345	10,205	5,732	—	15,937
Asset recoveries	(111)	—	(1,635)	—	(1,746)	—	—	(1,746)
Operating income (loss)	5,141	(555)	(1,113)	4,354	7,827	—	—	7,827
Loss from discontinued operations, net of tax	(35)	(7)	—	(271)	(313)	—	—	(313)

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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
      Revenues from external customers and property and equipment, net by geographic area are summarized as follows:

	United	All Foreign	Consolidated
	States	Countries	Total

Three months ended March 31, 2006
Revenues	$281,627	$46,995	$328,622
Property and equipment, net	$608,648	$10,868	$619,516
Three months ended March 31, 2005
Revenues	$199,221	$39,986	$239,207
Property and equipment, net	$489,313	$3,600	$492,913

NOTE 10 —	Commitments and Contingencies

General Litigation
      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2006, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

Litigation Involving Directors
      A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants improperly spent corporate funds on certain split-dollar life insurance policies to advance a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of his family. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. The motion was briefed and heard on September 30, 2005. Before ruling on the Company’s motion to dismiss, the Court, on January 19, 2006, ordered that motion stayed pending resolution of two motions filed on December 27, 2005; one motion to amend filed by the plaintiff, and a second motion to intervene filed by a purported stockholder. Defendants’ opposition briefs to these pending motions have been filed and oral argument on the motions is currently scheduled for June 9, 2006. The Company believes that there are legal and factual defenses to these claims and intends to defend this action vigorously. The Company believes that an adverse outcome of this case would not have a material effect on its financial condition, results of operations or cash flows.

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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law.
      Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases (“the Multidistrict Litigation”) were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, the cases were dismissed subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 31 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing the cases. Although ten years have passed since the dismissal, it is not known whether a plan can be developed that will result in settlement of the cases. If not settled, upon reinstatement, the cases should be remanded to the Ohio and Michigan federal courts.
      In addition, the Company is a defendant with others in approximately 91 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.
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
      At March 31, 2006, the Company has accrued $2,927 as its best estimate of the liability for pending asbestos and toxic claims and has recorded a receivable from its insurance companies of $1,133 related to the asbestos litigation described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.
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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
claim litigation or the settlement process. It is therefore possible that an adverse outcome in some of these cases could have a material adverse affect on the Company’s consolidated financial condition, operating results or cash flows.
      A summary of the asbestos-related claims for the first quarter of 2006 and 2005 is presented below (dollars are in thousands):

	2006	2005

Number of claims filed	25	21
Number of claims settled	1	6
Number of claims dismissed	—	2
Total settlements paid	$2	$93
Average settlement	$2	$16
Legal expenses paid	$145	$105
Insurance proceeds received	$5	$41
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

Other Commitments
      The Company has executed agreements totaling approximately $4,586 to purchase certain equipment and one vessel that are expected to be delivered during 2006.
      The Company has entered into contracts for the construction of 6 articulated tug/barge units and 2 heavy lift deck barges at an aggregate cost of approximately $303,600 (including the cost of owner furnished equipment). The vessels are currently under construction and are expected to be delivered over the next three years.
      Approximately $92,689 has been spent pursuant to the above purchase and construction agreements as of March 31, 2006.

NOTE 11 —	Additional Cash Flow Information
      At March 31, 2006, the Company decreased its accrual for the purchase of property and equipment by $3,006. At March 31, 2005, the Company decreased its accrual for the purchase of property and equipment by $1,533.

NOTE 12 —	Subsequent Events
      On April 4, 2006, the Company increased its Revolving Credit Agreement to $115,000 by adding an additional lender to the agreement. No other terms or covenants of the Revolving Credit Agreement were amended as a result of this agreement.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except share and per share amounts)
      In April 2006, the Company entered into swaps and options related to heating oil pursuant to which, on each applicable settlement date, the Company will pay the amount, if any, by which a contract price for a swap or option contract exceeds the settlement price quoted on the New York Mercantile Exchange (“NYMEX”) or will receive the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these transactions is to reduce the decline in the Company’s cash flows that would occur from a sustained rise in heating oil fuel prices. The resulting gains or losses from these transactions will be reported in the Consolidated Statements of Operations as Derivative income (loss), net, as they do not meet the criteria for hedge accounting, pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.
      During May 2006, the Company entered into a loan agreement for $85,500 to reimburse the Company for expenditures incurred for the construction of two articulated tug/barge units (“ATBs”). The Company has drawn $42,750 against this loan agreement. The loan is scheduled to be paid in quarterly installments of $1,115 with a balloon payment of $34,200 in January 2018. Interest is due quarterly at LIBOR plus a margin. The loan is collateralized by the ATBs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following presentation of Management’s Discussion and Analysis (“MD&A”) of Crowley Maritime Corporation’s (the “Company’s”) financial condition, results of operations and cash flows should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto, and the MD&A included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2006 (collectively, with the Annual Report on Form 10-K filed with the SEC on March 16, 2006, the “Form 10-K/ A”).
      Certain statements in this quarterly report on Form 10-Q and its Exhibits (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “can be,” “expects,” “may affect,” “anticipates,” “may depend,” “believes,” “estimates,” “plans,” “projects” and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on behalf of the Company is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond the Company’s control.
      In addition to those risks discussed in “Part II — Other Information” under “Item 1A. Risk Factors” and in the Company’s other filings with the SEC, press releases and public statements by the Company’s management, factors that may cause the Company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward-looking statements include:

•	changes in worldwide demand for chemicals, petroleum products and other cargo shipped by the Company’s customers;

•	the cyclical nature of the shipping markets in which the Company’s Liner Services segment operates;

•	changes in domestic and foreign economic, political, military and market conditions;

•	the effect of, and the costs of complying with, federal, state and foreign laws and regulations;

•	the impact on the Company’s business and financial condition of recent and future: (a) acquisitions by the Company; and (b) joint ventures to which the Company is or may become a party;

•	fluctuations in fuel prices and the Company’s ability to pass on increases in fuel costs to its customers;

•	the Company’s ongoing need to be timely in replacing or rebuilding certain of its tankers and barges currently used to carry petroleum products in its Petroleum Services and carry equipment (such as containers, trailers and chassis) in its Liner Services;

•	competition for the Company’s services in the various markets in which it operates;

•	risks affecting the Company’s ability to operate its vessels or carry out scheduled voyages, such as catastrophic marine disaster, adverse weather and sea conditions, and oil, chemical and other hazardous substance spills;

•	the extent of salvage operations undertaken by the Company, costs incurred, timing and the ultimate amount of the settlement or arbitration award;

•	the effect of pending asbestos or other toxic tort related litigation and related investigations and proceedings;

•	the state of relations between the Company and its unionized work force as well as the effects of possible strikes or other related job actions; and

•	risks associated with the Company’s foreign operations.
      All such forward-looking statements are current only as of the date on which such statements were made.
      The Company does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.
Executive Summary

Reorganization
      Effective July 1, 2005, the Company implemented a corporate reorganization. As a result of this reorganization, the Company reevaluated its operating segments and reporting segments and retroactively changed them to be aligned with the Company’s new structure. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Islands Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services.
      As a result of the Company’s change in its organizational structure, the previously reported Ship Assist and Escort Service and Energy and Marine Service operating segments have been combined into one operating segment called Marine Services. In addition, certain ship management services previously reported under Liner Services and the former Oil and Chemical Distribution and Transportation Services are reported in Marine Services. The remaining portions of the former Oil and Chemical Distribution and Transportation Services (Petroleum Service and Marine Transport Corporation) including certain ship management services are now part of an operating segment named Petroleum Services.
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
      All prior quarter consolidated financial information has been restated to reflect the change in segments.

Acquisitions and Dispositions
      On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively “CDI”), a fuel distribution business in Alaska, for cash of $4.6 million, net of $.5 million cash acquired. The acquisition of CDI further expands the Company’s Alaskan fuel distribution business. The operations of CDI are included in the Company’s Unaudited Condensed Consolidated Statement of Operations, within the Petroleum Services segment, commencing January 1, 2006. The Company is in the process of allocating the purchase price which includes obtaining independent appraisals of the fair value of assets and intangibles acquired. The Company will also be evaluating contingencies, such as environmental contingencies, during the second and third quarters of 2006 due to weather conditions in Alaska.
      We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) purchased CDI in January 2006; (2) purchased from Northland Fuel LLC all of the stock of Service Oil and Gas, Inc and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively “Northland Fuel”) in September 2005; (3) purchased the membership interest of Titan Maritime LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively “Titan”) in October 2005; (4) entered into a construction contract in February 2006 for two heavy lift deck barges; and (5) entered into construction contracts during 2005 and 2004 for 6 articulated tug/barge units (“ATBs”).
Critical Accounting Policies
      The preparation of the unaudited condensed consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact those consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, dry-docking, goodwill and intangibles, revenue recognition, LOF contract cost recoveries, insurance reserves and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial condition, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Form 10-K/ A.

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

Dry-docking
      Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry-docking, to maintain the required operating certificates. These dry-dockings generally occur every two and a half years, or twice every five years. Because dry-dockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled dry-dockings for major owned vessels are deferred and amortized on the straight-line basis until the next regularly scheduled dry-docking period.
      The Company capitalizes dry-docking costs for major owned vessels (Tank Ships, 580’ Barges, 730’ Barges, Integrated Tug/ Barge units and ATBs). Vessel dry-docking costs for other owned vessels (Offshore Tugs, Tractor Tugs, River Tugs, 1,000-5,999 DWT Barges, 6,000-20,000 DWT Barges and miscellaneous barges) are not individually significant and are expensed as incurred as repair and maintenance expense. The types of material costs that are incurred for dry-dockings include compliance with regulatory and vessel classification inspection requirements, blasting and coating of steel and steel replacement. Mobilization costs to and from the dry docking location are expensed as incurred. During a vessel dry-docking, the Company will occasionally replace vessel machinery or equipment and perform procedures that materially enhance capabilities or extend the useful life of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful life of the vessel.

Goodwill and Intangibles
      Goodwill represents the costs of acquired companies in excess of the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill

and Other Intangible Assets, goodwill deemed to have an indefinite life is not amortized, but is subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment; the assessment primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.
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

Revenue Recognition
      The Company’s accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized on the proportional performance basis over each voyage by load and discharge port. Revenue from the Company’s Logistics Services, a portion of the revenue generated by Marine Services and fuel sales of the Petroleum Services are recognized as services are provided. Revenues from Petroleum Services, except fuel sales, and a portion of Marine Services are recognized on the proportional performance basis over the length of the contract. Estimated losses are provided at the time such losses become evident. The Company’s recognition of revenue includes estimates of the total costs incurred for each service and the total billings to perform the service that impacts the estimated operating margin. While the Company has processes in place to assist in developing these estimates, if the Company experiences significantly higher costs or a significant decrease in estimated billings, the Company’s financial condition, results of operations and cash flows could be materially impacted.

LOF Contract Cost Recoveries
      Marine Services enters into certain marine salvage contracts on Lloyd’s Standard Form of Salvage Agreement or “Lloyd’s Open Form” (“LOF”). The LOF is administered by the Lloyd’s Salvage Arbitration Branch (“Lloyd’s”). These contracts are governed by the International Convention on Salvage, IMO 1989 (the “Convention”). The Convention was established in 1989 in part to “ensure that adequate incentives are available to persons who undertake salvage operations in respect of vessels and other property in danger.” As governed by the articles of the Convention, LOF contracts provide for two different types of remuneration: (a) Article 13 awards, which is traditional compensation based on the value of the salved property and other factors weighted by Lloyd’s salvage arbitrators; and (b) Article 14 awards which is special compensation based on the salvor’s costs of operations to minimize or eliminate the risk of environmental harm in the event that the salvor has failed to earn an award under Article 13.
      When conducting a marine salvage, the Company obtains maritime liens for each salved property. The parties that own the vessel and cargo being salved must provide satisfactory security for the Company’s claim, including costs and interest, before obtaining possession of the salved vessel and cargo. This security is normally in the form of a financial institution letter of credit, guarantee or an insurance bond securing the salvor’s maritime lien against the value of the salved property (e.g., vessel, cargoes and bunkers).
      When the salvage is complete, all of the parties will attempt to settle the contract based on the value of the salved property, primarily vessel and cargo, along with other factors, including taking into account the expense and risk undertaken by the salvor. If the parties cannot agree on the amount to be paid to the salvor, the LOF is subject to arbitration at Lloyd’s. The significant items the arbitrator will consider when assessing what to assign as an award are: (a) the salved value of the vessel and cargo; (b) the skill and efforts of the salvors in preventing or minimizing damage to the environment and salving the vessel and other property; (c) the measure of success obtained by the salvor; (d) the nature and degree of danger; and (e) the time used and expenses and losses incurred by salvors. The time period between when the salvage is completed and the award is settled or arbitrated can range from six months to two years.
      The Company recognizes contract costs recoveries as an offset of costs incurred during the period in which the Company has completed a salvage process that provides it with a valid claim and when such costs are deemed probable of recovery (as defined in SFAS No. 5, Accounting for Contingencies). If costs are incurred in a given period and the Company does not complete a salvage process, a cost recovery is not recognized in that period. If costs incurred in a given period for a successful salvage are not deemed probable of recovery, these costs are expensed as incurred and no costs recoveries are recognized in that period. At the time when settlement or arbitration is complete, the Company will recognize the total revenue related to the contract, total costs that were recovered and associated profit related to the contract. The Company has historically recovered at least its salvage costs in substantially all of its prior salvage operations. Cost recoveries are netted against expenses in the operating expense section of the consolidated statement of operations.

Insurance Reserves
      The Company is self-insured for marine, workers compensation, protection and indemnity, liability, cargo and asbestos coverages, subject to certain individual and aggregate stop-loss limits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experience as well as current facts and circumstances including those for salvage and subrogation reserves. Reinsurance is obtained to cover losses in excess of certain limits. Claims receivables are recorded when it is determined that it is probable the costs of the insured events are recoverable from the insurance company. The Company’s reserve for incurred but not reported claims represents a significant estimate that could materially change based on independent actuarial analysis and claim history.

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
      The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is neither able to predict the ultimate outcome of this litigation nor provide an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Undiscounted liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of these litigation and environmental liabilities could have a material impact on the Company’s financial condition, results of operations and cash flows. See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” and “Part II — Other Information — Item 1. Legal Proceedings.”

Results of Operations

Comparison of Consolidated Results of Operations for the Three Months Ended March 31, 2006 and 2005
      The following table sets forth the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005:
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months
	Ended
	March 31,

	2006	2005

Revenues:
Operating revenues	$261,463	$226,187
Fuel sales	67,159	13,020

	328,622	239,207

Expenses:
Operating	226,899	197,808
Cost of fuel sold	57,050	9,279
General and administrative	8,677	10,102
Depreciation and amortization	17,524	15,937
Asset recoveries, net	(1,520)	(1,746)

	308,630	231,380

Operating income	19,992	7,827
Other income (expense):
Interest income	352	801
Interest expense	(4,807)	(4,969)
Minority interest in consolidated subsidiaries	(16)	(24)
Other income	838	(82)

	(3,633)	(4,274)

Income from continuing operations before income taxes	16,359	3,553
Income tax expense	(6,400)	(1,400)

Income from continuing operations	9,959	2,153
Discontinued operations:
Loss from operations, including gain/loss on disposal, net of tax benefit	(51)	(313)

Net income	9,908	1,840
Preferred stock dividends	(394)	(394)

Net income attributable to common stockholders	$9,514	$1,446

Basic earnings per common share	$70.96	$10.72
Diluted earnings per common share	$61.42	$10.72

      Consolidated operating revenues for the first quarter of 2006 increased $35.3 million, or 15.6%, to $261.5 million compared with $226.2 million for the first quarter of 2005. This increase was primarily the result of the following events or circumstances:

•	$10.5 million generated in our Liner Services segment as a result of an increase in rates which was partially offset by a decrease in container and noncontainer volumes;

•	$7.7 million generated in our Marine Services segment by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska;

•	$5.8 million generated in our Marine Services segment from the operations of Titan, a marine salvage business acquired in October 2005; and

•	$3.9 million generated in our Marine Services segment from increased activity in our Northern Alaskan land operations.
      Consolidated fuel sales for the first quarter of 2006 increased $54.2 million to $67.2 million compared with $13.0 million for the first quarter of 2005 due to an increase in volumes and prices of fuel sold directly by our Petroleum Service segment. The Company’s fuel volume sold increased to 26.9 million gallons during the first quarter of 2006 from 5.9 million gallons during the first quarter of 2005, primarily due to the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.
      Consolidated operating expenses increased $29.1 million for the first quarter of 2006, or 14.7%, to $226.9 million compared with $197.8 million for the first quarter of 2005. Vessel and non-vessel-related costs increased by $12.8 million and $13.5 million, respectively, for the first quarter of 2006 as compared with the first quarter of 2005. The increase in vessel-related costs was mostly attributable to an increase in fuel and crew costs. The increase in non-vessel-related costs was mostly attributable to increases in labor, purchased transportation, equipment rental and subcontracting costs. There was $23.0 million of cost recovery related to services performed under an LOF contract netted against consolidated operating expenses during the first quarter of 2006. The Company completed one LOF contract during the first quarter of 2006 and considers the recoverability of the related costs to be probable. There has been no profit recognized on this LOF contract.
      Consolidated cost of fuel sold for the first quarter of 2006 increased $47.8 million to $57.1 million compared with $9.3 million for the first quarter of 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.
      Consolidated general and administrative expenses decreased $1.4 million for the first quarter of 2006, or 13.9%, to $8.7 million compared with $10.1 million for the first quarter of 2005. This decrease was primarily attributable to a decrease in payroll-related costs.
      Consolidated depreciation and amortization expense increased $1.6 million, or 10.1%, to $17.5 million for the first quarter of 2006 compared with $15.9 million for the first quarter of 2005. This increase was the result of an increase in depreciation in the amount of $2.5 million due to assets placed in service during 2005 and 2006, including Northland Fuel, Titan and CDI. This increase was partially offset by a decrease in dry-dock amortization in the amount of $1.1 million.
      As a result, our consolidated operating income for the first quarter of 2006 increased $12.2 million to $20.0 million compared with $7.8 million for the first quarter of 2005.
      Income tax expense increased $5.0 million to $6.4 million for the first quarter of 2006 compared with $1.4 million for the first quarter of 2005. The effective tax rate was 39% for the first quarters of both 2006 and 2005.
      As a result, net income attributable to common stockholders for the first quarter of 2006 increased $8.1 million to $9.5 million ($70.96 basic earnings per common share and $61.42 diluted earnings per common share) compared with a net income attributable to common stockholders of $1.4 million ($10.72 basic and diluted earnings per common share) for the first quarter of 2005.

Comparison of Segment Results of Operations for the Three Months Ended March 31, 2006 and 2005
      The following table sets forth: (a) revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the three months ended March 31, 2006 and 2005. The Company evaluates the performance of its reportable segments based upon the operating income of the segment, excluding other income and expenses (which includes interest income, interest expense, minority interest in consolidated subsidiaries and other income) and income taxes. See the Company’s Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” for further information.
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
SEGMENT REVENUES AND OPERATING INCOME
(In thousands)

	Three Months
	Ended
	March 31,

	2006	2005

Revenues
Liner Services	$160,932	$150,446
Logistics Services	13,213	11,505
Marine Services	55,764	32,168
Petroleum Services	98,713	45,088

Total revenues	328,622	239,207

Operating income (loss):
Liner Services	9,703	5,141
Logistics Services	(249)	(555)
Marine Services	6,628	(1,113)
Petroleum Services	3,910	4,354

Total operating income	19,992	7,827

Liner Services
      Operating revenues from our Liner Services segment for the first quarter of 2006 increased $10.5 million, or 7.0%, to $160.9 million compared with $150.4 million for the first quarter of 2005. The increase was primarily attributable to a 10.5% increase in average revenue per twenty-foot equivalent, consisting of rate increases for services and fuel surcharges. This increase was partially offset by a decrease of 3.2% in container and noncontainer volume.
      Operating expenses for our Liner Services segment for the first quarter of 2006 increased $6.5 million, or 4.7%, to $143.9 million compared with $137.4 million for the first quarter of 2005. Vessel and non-vessel-related expenses increased $5.2 million and $1.7 million, respectively, during the first quarter of 2006 compared with the first quarter of 2005. Vessel-related expenses consist primarily of fuel, vessel maintenance and repairs, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, rent and equipment repairs and maintenance.
      Depreciation and amortization for our Liner Services segment for the first quarter of 2006 increased $1.3 million, or 43.3%, to $4.3 million compared with $3.0 million for the first quarter of 2005. Depreciation increased by $1.0 million as a result of new assets placed in service during 2005 and 2006. Dry-dock amortization increased $.2 million in the first quarter of 2006 compared with the first quarter of 2005.
      The operating income from our Liner Services segment for the first quarter of 2006 increased $4.6 million to $9.7 million compared with $5.1 million for the first quarter of 2005.

Logistics Services
      Operating revenues from our Logistics Services segment for the first quarter of 2006 increased $1.7 million, or 14.8%, to $13.2 million compared with $11.5 million for the first quarter of 2005. The increase was primarily attributable to increased demand for trucking and warehousing operations in the United States and increases in fuel surcharges.
      Operating expenses for our Logistics Services segment for the first quarter of 2006 increased $1.6 million, or 14.3%, to $12.8 million compared with $11.2 million for the first quarter of 2005. The increase was mostly due to an increase in purchased transportation to support the increased demand for trucking and warehousing operations in the United States.
      The operating loss from our Logistics Services segment for the first quarter of 2006 improved $.4 million to $.2 million compared with $.6 million for the first quarter of 2005.

Marine Services
      Operating revenues from our Marine Services segment for the first quarter of 2006 increased $23.6 million, or 73.3%, to $55.8 million compared with $32.2 million for the first quarter of 2005. The increase in revenue is attributed to: (a) $7.7 million generated by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska; (b) $5.8 million generated from the operations of Titan, a marine salvage business acquired in October 2005; (c) $3.9 million in revenues from increased activity in our Northern Alaskan land operations; and (d) $3.0 million generated by our ship management operations due to higher rates and increased levels of activity. Overall vessel utilization increased to 64% during the first quarter of 2006 compared with 54% during the first quarter of 2005.
      Operating expenses for our Marine Services segment for the first quarter of 2006 increased $21.6 million, or 52.6%, to $62.7 million compared with $41.1 million for the first quarter of 2005. Vessel and non-vessel-related expenses increased $7.5 million and $13.1 million, respectively, during the first quarter of 2006 compared with the first quarter of 2005. These increases were largely due to: (a) our acquisition of Titan; (b) higher utilization of vessels; and (c) higher fuel costs. Vessel-related expenses consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, while non-vessel expenses consist primarily of costs for labor, operating materials, equipment rentals, subcontracting, purchased transportation, and port charges and related costs. There was $23.0 million of cost recovery related to services performed under an LOF contract netted against operating expenses during the first quarter of 2006. The Company completed one LOF contract during the first quarter of 2006 and considers the recoverability of the related costs to be probable. There has been no profit recognized on this LOF contract.
      The operating income from our Marine Services segment for the first quarter of 2006 increased by $7.7 million to operating income of $6.6 million compared with an operating loss of $1.1 for the first quarter of 2005.

Petroleum Services
      Operating revenues from our Petroleum Services segment for the first quarter of 2006 decreased $.5 million, or 1.6%, to $31.6 million compared with $32.1 million for the first quarter of 2005. The decrease was primarily attributable to a decrease in revenues of $1.3 million from one vessel out of service due to dry-docking during the first quarter of 2006. This decrease was partially offset by an increase of $1.1 million from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.
      Fuel sales from our Petroleum Services segment for the first quarter of 2006 increased $54.2 million to $67.2 million compared with $13.0 million for the first quarter of 2005 due to an increase in volumes and prices of fuel sold. The Company’s fuel volume sold increased to 26.9 million gallons during the first quarter of 2006 from 5.9 million gallons during the first quarter of 2005 primarily due to the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.
      Operating expenses for our Petroleum Services segment for the first quarter of 2006 increased $5.8 million, or 22.5%, to $31.6 million compared with $25.8 million for the first quarter of 2005. Vessel and non-vessel-related expenses increased $1.2 million and $3.0 million, respectively, during the first quarter of 2006 as compared with the first quarter of 2005. These increases are attributable to increased transportation of crude oil, petroleum product and chemicals and the increased fleet size as a result of vessels acquired as part the acquisition of Northland Fuel. Vessel-related expenses consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation and port charges and related costs. Direct administrative expenses increased $1.8 million for the first quarter of 2006 compared with the first quarter of 2005 primarily as a result of the acquisitions of Northland Fuel and CDI.
      Cost of fuel sold for the Petroleum Services segment for the first quarter of 2006 increased $47.8 million to $57.1 million compared with $9.3 million for the first quarter of 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.
      Depreciation and amortization for our Petroleum Services segment for the first quarter of 2006 increased $.6 million, or 14.0%, to $4.9 million compared with $4.3 million for the first quarter of 2005. The increase was primarily attributable to a $1.7 million increase in depreciation. The increase in depreciation was a result of depreciation recorded on assets acquired as a result of the Northland Fuel acquisition during the third quarter of 2005. This increase was partially offset by a $1.3 million decrease in dry-dock amortization for vessels.
      The operating income from our Petroleum Services segment for the first quarter of 2006 decreased $.5 million to $3.9 million compared with $4.4 for the first quarter of 2005.
Liquidity and Capital Resources

Liquidity
      The Company’s ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make acquisitions of businesses and other investments and to service debt. Management believes that cash flows from operations and available borrowings will provide sufficient working capital to fund the Company’s operating needs and to finance capital expenditures during the next twelve months. To be certain that we have financial resources available for our ongoing liquidity requirements, we have maintained a $95.0 million revolving line of credit. At March 31, 2006, there was $34.9 million in letters of credit outstanding under this line, which left available borrowings of $60.1 million. The Company increased this line of credit to $115.0 million in April 2006. At March 31, 2006, the Company had cash and cash equivalents of $50.2 million, working capital of $36.9 million, and total debt in the amount of $371.1 million.

      In 2006 and previous years, the Company has used Title XI and bank financing for the acquisition, construction and improvement of vessels. Of the Company’s $371.1 million long-term debt outstanding as of March 31, 2006: (a) $183.9 million was guaranteed by the United States government pursuant to Title XI (which obligation by the United States government does not release the Company from its primary liability for the repayment of this indebtedness); (b) $136.1 million has been provided by commercial banks for the construction of vessels; and (c) $51.1 million has been provided by commercial financial institutions and other entities principally for the acquisition of operating equipment. Management believes that funds needed for the acquisition and construction of vessels, the acquisitions of businesses and the purchase of operating equipment will continue to be: (a) available through Title XI and commercial bank financing; and (b) partially generated by the proceeds from the regular disposition of older assets as the Company continues to modernize its fleet. The Company generated proceeds from the disposition of assets of $3.3 million during the three months ended March 31, 2006.

Financial Condition as of March 31, 2006
      As of March 31, 2006, the Company had cash and cash equivalents of $50.2 million compared with $33.9 million at December 31, 2005. The Company generated $24.7 million of cash from continuing operations during the three months ended March 31, 2006. Net income from continuing operations before income taxes and depreciation and amortization expense provided $33.9 million of cash. The Company’s working capital decreased $7.1 million during the first quarter of 2006. Dry-docking costs capitalized of $2.6 million were incurred for 1 vessel during the three months ended March 31, 2006.
      The Company used $23.0 million of cash for investing activities during the three months ended March 31, 2006. The Company has paid $4.6 million, net of cash acquired for the purchase of CDI. The Company expended $25.1 million for the construction of vessels and the purchase of equipment. Proceeds of $3.3 million were received from asset dispositions. During the first quarter of 2006, the Company withdrew a net of $3.9 million of restricted cash for the operation of vessels that the Company manages for third parties.
      The Company generated cash of $14.6 million in financing activities during the three months ended March 31, 2006. During the first quarter of 2006, the Company: (a) received $32.4 million from the financing of operating equipment; (b) paid $7.8 million for scheduled principal payments of the Company’s debt; and (c) repaid $10.0 million on our Revolving Credit Agreement.

Financial Condition as of March 31, 2005
      As of March 31, 2005, the Company had cash and cash equivalents of $149.3 million compared with $142.9 million at December 31, 2004. The Company generated $21.7 million of cash from continuing operations during the three months ended March 31, 2005. Net income from continuing operations before income taxes and depreciation and amortization expense provided $19.5 million of cash. Dry-docking costs of $4.2 million were incurred for 1 vessel during the three months ended March 31, 2005. Additional cash from operations was provided by lower levels of funding for working capital requirements.
      The Company used $10.1 million of cash for investing activities during the three months ended March 31, 2005. The Company expended $15.4 million for the construction of vessels and the purchase of equipment. Proceeds of $5.3 million were received from asset dispositions.
      The Company used cash of $6.1 million in financing activities during the three months ended March 31, 2005 for scheduled principal payments of the Company’s debt.
      Net cash provided by discontinued operations was $.9 million during the three months ended March 31, 2005. Discontinued operations are further discussed in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Item 1. Financial Statements.”

Capital Resources
      The Company has executed agreements totaling approximately $4.6 million to purchase certain equipment and one vessel that are expected to be delivered during 2006.
      The Company has entered into contracts for the construction of 6 ATBs and 2 heavy lift deck barges at an aggregate cost of approximately $303.6 million (including the cost of owner furnished equipment). The vessels are currently under construction and are expected to be delivered over the next three years.
      Approximately $92.7 million has been spent pursuant to the above purchase and construction agreements as of March 31, 2006.
      During January 2006, the Company entered into a master security agreement for $36.3 million with a bank to finance operating equipment constructed in 2005 and 2006. The Company has received $31.8 million in proceeds under the master financing agreement during the first quarter of 2006. The Company will receive the remaining $4.4 million of proceeds as equipment is purchased. Principal and interest, at fixed rates ranging from 6.15% to 6.56%, is due quarterly through March 2016. The agreement includes balloon payments of $4.8 million in January 2013, $.9 million in March 2013 and $4.1 million in March 2016. The loan is collateralized by the operating equipment.
      During January 2006, the Company repaid $10.0 million under its $95.0 million Amended and Restated Credit Agreement (the “Revolving Credit Agreement”). On April 4, 2006, the Company increased its Revolving Credit Agreement to $115,000 by adding an additional lender to the agreement. No other terms or covenants of the Revolving Credit Agreement were amended.
      During May 2006, the Company entered into a loan agreement for $85,500 to reimburse the Company for expenditures incurred for the construction of two articulated tug/barge units (“ATBs”). The Company has drawn $42,750 against this loan agreement. The loan is scheduled to be paid in quarterly installments of $1,115 with a balloon payment of $34,200 in January 2018. Interest is due quarterly at LIBOR plus a margin. The loan is collateralized by the ATBs.
      Except for these transactions, no material change occurred during the three months ended March 1, 2006 with respect to our previously disclosed contractual obligations and commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
      The Company is exposed to market risk from changes in interest rates which may adversely affect the results of our operations, financial condition and cash flows. The Company has from time to time used interest rate locks to limit its exposure to rising interest rates. At March 31, 2006 the Company does not have any positions in derivatives to manage its interest rate risk.
Commodity Prices
      In April 2006, the Company entered into swaps and options related to heating oil pursuant to which, on each applicable settlement date, the Company will pay the amount, if any, by which a contract price for a swap or option contract exceeds the settlement price quoted on the New York Mercantile Exchange (“NYMEX”) or will receive the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these transactions is to reduce the decline in the Company’s cash flows that would occur from a sustained rise in heating oil fuel prices. The resulting gains or losses from these transactions will be reported in the Consolidated Statements of Operations as Derivative income (loss), net, as they do not meet the criteria for hedge accounting, pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.

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
      The Company’s management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Senior Vice President and Controller), have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and the principal financial officer concluded that such disclosure controls and procedures are effective, as of the end of the period covered by this Form 10-Q, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
      No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      The statements contained in Exhibit 31.1 and Exhibit 31.2 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
General Litigation
      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2006, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.
Litigation Involving Directors
      A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants improperly spent corporate funds on certain split-dollar life insurance policies to advance a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of his family. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. The motion was briefed and heard on September 30, 2005. Before ruling on the Company’s motion to dismiss, the Court, on January 19, 2006, ordered that motion stayed pending resolution of two motions filed on December 27, 2005; one motion to amend filed by the plaintiff, and a second motion to intervene filed by a purported stockholder. Defendants’ opposition briefs to these pending motions have been filed and oral argument on the motions is currently scheduled for June 9, 2006. The Company believes that there are legal and factual defenses to these claims and intends to defend this action vigorously. The Company believes that an adverse outcome of this case would not have a material effect on its financial condition, results of operations or cash flows.
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
      Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases (“the Multidistrict Litigation”) were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, the cases were dismissed subject to reinstatement in the future. At present, it is not known when or how long the process will require. Approximately 31 of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing the cases. Although ten years have passed since the dismissal, it is not known whether a plan can be developed that will result in settlement of the cases. If not settled, upon reinstatement, the cases should be remanded to the Ohio and Michigan federal courts.
      In addition, the Company is a defendant with others in approximately 91 asbestosis or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.
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
      At March 31, 2006, the Company has accrued $2.9 million as its best estimate of the liability for pending asbestos and toxic claims and has recorded a receivable from its insurance companies of

$1.1 million related to the asbestos litigation described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.
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
      A summary of the asbestos-related claims for the first quarter of 2006 and 2005 is presented below (dollars are in thousands):

	2006	2005

Number of claims filed	25	21
Number of claims settled	1	6
Number of claims dismissed	—	2
Total settlements paid	$2	$93
Average settlement	$2	$16
Legal expenses paid	$145	$105
Insurance proceeds received	$5	$41
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

Item 1A.	Risk Factors.
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

Fluctuation of fuel prices may influence our results
      Economic and political factors can affect fuel prices. The Company’s operations may be positively or adversely impacted by our ability to pass increases in fuel prices to our customers. The extent of such impact also is affected by the amount of time that may elapse between when we pay for higher fuel prices and when our customers pay for the increased cost of the fuel purchased by them.
      The cost of fuel represents a significant cost to the Company’s operations. Fuel expense, excluding the cost of fuel sold to customers, represented approximately 12.3% and 9.9% of consolidated operating expenses for the three months ended March 31, 2006 and 2005, respectively. In certain cases the Company’s operating segments are able to pass these increased fuel costs to its customers in the form of: (1) bunker surcharges as agreed to in customer contracts or in published tariffs; (2) a direct charge as defined in the time charter agreements for certain vessels; and (3) adjustments to contracts as negotiated with customers. In other cases, the increased cost is borne by the Company.
      Fuel purchased by our Petroleum Services segment for resale is purchased at market prices and resold at market prices plus a fixed margin.

The nature of Marine Services contracts may add volatility to our results of operations
      Marine Services frequently provides many of its services in response to discrete customer projects or in response to emergency conditions and its contracts are generally short-term, usually terminating within one year. Accordingly, customers who account for a significant portion of revenues and operating income in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. In addition, certain Marine Services contracts contain clauses that do not entitle us to payment of compensation unless certain results are achieved (such as LOF and lump sum contracts). As a result, it is possible that the cost of performing those contracts could lead to losses.

The Company faces intense competition that could adversely affect its ability to increase market share and could reduce its profitability
      Our businesses operate in highly competitive industries. These intense levels of competition could reduce our revenues and/or increase our expenses either of which would reduce our profitability.
      In addition to price, service, experience, reputation and quality of equipment, important competitive factors include safety record, ability to meet the customer’s schedule, the customer’s national flag preference, operating conditions, capability and intended use, complexity of logistical support needs and presence of equipment in the appropriate geographical locations.
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
      Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company’s business. If this happens, it could have a substantial negative impact on the Company’s profitability and financial condition. The Company cannot predict whether it will incur such costs or penalties in the future.

Petroleum Services deploys several vessels which, in their present condition, will not be permitted to carry petroleum products in United States waters as of certain dates occurring between 2010 and 2015 which could impact profitability
      In the event that the Company is not able to replace or retrofit those vessels which it currently uses to carry petroleum products to double hulls, it could become impossible for Petroleum Services to continue to transport petroleum products at current levels for its current customers between ports in the United States. Should this occur it could have a negative impact on the profitability of Petroleum Services.

Liner Services vessels used in the Puerto Rico and Caribbean Island Service are reaching the end of their useful lives and failure to replace them could impact profitability
      The Puerto Rico and Caribbean Island Service, aggregated in our Liner Services segment, uses five 730’ Barges and four 580’ Barges for its service between the United States and Puerto Rico. These vessels are approximately 75% through their useful lives and must be replaced over the next fourteen years. If these vessels are not replaced, this could have a substantial negative impact on the profitability of our Liner Services segment.

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

Adverse outcomes in our asbestos-related lawsuits could harm our financial condition, results of operation and cash flows
      The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” and “Part II — Other Information — Item 1. Legal Proceedings.” Additional litigation relating to these matters may be commenced in the future. While it is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

Insurance coverage may not protect the Company from all of the liabilities that could arise from the risks inherent in its businesses
      The Company is self-insured for marine, workers’ compensation, protection and indemnity, liability, cargo and asbestos coverages and obtains reinsurance to cover losses in excess of certain amounts. While the Company attempts to establish adequate self-insurance reserves, unanticipated increases in the frequency or severity of claims against the Company would have an adverse financial impact. Further, there can be no assurance that existing insurance or reinsurance can be renewed at commercially reasonable rates or at all. If a loss occurs that is partially or completely uninsured or if one of the Company’s insurance carriers refuses or is unable to pay otherwise insured claims, the Company could be exposed to substantial liability.
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
      We require skilled employees who may have to perform physically demanding work. As a result of the volatility of our customers’ industries, particularly the oil and chemical industries, and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase the rates we charge our customers to compensate for wage-rate increases, our operating results may be adversely affected.

Actions by our unionized labor could harm our financial condition, results of operation or cash flows
      The Company’s operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At March 31, 2006, approximately 58% of the Company’s employees were members of unions. The Company has collective bargaining agreements with nine different unions. These agreements will expire between now and 2015. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to the Company upon expiration of one or more of these agreements. If the Company is not able to negotiate favorable terms, it may be at a competitive disadvantage. In addition, a protracted strike or similar action by a union could have a material adverse effect on our financial condition, results of operations or cash flows.

Our international operations pose additional risks that can negatively impact our financial condition, results of operations or cash flows
      Substantial amounts of our revenues are derived from our foreign operations. (See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements.”) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.
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

Mr. Crowley can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests
      As of April 28, 2006, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 49.6% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 68.4% of the total votes attributable to our outstanding voting stock as of April 28, 2006. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley’s stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan, Stock Savings Plan and Employee Stock Ownership Plan. There were no shares purchased by these plans during the three month period ended March 31, 2006.
      Certain of the Company’s financing agreements contain restrictive covenants which require, among other things, annual maintenance of working capital that is equal to or greater than 50% of the total of charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital for 2006 is $28.3 million. Although the Company is restricted from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period so long as the combined cost does not exceed $10.0 million. At March 31, 2006, the Company was in compliance with all covenants under its financing and leasing arrangements.

Item 6.	Exhibits.

Exhibit
Number	Description

10.1	Joinder Agreement, dated April 4, 2006, to Second Amended and Restated Credit Agreement dated February 27, 2004(a)

11	Statement regarding computation of per share earnings (incorporated herein by reference to Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.)

31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)

31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications

(a)	Schedules and exhibits listed in this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWLEY MARITIME CORPORATION
(Registrant)

By:	/s/ John C. Calvin

John C. Calvin
Senior Vice President and Controller
(Duly Authorized Officer/ Principal
Financial Officer)
May 15, 2006

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Joinder Agreement, dated April 4, 2006, to Second Amended and Restated Credit Agreement dated February 27, 2004(a)

11	Statement regarding computation of per share earnings (incorporated herein by reference to Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.)

31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)

31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications

(a)	Schedules and exhibits listed in this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.