Form 10-Q
period 2006-06-30
CROWLEY MARITIME CORP
filed 2006-08-09
CIK 1130194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of August 9, 2006, 90,320 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Operating revenues	$263,165	$239,408	$524,628	$465,595
Fuel sales	90,412	27,518	157,571	40,538

	353,577	266,926	682,199	506,133

Expenses:
Operating	238,524	209,338	465,423	407,146
Cost of fuel sold	79,620	23,871	136,670	33,150
General and administrative	9,625	9,521	18,302	19,623
Depreciation and amortization	17,376	16,433	34,900	32,370
Asset recoveries, net	(1,958)	(6,548)	(3,478)	(8,294)

	343,187	252,615	651,817	483,995

Operating income	10,390	14,311	30,382	22,138
Other income (expense):
Interest income	749	1,090	1,101	1,891
Interest expense	(5,429)	(5,038)	(10,236)	(10,007)
Minority interest in consolidated subsidiaries	(7)	(11)	(23)	(35)
Derivative income, net	307	—	307	—
Other income (expense)	(478)	435	360	353

	(4,858)	(3,524)	(8,491)	(7,798)

Income from continuing operations before income taxes	5,532	10,787	21,891	14,340
Income tax expense	(2,200)	(700)	(8,600)	(2,100)

Income from continuing operations	3,332	10,087	13,291	12,240
Discontinued operations:
Gain from operations, including gain on disposal, net of tax expense	250	319	199	6

Net income	3,582	10,406	13,490	12,246
Preferred stock dividends	(394)	(394)	(788)	(788)
Change in fair value of redeemable common stock	(2,480)	(330)	(2,480)	(330)

Net income attributable to common stockholders	$708	$9,682	$10,222	$11,128

Basic earnings per common share:
Income from continuing operations	$3.42	$69.50	$74.77	$82.50
Gain from discontinued operations	1.87	2.37	1.48	0.04

Net income	$5.29	$71.87	$76.25	$82.54

Diluted earnings per common share:
Income from continuing operations	$3.42	$60.62	$67.44	$73.93
Gain from discontinued operations	1.87	1.98	1.24	0.04

Net income	$5.29	$62.60	$68.68	$73.97

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$40,533	$33,948
Receivables, net	212,870	200,607
Inventory	55,215	37,744
Prepaid expenses and other current assets	38,536	36,276
Deferred income taxes	19,681	19,681
Current assets of discontinued operations	371	523
Accrued deposits	(31,260)	(41,000)

TOTAL CURRENT ASSETS	335,946	287,779
Receivable from related party	11,787	11,540
Goodwill	56,356	54,027
Intangibles, net	18,371	19,651
Other assets	58,681	36,568
Capital construction fund	32,087	41,827
Property and equipment, net	631,941	607,319

TOTAL ASSETS	$1,145,169	$1,058,711

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$136,803	$122,186
Accrued payroll and related expenses	45,389	48,710
Insurance claims payable	26,716	22,311
Unearned revenue	12,981	15,974
Current liabilities of discontinued operations	1,010	1,225
Current portion of long-term debt	39,602	33,426

TOTAL CURRENT LIABILITIES	262,501	243,832
Deferred income taxes	118,881	110,002
Other liabilities	23,451	22,032
Minority interests in consolidated subsidiaries	116	93
Long-term debt, net of current portion	367,609	322,686

TOTAL LIABILITIES	772,558	698,645

COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable common stock, 6,943 and 5,075 shares issued and outstanding, respectively	15,423	9,450
Unearned ESOP common stock, 2,829 and 896 shares	(4,990)	(1,267)

TOTAL REDEEMABLE COMMON STOCK	10,433	8,183

STOCKHOLDERS’ EQUITY:
Preferred class A convertible stock, $100 par value, 315,000 shares issued, authorized and outstanding	31,500	31,500
Common voting stock, $.01 par value, 4,485,000 shares authorized; 83,675 and 83,738 shares issued and outstanding, respectively	1	1
Class N common non-voting stock, $.01 par value, 54,500 shares authorized; 46,138 shares outstanding	—	—
Additional paid-in capital	64,212	64,277
Retained earnings	270,248	260,063
Accumulated other comprehensive loss, net of tax benefit of $2,127 and $2,225, respectively	(3,783)	(3,958)

TOTAL STOCKHOLDERS’ EQUITY	362,178	351,883

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$1,145,169	$1,058,711

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
(In thousands, except share amounts)

									Accumulated
	Preferred Class A				Class N		Additional		Other
	Convertible Stock		Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Loss	Total

December 31, 2005	315,000	$31,500	83,738	$1	46,138	$—	$64,277	$260,063	$(3,958)	$351,883
Stock retired from employee benefit plans	—	—	(63)	—	—	—	(67)	(37)	—	(104)
Change in fair value of redeemable common stock	—	—	—	—	—	—	—	(2,480)	—	(2,480)
Preferred stock dividends	—	—	—	—	—	—	—	(788)	—	(788)
Adjustment for releasing ESOP shares	—	—	—	—	—	—	2	—		2
Comprehensive Income:
Net income	—	—	—	—	—	—	—	13,490	—
Other comprehensive income:
Amortization of rate lock agreement, net of $98 tax expense	—	—	—	—	—	—	—	—	175
Total comprehensive income	—	—	—	—	—	—	—	—	—	13,665

June 30, 2006	315,000	$31,500	83,675	$1	46,138	$—	$64,212	$270,248	$(3,783)	$362,178

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(In thousands)

	2006	2005
		(Restated)

OPERATING ACTIVITIES:
Net income	$13,490	$12,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,900	32,370
Dry-docking costs capitalized	(5,423)	(6,335)
LOF contract costs recovery	(22,094)	—
Amortization of deferred gain on the sale and leaseback of vessels	(288)	(288)
Asset recoveries, net	(3,478)	(8,294)
Change in fair value of derivatives	(982)	—
Change in cash surrender value of life insurance	(277)	114
Deferred income tax provision	3,384	1,405
Changes in current assets and liabilities, net of acquisitions:		—
Receivables, net	(9,589)	(304)
Inventory, prepaid expenses and other current assets	(17,710)	(8,970)
Accounts payable and accrued liabilities	21,506	6,290
Accrued payroll and related expenses	(3,337)	(3,305)
Other	1,364	32

Net cash provided by continuing operations	11,466	24,961
Net cash provided by (used in) discontinued operations	(569)	987

Net cash provided by operating activities	10,897	25,948

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(5,150)	—
Property and equipment additions	(52,961)	(40,635)
Proceeds from asset dispositions	6,916	18,185
Deposits of restricted funds	(1,557)	(8,955)
Contingent purchase price paid, net	(191)	(216)

Net cash used in investing activities	(52,943)	(31,621)
Net cash used in discontinued operations	506	(8,993)

Net cash used in investing activities	(52,437)	(40,614)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	79,555	—
Repayments on Revolving Credit Agreement	(10,000)	—
Payments on long-term debt	(18,925)	(16,319)
Payment of debt issuance costs	(495)	—
Payment of preferred stock dividends	(1,575)	(1,575)
Loan to ESOP	(3,826)	(1,414)
Proceeds from issuance of common stock to ESOP	3,826	1,414
Retirement of common stock	(435)	(709)

Net cash provided by (used in) financing activities	48,125	(18,603)

Net increase (decrease) in cash and cash equivalents	6,585	(33,269)
Cash and cash equivalents at beginning of period	33,948	142,896

Cash and cash equivalents at end of period	$40,533	$109,627

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the financial condition, results of operations and cash flows for the interim periods have been made. Results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

Restatement

In April 2006, the Company reviewed its financial statement presentation and disclosure in response to a comment received from the staff of the Securities and Exchange Commission resulting from a review of the Company’s filings. As a result, the Company restated its December 31, 2005, 2004 and 2003 Consolidated Statements of Cash Flows to classify capitalized dry-docking costs as an operating activity rather than an investing activity.

As a result of the restatement, the Company’s previously reported cash flows from continuing operations provided by (used in) operating and investing activities increased or decreased for the six months ended June 30, 2005 as follows:

Net cash provided by operating activities:
As previously reported	$32,283
Dry-docking costs capitalized	(6,335)

As restated	$25,948

Net cash used in investing activities:
As previously reported	$(46,949)
Dry-docking costs capitalized	6,335

As restated	$(40,614)

Reorganization

Effective July 1, 2005, the Company implemented a corporate reorganization. As a result of this reorganization, the Company reevaluated its operating segments and reporting segments and retroactively changed them to be aligned with the Company’s new structure. The Company is now organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Islands Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company has aggregated the Puerto Rico and Caribbean Islands Liner Services and Latin America Liner Services into one reportable segment called Liner Services. Refer to Note 12 for further discussion of the Company’s segments.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

Reclassifications

As discussed in Note 3, the Company has reported discontinued operations and reclassified amounts related to those discontinued operations. As discussed above and in Note 12, effective July 1, 2005, the Company completed a reorganization, which affected the Company’s reportable segments.

Accordingly, the unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2005 and related notes thereto have been reclassified to conform with the current period presentation.

LOF Contract Costs Recoveries

Costs incurred on salvage contracts performed under Lloyd’s Open Form (“LOF”) are expensed as incurred. The Company recognizes contract costs recoveries as an offset of costs incurred during the period in which the Company has completed a salvage process that provides it with a valid claim and when such costs are deemed probable of recovery (as defined in Statement of Financial Accountings Standards (“SFAS”) No. 5, Accounting for Contingencies). If costs are incurred in a given period and the Company does not complete a salvage process, a cost recovery is not recognized in that period. If costs incurred in a given period for a successful salvage are not deemed probable of recovery, these costs are expensed as incurred and no costs recoveries are recognized in that period. At the time when settlement or arbitration is complete, the Company will recognize the total revenue related to the contract, total costs that were recovered and associated profit related to the contract. The Company has historically recovered at least its salvage costs in substantially all of its prior salvage operations. Cost recoveries are netted against expenses in the operating expense section of the consolidated statement of operations. At June 30, 2006, the Company has deferred $22,094 as LOF contract cost recoveries and has classified these cost recoveries as Other Assets in the accompanying unaudited condensed consolidated balance sheets.

Derivative Instruments

The Company’s use of derivative instruments, principally swap and call option contracts, is limited to non-trading purposes and is designed to manage exposure to changes in interest rates and commodity prices. The Company’s contracts are economic hedges for transactions with notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures. Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings.

The Company’s interest rate swaps and commodity swaps and options are not designated as hedges for accounting purposes. The Company recognizes changes in the fair value of these contracts in Derivative Income (Loss).

The Company uses different methodologies, when necessary, to estimate the fair value of its derivative contracts. The estimated fair values of the majority of the Company’s contracts are based on quoted market prices, traded exchange market prices or broker price quotations, and represent the estimated amounts that the Company would pay or receive to terminate the contracts.

New Accounting Standards

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF Issue 06-3 concluded that entities should present these taxes in their income statements on either a gross or net basis based on the Company’s disclosed accounting policy. EITF Issue 06-03 is effective for financial statement interim and annual periods beginning after December 15, 2006.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes, an interpretation of FASB Statement No. 109, (“Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation shall be effective for fiscal years beginning after December 15, 2006.

The Company is currently evaluating the impact of these new pronouncements on its consolidated financial statements.

NOTE 2 — Acquisitions of Businesses

2006 Acquisitions

On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively “CDI”), a fuel distribution business in Alaska, for cash of $4,654, net of $469 cash acquired. The acquisition of CDI further expands the Company’s Alaskan fuel distribution business. The operations of CDI have been included in the Company’s Unaudited Condensed Consolidated Statements of Operations, within the Petroleum Services segment, commencing January 1, 2006. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. The Company is in the process of finalizing the allocation of the purchase price which includes obtaining independent appraisals of the fair value of assets and intangibles acquired. The Company will also be evaluating contingencies, such as environmental contingencies, during the third quarter of 2006 due to weather conditions in Alaska. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill of $1,405 related to this acquisition.

2005 Acquisitions

On September 6, 2005, the Company acquired from Northland Fuel LLC, all of the stock of Service Oil and Gas, Inc. and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively “Northland Fuel”). Northland Fuel operates a refined products distribution business in Alaska. The acquisition of Northland Fuel complements the Company’s existing business engaged in the transportation, distribution and sale of fuel in Alaska and has been included in the Company’s consolidated statement of operations, within the Petroleum Services segment, commencing September 6, 2005. The acquisition has been accounted for in accordance with SFAS No. 141. The purchase price, including working capital adjustments, was $92,884, net of $1,581 cash acquired. The purchase price was paid with cash.

The assets and liabilities have been recorded at estimated fair value as determined by the Company’s management based on information currently available. The Company has received independent appraisals of the fair values of the acquired property and equipment. The Company is currently in the process of appraising the identified intangibles assets which the Company expects to consist of customer lists. The Company expects that the final appraisals for identified intangibles assets will be received before the end of the third quarter of 2006. The Company is also in the process of determining if any contingencies exist as of the purchase date. It is expected that the identification of contingencies, such as environmental contingencies, will not be completed until the third quarter of 2006 due to weather conditions in Alaska. Accordingly, the allocation of the purchase price is subject to revision based on the final determination of fair values of intangible assets and contingencies identified. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill and estimated intangibles of $15,166 related to this acquisition. It is expected that the incremental amortization adjustment that results from the final intangible appraisals will not have a material effect on the financial condition or results of operations.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

On October 1, 2005, the Company acquired all of the membership interest of Titan Maritime LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively “Titan”), a worldwide marine salvage and marine wreck removal business. The acquisition of Titan expands the Company’s marine salvage and marine wreck removal business domestically and into international markets. The operations of Titan have been included in the Company’s consolidated statement of operations commencing October 1, 2005 and are reported under the Marine Services segment. The purchase price of $16,510, net of $1,619 cash acquired, is comprised of $12,592 cash, a $5,000 promissory note, and working capital payable to the sellers of $537. The promissory note is payable in five annual installments of $1,000 plus interest at the Citibank prime interest rate. The interest rate (currently 6.75%) is adjusted annually on October 1. The working capital purchased is subject to adjustment for one year based on actual revenues earned and expenses paid and will be paid as defined by the purchase agreement. Accordingly, the purchase price of Titan is subject to revision.

In accordance with the purchase agreement, the sellers shall annually earn 35% of calculated earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $1,000 and $3,000 and shall earn 20% of calculated EBITDA greater than $3,000 for five years. The earn-out is considered contingent purchase price and will be accounted for as purchase price when earned. No earn-out has been earned through June 30, 2006.

The assets, identified intangibles and liabilities of Titan have been recorded at fair value as determined by independent appraisals that were received during the second quarter of 2006. As a result of the purchase price paid and the assignment of the fair value of the assets acquired and liabilities assumed, the Company has recorded identified intangibles of $2,540 consisting of a trade name and non-compete agreement and an earn-out payable of $650 related to this acquisition.

The purchase price of the acquisitions described above consisted of the following:

	2006	2005
	Acquisition	Acquisitions

Assets:
Receivables	$2,013	$40,423
Inventory	137	28,074
Prepaid expenses and other current assets	38	903
Goodwill	1,405	10,166
Intangibles	—	7,540
Other assets	177	200
Property and equipment	3,935	58,631
Liabilities:
Accounts payable and accrued liabilities	(1,587)	(26,110)
Accrued payroll and related expenses	(16)	(1,020)
Insurance claims payable	—	(16)
Unearned revenue	—	(3,348)
Current portion of long-term debt	(468)	(963)
Deferred income taxes	(840)	(3,315)
Other long-term liabilities	(140)	(1,203)
Long-term debt	—	(568)

Total purchase price	$4,654	$109,394

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

The following unaudited pro forma results of operations for the three and six month periods ended June 30, 2005 are presented as if the above acquisitions had been completed on January 1, 2005. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and the above acquisitions, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005

Revenues	$348,854	$637,024
Net income	$13,757	$14,172
Less preferred stock dividends	(394)	(788)
Less change in fair value of redeemable common stock	(330)	(330)

Net income for basic earnings per common share	13,033	13,054
Plus preferred stock dividends	394	788

Net income for diluted earnings per common share	$13,427	$13,842

Basic earnings per common share	$96.74	$96.82

Diluted earnings per common share	$83.41	$85.93

NOTE 3 — Discontinued Operations

The Company has disposed of vessels and certain South America operations in previous years that were accounted for as discontinued operations, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Discontinued operations for the three and six-month periods ended June 30 are summarized as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$16	$2,116	$14	$4,721

Gain (loss) from discontinued operations before taxes	$(156)	$17	$(207)	$(500)
Gain on disposal	506	502	506	506
Income tax expense	(100)	(200)	(100)	—

Net gain from discontinued operations	$250	$319	$199	$6

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

The combined assets and liabilities of discontinued operations included in the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Receivables, net	$1	$175
Prepaid expenses and other assets	370	348

Current assets of discontinued operations	$371	$523

Accounts payable and accrued liabilities	$1,010	$1,146
Insurance claims payable	—	79

Current liabilities of discontinued operations	$1,010	$1,225

NOTE 4 — Related Party Transactions

Included in trade receivables at June 30, 2006 is a receivable balance of $254 from a retail gas station in Alaska which is owned by an employee of the Company. The Company recorded $1,398 and $2,032 in Fuel Sales during the three and six months ended June 30, 2006, respectively, related to this retail gas station.

NOTE 5 — Assets Contained in a Rabbi Trust

Assets contained in a rabbi trust consist of investments in various funds made by eligible individuals as part of the Company’s deferred compensation plan. These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies these assets as trading securities and accounts for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company recorded a loss of $550 and a gain of $328 in Other Income for the three months ended June 30, 2006 and 2005, respectively. The Company recorded gains of $233 and $205 in Other Income for the six months ended June 30, 2006 and 2005, respectively.

NOTE 6 — Construction Reserve Fund

Under its agreement with the U.S. Government, the Company is allowed to deposit to a Construction Reserve Fund (“CRF”) proceeds from qualified sales of vessels without payment of federal income taxes. CRF cash and marketable securities are restricted to provide for the replacement of vessels (constructed or purchased) within strict guidelines established by the U.S. Maritime Administration. Deposits to the CRF are considered to be a tax deferral in the year of a sale of a qualified vessel. Qualified withdrawals for investments in vessels do not give rise to a current tax liability, but reduce the depreciable bases of the vessels for income tax purposes.

At June 30, 2006, the Company has deposited $4,648 of qualified sales proceeds to its CRF and the Company has incurred $4,648 of qualified expenditures that can be reimbursed from its CRF upon approval from the U.S. Maritime Administration. Accordingly, the Company has classified its CRF deposits in Prepaid Expenses and Other Current Assets in the Unaudited Condensed Consolidated Balance Sheets. The Company has reduced its current tax liability and increased its deferred tax liability at June 30, 2006 for the effects of its CRF deposits.

NOTE 7 — Capital Construction Fund

Under its agreement with the U.S. Government, the Company is allowed to deposit to the Capital Construction Fund (“CCF”) earnings and gains from qualified operations without payment of federal income taxes. CCF cash and

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

marketable securities are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration. Deposits to the CCF are considered tax deductions in the year designated; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement. Qualified withdrawals for investments in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.

At December 31, 2005, the Company designated $41,000 of qualified earnings as “accrued deposits” to its CCF. The Company has not changed this designation in 2006. The Company has incurred $9,740 of qualified expenditures that can be reimbursed from its CCF. Accordingly, the Company has classified $31,260 as Accrued Deposits in the Unaudited Condensed Consolidated Balance Sheets as a reduction of current assets. The Company has reduced its current tax liability and increased its deferred tax liability at June 30, 2006 for the effects of its CCF deposits.

NOTE 8 — Long-Term Debt

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

During January 2006, the Company repaid $10,000 under its $95,000 Amended and Restated Credit Agreement (the “Revolving Credit Agreement”).

On April 4, 2006, the Company increased its Revolving Credit Agreement to $115,000 from $95,000 by adding an additional lender to the agreement. No other terms or covenants of the Revolving Credit Agreement were amended as a result of this agreement.

During May 2006, the Company entered into a loan agreement for $85,500 to finance the construction of two articulated tug/barge units (“ATBs”). The Company has drawn $42,750 against this loan agreement. The Company will draw the remaining funds against this loan when the second ATB is delivered to the Company, which is expected to be October 2006. The loan is payable in quarterly installments of $1,115 with a balloon payment of $34,200 in May 2018. Interest is due quarterly at LIBOR plus a margin. The loan is collateralized by the ATBs.

NOTE 9 — Derivative Instruments

As of June 30, 2006, the Company has entered into interest rate swaps with notional amounts of $84,942 to convert the floating rate liability to a fixed rate liability. The purpose of the swaps is to allow the Company to reduce its market risk from changes in interest rates. The resulting gains or losses from these transactions are reported in the Unaudited Condensed Consolidated Statements of Operations as Derivative Income (Loss), net, as they do not meet the criteria for hedge accounting, pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). For the three months and six months ended June 30, 2006, the Company recorded a fair value gain of $899 to Derivative Income with the offset to Other Assets in the Unaudited Condensed Consolidated Balance Sheet.

In April 2006, the Company entered into a swap and two call options related to heating oil pursuant to which, on each applicable settlement date, the Company will pay the amount, if any, by which a contract price for a swap or option contract exceeds the settlement price quoted on the New York Mercantile Exchange (“NYMEX”) or will receive the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these transactions is to reduce the decline in the Company’s cash flows that would occur from a sustained rise in heating oil fuel prices. The resulting gains or losses from these transactions are reported in the

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

Unaudited Condensed Consolidated Statements of Operations as Derivative Income (Loss), net, as they do not meet the criteria for hedge accounting, pursuant to SFAS No. 133. The Company has recorded losses of $592 during the quarter and six months ended June 30, 2006 related to the swap and options.

NOTE 10 — Earnings Per Common Share

The computations for basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations	$3,332	$10,087	$13,291	$12,240
Less preferred stock dividends	(394)	(394)	(788)	(788)
Less change in fair value of redeemable common stock	(2,480)	(330)	(2,480)	(330)

Income (loss) for basic earnings per common share from continuing operations	458	9,363	10,023	11,122
Gain from discontinued operations, net of tax	250	319	199	6

Net income for basic earnings per common share	$708	$9,682	$10,222	$11,128
Plus preferred stock dividends	—	394	788	788

Net income for diluted earnings per common share	$708	$10,076	$11,010	$11,916

Denominator:
Basic weighted average shares	134,037	134,715	134,055	134,827

Diluted weighted average shares	134,037	160,965	160,305	161,077

The preferred class A convertible stock is anti-dilutive for the three months ended June 30, 2006.

NOTE 11 — Employee Benefit Plans

Employee Stock Ownership Plan

In June 2006, the Company’s Employee Stock Ownership Plan (the “ESOP”) received a $3,826 loan (the “ESOP Loan”) from the Company that bears interest at 5.0% per annum. The ESOP Loan was used to purchase 2,000 shares of voting common stock from the Company. The ESOP Loan will be repaid over a ten-year term from the Company’s plan contributions. The shares of common stock purchased with the ESOP Loan are pledged as collateral for the debt until the shares are released for allocation to eligible employees.

The ESOP will release shares of common stock for allocation to eligible employees over the remaining term of the ESOP Loan based on the amount of principal paid by the ESOP. Eligible employees are vested in allocated shares after 5 years of service after January 1, 2005. Shares pledged as collateral (unallocated shares) are reported in “Unearned ESOP Common Stock” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

As shares are committed to be released, the Company records compensation expense equal to the fair value of the Company’s common stock. Because the Company’s stock is not actively traded on any exchange, its fair value is determined annually by an independent appraisal based on a non-marketable minority interest basis. The

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

independent appraisal was finalized and obtained during the second quarter of each year. The Company recorded a fair value adjustment of $227 to the common stock held by the ESOP during the second quarter of 2006. The shares released are treated as outstanding for purposes of computing earnings per share. The Company has recognized compensation expense of $71 and $106 for the three and six months ended June 30, 2006, respectively, based upon the shares committed to be released.

Each share of common stock held by the ESOP contains a put option which, upon distribution of the common stock to a participant, entitles the participant to put the common stock to the Company for the fair value, as defined by the ESOP. Therefore, the Company has classified the maximum cash obligation of the common stock held by the ESOP as mezzanine equity under the caption “redeemable common stock” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

At June 30, 2006, the ESOP held the following shares:

ESOP shares released	100
ESOP shares committed to be released	71
Unearned ESOP shares	2,829

Total shares held by ESOP	3,000

Fair value of unearned ESOP shares	$5,182

Stock Savings Plan

During the second quarter of 2006, the Company recorded a fair value adjustment of $2,253 to the common stock held by the Stock Savings Plan upon obtaining the annual independent appraisal of the fair value of the Company’s common stock based on a marketable minority basis.

NOTE 12 — Financial Information by Segment and Geographic Area

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
For the Three and Six Months Ended June 30, 2006 and 2005
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

Other includes corporate services. Corporate services provides accounting, legal, human resources, information technology, purchasing support, insurance services, engineering services and vessel acquisition services to the Company’s operating segments and allocates 100% of its associated costs to the operating segments. Asset charges (recoveries) are allocated to the segment that last used the asset.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

The table below summarizes certain financial information for each of the Company’s segments and reconciles such information to the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 and 2005. The Company does not segregate assets or expenditures for long-lived assets by reporting segment; therefore these amounts are reported under Other. Additionally, the Company does not allocate interest income, interest expense, minority interest in consolidated subsidiaries, derivative income (loss), other income, or income taxes to operating segments. Accordingly, such amounts are included in Other. As a result of the changes in the Company’s reportable segments as of July 1, 2005, the information for prior quarters has been reclassified to conform with the current year presentation. This information has also been reclassified for discontinued operations, as discussed in Note 3.

	Liner	Logistics	Marine	Petroleum	Segment			Consolidated
	Services	Services	Services	Services	Total	Other	Elimination	Total

Three Months Ended June 30, 2006
Revenues	$168,921	$12,077	$51,264	$121,315	$353,577	—	—	$353,577
Intersegment revenues	1,996	67	8,080	54	10,197	$29,419	$(39,616)	—
Depreciation and amortization	3,628	229	2,768	4,715	11,340	6,036	—	17,376
Asset charges (recoveries), net	(35)	(8)	(1,968)	53	(1,958)	—	—	(1,958)
Operating income (loss)	10,181	(977)	(1,518)	2,704	10,390	—	—	10,390
Income (loss) from discontinued operations, net of tax	(83)	—	305	28	250	—	—	250
Three Months Ended June 30, 2005
Revenues	$160,268	$10,662	$38,954	$57,042	$266,926	—	—	$266,926
Intersegment revenues	1,621	14	11,766	—	13,401	$26,882	$(40,283)	—
Depreciation and amortization	3,122	880	2,448	4,354	10,804	5,629	—	16,433
Asset recoveries	(2,361)	(2)	(3,632)	(553)	(6,548)	—	—	(6,548)
Operating income (loss)	10,876	(517)	2,416	1,536	14,311	—	—	14,311
Income (loss) from discontinued operations, net of tax	69	6	303	(59)	319	—	—	319
Six Months Ended June 30, 2006
Revenues	$329,853	$25,290	$107,028	$220,028	$682,199	—	—	$682,199
Intersegment revenues	3,949	185	24,699	182	29,015	$54,459	$(83,474)	—
Depreciation and amortization	7,886	462	5,261	9,655	23,264	11,636	—	34,900
Asset recoveries	(96)	(28)	(3,299)	(55)	(3,478)	—	—	(3,478)
Operating income (loss)	19,884	(1,226)	5,110	6,614	30,382	—	—	30,382
Income (loss) from discontinued operations, net of tax	(72)	—	305	(34)	199	—	—	199
Six Months Ended June 30, 2005
Revenues	$310,714	$22,167	$71,122	$102,130	$506,133	—	—	$506,133
Intersegment revenues	2,755	26	22,825	—	25,606	$52,966	$(78,572)	—
Depreciation and amortization	6,170	1,152	4,988	8,699	21,009	11,361	—	32,370
Asset recoveries	(2,472)	(2)	(5,267)	(553)	(8,294)	—	—	(8,294)
Operating income (loss)	16,017	(1,072)	1,303	5,890	22,138	—	—	22,138
Income (loss) from discontinued operations, net of tax	34	(1)	303	(330)	6	—	—	6

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
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

Revenues from external customers and property and equipment, net by geographic area are summarized as follows:

	United	All Foreign	Consolidated
	States	Countries	Total

Three months ended June 30, 2006
Revenues	$304,269	$49,308	$353,577
Three months ended June 30, 2005
Revenues	$223,613	$43,313	$266,926
Six months ended June 30, 2006
Revenues	$585,896	$96,303	$682,199
Property and equipment, net	$621,522	$10,419	$631,941
Six months ended June 30, 2005
Revenues	$422,834	$83,299	$506,133
Property and equipment, net	$499,222	$3,515	$502,737

NOTE 13 — Commitments and Contingencies

General Litigation

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2006, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

Litigation Involving Directors

A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants improperly spent on certain split-dollar life insurance policies to advance a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of his family. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. The motion was briefed and heard on September 30, 2005. Before ruling on the Company’s motion to dismiss, the Court, on January 19, 2006, ordered that motion stayed pending resolution of two motions filed on December 27, 2005; one motion to amend filed by the plaintiff, and a second motion to intervene filed by a purported stockholder. These motions were briefed and a hearing on the plaintiffs’ motion to amend was held on June 9, 2006. The Company believes that there are legal and factual defenses to these claims and intends to

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

defend this action vigorously. The Company believes that an adverse outcome of this case would not have a material effect on its financial condition, results of operations or cash flows.

Asbestos Litigation

The Company is currently named as a defendant with other shipowners and numerous other defendants with respect to approximately 15,300 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Cleveland, Ohio and Detroit, Michigan. Each of these cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law.

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

In addition, the Company is a defendant with others in approximately 93 asbestos or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.

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

The Company has insurance coverage that may reimburse it for a portion of: (a) the costs incurred defending against asbestos claims; and (b) the amounts the Company pays to settle claims or honor judgments by courts. The coverage is provided by a large number of insurance policies written by dozens of insurance companies over a period of many years. The amount of insurance coverage depends on the nature of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and the terms and conditions of the specific policy.

At June 30, 2006, the Company has accrued $3,112 as its best estimate of the liability for pending asbestos and toxic claims and has recorded a receivable from its insurance companies of $1,176 related to the asbestos litigation described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

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

A summary of the asbestos-related claims for the three and six month periods ended June 30, 2006 and 2005 is presented below (dollars are in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Number of claims filed	17	21	42	42
Number of claims settled	—	—	1	6
Number of claims dismissed	3	2	3	4
Total settlements paid	$—	$—	$2	$93
Average settlement	$—	$—	$2	$16
Legal expenses paid	$217	$176	$362	$281
Insurance proceeds received	$—	$20	$5	$61

In addition to the asbestos-related claims in the summary above, in 2004 the Company settled for approximately $6,325 certain asbestos-related claims that involved seamen employed by the Company for over 30 years. In August 2006, the Company entered into a settlement agreement with two insurance companies for recovery of amounts paid by the Company for these asbestos-related claims. This settlement will be recognized as a $6,323 reduction of Operating Expenses during the third quarter of 2006.

Other Commitments

The Company has entered into contracts for the construction of 5 ATBs and 2 heavy lift deck barges at an aggregate cost of approximately $260,395 (including the cost of owner furnished equipment). The vessels are currently under construction and are expected to be delivered over the next two years. Approximately $69,653 has been spent pursuant to these construction agreements as of June 30, 2006.

NOTE 14 — Additional Cash Flow Information

At June 30, 2006, the Company decreased its accrual for the purchase of property and equipment by $3,950. At June 30, 2005, the Company increased its accrual for the purchase of property and equipment by $1,405.

At June 30, 2006 and 2005, the Company recorded a fair value adjustment to its Redeemable Common Stock of $2,480 and $330, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presentation of Management’s Discussion and Analysis (“MD&A”) of Crowley Maritime Corporation’s (the “Company’s”) financial condition, results of operations and cash flows should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto, and the MD&A included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2006 (collectively, with the Annual Report on Form 10-K filed with the SEC on March 16, 2006, the “Form 10-K/A”).

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

In addition to those risks discussed in “Part II — Other Information” under “Item 1A. Risk Factors” and in the Company’s other filings with the SEC, press releases and public statements by the Company’s management, factors that may cause the Company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward-looking statements include:

•	changes in worldwide demand for petroleum products, chemicals and other cargo shipped by the Company’s customers;

•	the cyclical nature of the shipping markets in which the Company’s Liner Services segment operates;

•	changes in domestic and foreign economic, political, military and market conditions;

•	the effect of, and the costs of complying with, federal, state and foreign laws and regulations;

•	the impact on the Company’s business and financial condition of recent and future: (a) acquisitions by the Company; and (b) joint ventures to which the Company is or may become a party;

•	fluctuations in fuel prices and the Company’s ability to pass on increases in fuel costs to its customers;

•	the Company’s ongoing need to be timely in replacing or rebuilding certain of its tankers and barges currently used to carry petroleum products in its Petroleum Services segment and carry cargo and equipment (such as containers, trailers and chassis) in its Liner Services segment;

•	competition for the Company’s services in the various markets in which it operates;

•	risks affecting the Company’s ability to operate its vessels or carry out scheduled voyages, such as catastrophic marine disaster, adverse weather and sea conditions, and oil, chemical and other hazardous substance spills;

•	the extent of salvage operations undertaken by the Company, costs incurred, timing and the ultimate amount of the settlement or arbitration award;

•	the effect of pending asbestos or other toxic tort related litigation and related investigations and proceedings;

•	the state of relations between the Company and its unionized work force, as well as the effects of possible strikes or other related job actions; and

•	risks associated with the Company’s foreign operations.

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

All prior quarter consolidated financial information included in this Form 10-Q has been reclassified to reflect the change in segments.

Acquisitions and Dispositions

On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively “CDI”), a fuel distribution business in Alaska, for cash of $4.7 million, net of $.5 million cash acquired. The acquisition of CDI further expands the Company’s Alaskan fuel distribution business. The operations of CDI are included in the Company’s Unaudited Condensed Consolidated Statement of Operations, within the Petroleum Services segment, commencing January 1, 2006. The Company is in the process of allocating the purchase price which includes obtaining independent appraisals of the fair value of assets and intangibles acquired. The Company will also be evaluating contingencies, such as environmental contingencies, during the third quarter of 2006 due to weather conditions in Alaska.

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

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements, upon which this MD&A is based, requires management to make estimates which impact those consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, dry-docking, goodwill and intangibles, revenue recognition, LOF contract cost recoveries, insurance reserves and litigation and environmental reserves. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial condition, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Form 10-K/A.

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

The Company capitalizes dry-docking costs for major owned vessels (Tank Ships, 580’ Barges, 730’ Barges, Integrated Tug/Barge units and ATBs). Vessel dry-docking costs for other owned vessels (Offshore Tugs, Tractor Tugs, River Tugs, 1,000-5,999 DWT Barges, 6,000-20,000 DWT Barges and miscellaneous barges) are not individually significant and are expensed as incurred as repair and maintenance expense. The types of material costs that are incurred for dry-dockings include compliance with regulatory and vessel classification inspection requirements, blasting and coating of steel and steel replacement. Mobilization costs to and from the dry docking location are expensed as incurred. During a vessel dry-docking, the Company will occasionally replace vessel machinery or equipment and perform procedures that materially enhance capabilities or extend the useful life of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful life of the vessel.

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

Revenue Recognition

The Company’s accounting policies for revenue recognition are predicated on the type of service provided. The common carrier services included in Liner Services are recognized on the proportional performance basis over each voyage by load and discharge port. Revenue from the Company’s Logistics Services, a portion of the revenue generated by Marine Services and fuel sales of the Petroleum Services are recognized as services are provided. Revenues from Petroleum Services, except fuel sales, and a portion of Marine Services are recognized on the proportional performance basis over the length of the contract. Estimated losses are provided at the time such losses become probable. The Company’s recognition of revenue includes estimates of the total costs incurred for each service and the total billings to perform the service that impacts the estimated operating margin. While the Company has processes in place to assist in developing these estimates, if the Company experiences significantly higher costs or a significant decrease in estimated billings, the Company’s financial condition, results of operations and cash flows could be materially impacted.

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

Insurance Reserves

The Company is self-insured for marine, workers’ compensation, protection and indemnity, liability, cargo and asbestos coverages, subject to certain individual and aggregate stop-loss limits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experience as well as current facts and circumstances including those for salvage and subrogation reserves. Reinsurance is obtained to cover losses in excess of certain limits. Claims receivables are recorded when it is determined that it is probable the costs of the insured events are recoverable from the insurance company. The Company’s reserve for incurred but not reported claims represents a significant estimate that could materially change based on independent actuarial analysis and claim history.

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

The Company is a defendant with respect to numerous maritime asbestos cases and other toxic tort cases. The Company is neither able to predict the ultimate outcome of this litigation nor provide an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Undiscounted liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of these litigation and environmental liabilities could have a material impact on the Company’s financial condition, results of operations and cash flows. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” and “Part II — Other Information — Item 1. Legal Proceedings.”

Results of Operations

Comparison of Consolidated Results of Operations for the Three Months Ended June 30, 2006 and 2005

The following table sets forth the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2006	2005

Revenues:
Operating revenues	$263,165	$239,408
Fuel sales	90,412	27,518

	353,577	266,926

Expenses:
Operating	238,524	209,338
Cost of fuel sold	79,620	23,871
General and administrative	9,625	9,521
Depreciation and amortization	17,376	16,433
Asset recoveries, net	(1,958)	(6,548)

	343,187	252,615

	Three Months Ended
	June 30,
	2006	2005

Operating income	10,390	14,311
Other income (expense):
Interest income	749	1,090
Interest expense	(5,429)	(5,038)
Minority interest in consolidated subsidiaries	(7)	(11)
Derivative income, net	307	—
Other income (expense)	(478)	435

	(4,858)	(3,524)

Income from continuing operations before income taxes	5,532	10,787
Income tax expense	(2,200)	(700)

Income from continuing operations	3,332	10,087
Discontinued operations:
Gain from operations, including gain/loss on disposal, net of tax expense	250	319

Net income	3,582	10,406
Preferred stock dividends	(394)	(394)
Change in fair value of redeemable common stock	(2,480)	(330)

Net income attributable to common stockholders	$708	$9,682

Basic earnings per common share	$5.29	$71.87
Diluted earnings per common share	$5.29	$62.60

Consolidated operating revenues for the second quarter of 2006 increased $23.8 million, or 9.9%, to $263.2 million compared with $239.4 million for the second quarter of 2005. This increase was primarily the result of the following events or circumstances:

•	$8.6 million generated in our Liner Services segment as a result of an increase in rates which was partially offset by a decrease in container and noncontainer volumes;

•	$3.7 million generated in our Marine Services segment by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska;

•	$3.0 million generated in our Marine Services segment from the operations of Titan, a marine salvage business acquired in October 2005;

•	$2.6 million generated in our Marine Services segment from higher rates and increased activity by its ship management operations;

•	$2.1 million generated in our Petroleum Services segment from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively; and

•	$2.0 million generated in our Marine Services segment from increased activity in our Northern Alaskan land operations.

Consolidated fuel sales for the second quarter of 2006 increased $62.9 million to $90.4 million compared with $27.5 million for the second quarter of 2005 due to an increase in volumes and prices of fuel sold directly by our Petroleum Service segment. The Company’s fuel volume sold increased to 31.3 million gallons during the second quarter of 2006 from 12.2 million gallons during the second quarter of 2005, primarily due to the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Consolidated operating expenses increased $29.2 million for the second quarter of 2006, or 14.0%, to $238.5 million compared with $209.3 million for the second quarter of 2005. Vessel-related costs, non-vessel-

related costs and direct administrative expenses increased by $11.9 million, $11.0 million and $6.2 million respectively, for the second quarter of 2006 as compared with the second quarter of 2005. The increase in vessel-related costs was mostly attributable to an increase in fuel and vessel repairs and maintenance costs. The increase in non-vessel-related costs was mostly attributable to increases in labor and purchased transportation costs. Direct administrative expenses increased due to our acquisitions of Northland Fuel, CDI and Titan.

Consolidated cost of fuel sold for the second quarter of 2006 increased $55.7 million to $79.6 million compared with $23.9 million for the second quarter of 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to the above-referenced acquisitions of Northland Fuel and CDI.

Consolidated depreciation and amortization expense increased $1.0 million, or 6.1%, to $17.4 million for the second quarter of 2006 compared with $16.4 million for the second quarter of 2005. This increase was the result of an increase in depreciation in the amount of $3.5 million due to assets placed in service during 2005 and 2006, including Northland Fuel, Titan and CDI. This increase was partially offset by a decrease in dry-dock amortization in the amount of $2.1 million.

Consolidated asset recoveries, net for the second quarter of 2006 decreased $4.5 million, or 69.2%, to $2.0 million compared with $6.5 million for the second quarter of 2005. The gains from the second quarter of 2006 resulted from the sale of four vessels and other equipment while the gains from the second quarter of 2005 resulted from the sale of three vessels and other equipment.

As a result, our consolidated operating income for the second quarter of 2006 decreased $3.9 million to $10.4 million compared with $14.3 million for the second quarter of 2005.

Derivative income was $.3 million due to the effect of a $.9 million fair value income adjustment on the Company’s interest rate swaps and a $.6 million loss on certain heating oil swaps and options entered into by the Company during the second quarter of 2006. The Company did not have any derivative contracts prior to the second quarter of 2006. For additional information, refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements.”

Other expense increased $.9 million to $.5 million for the second quarter of 2006 compared with other income of $.4 million for the second quarter of 2005 as a result of a decrease in the fair value of investments held in the Company’s deferred compensation plan.

Income tax expense increased $1.5 million to $2.2 million for the second quarter of 2006 compared with $.7 million for the second quarter of 2005. The effective tax rate for the second quarters of 2006 and 2005 were 39.8% and 6.5%, respectively. The effective tax rate for the second quarter of 2005 was primarily due to the reversal of $3.4 million of tax reserves, which the Company considered probable that it will recognize as a deduction in its consolidated tax return. The effective tax rate for the second quarter of 2005 would have been 38.0% if the reversal of the tax reserves was excluded.

The change in fair value of redeemable common stock increased $2.2 million to $2.5 million for the second quarter of 2006 compared with $.3 million for the second quarter of 2005. During the second quarter of 2006, the Company recorded fair value adjustments totaling $2.5 million upon receiving its valuations of voting common stock held by its Employee Stock Ownership Plan (“ESOP”) and Stock Savings Plan (“SSP”). During the second quarter of 2005, the Company recorded a fair value adjustment of $.3 million on its SSP stock. The ESOP was not implemented until the second quarter of 2005, therefore no fair value adjustment was needed.

As a result, net income attributable to common stockholders for the second quarter of 2006 decreased $9.0 million to $.7 million ($5.29 basic and diluted earnings per common share) compared with a net income attributable to common stockholders of $9.7 million ($71.87 basic earnings per common share and $62.60 diluted earnings per common share) for the second quarter of 2005.

Comparison of Segment Results of Operations for the Three Months Ended June 30, 2006 and 2005

The following table sets forth revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the three months ended June 30, 2006 and 2005. The Company evaluates the performance of its reportable segments based upon the operating income of the segment, excluding other income and expenses (which includes interest income, interest expense, minority interest in consolidated subsidiaries, derivative income (loss) and other income) and income taxes. See the Company’s Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” for further information.

Included in operating income of all four of our reportable segments are allocations for corporate services, which include vessel acquisition, engineering services, accounting, legal, human resources, information technology, insurance services and purchasing support. Vessel acquisition charges represent an allocation of the utilized vessels, depreciation and amortization based on intercompany bareboat charters. Other corporate services are allocated based upon various assumptions, depending on the type of cost being allocated.

SEGMENT REVENUES AND OPERATING INCOME
(In thousands)

	Three Months Ended
	June 30,
	2006	2005

Revenues
Liner Services	$168,921	$160,268
Logistics Services	12,077	10,662
Marine Services	51,264	38,954
Petroleum Services	121,315	57,042

Total revenues	353,577	266,926

Operating income (loss):
Liner Services	10,181	10,876
Logistics Services	(977)	(517)
Marine Services	(1,518)	2,416
Petroleum Services	2,704	1,536

Total operating income	10,390	14,311

Liner Services

Operating revenues from our Liner Services segment for the second quarter of 2006 increased $8.6 million, or 5.4%, to $168.9 million compared with $160.3 million for the second quarter of 2005. The increase was primarily attributable to a 11.8% increase in average revenue per twenty-foot equivalent, consisting of rate increases for services and fuel surcharges. This increase was partially offset by a decrease of 5.8% in container and noncontainer volume, mostly in the Puerto Rico and Caribbean Islands Service, primarily due to a downturn in the Puerto Rico market.

Operating expenses for our Liner Services segment for the second quarter of 2006 increased $7.1 million, or 4.9%, to $151.5 million compared with $144.4 million for the second quarter of 2005. Vessel and non-vessel-related expenses increased $4.0 million and $1.5 million, respectively, during the second quarter of 2006 compared with the second quarter of 2005. Vessel-related expenses consist primarily of fuel, vessel repairs and maintenance, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, rent and equipment repairs and maintenance.

Depreciation and amortization for our Liner Services segment for the second quarter of 2006 increased $.5 million, or 16.1%, to $3.6 million compared with $3.1 million for the second quarter of 2005. Depreciation increased by $1.1 million as a result of new assets placed in service during 2005 and 2006 which was partially offset by a decrease in dry-dock amortization of $.6 million.

Asset recoveries, net for our Liner Services segment for the second quarter of 2006 decreased $2.4 million. During the second quarter of 2005, $2.4 million of gains resulted from disposals of equipment.

The operating income from our Liner Services segment for the second quarter of 2006 decreased $.7 million to $10.2 million compared with $10.9 million for the second quarter of 2005.

Logistics Services

Operating revenues from our Logistics Services segment for the second quarter of 2006 increased $1.4 million, or 13.1%, to $12.1 million compared with $10.7 million for the second quarter of 2005. The increase was primarily attributable to increased demand for trucking and warehousing operations in the United States and increases in fuel surcharges.

Operating expenses for our Logistics Services segment for the second quarter of 2006 increased $2.6 million, or 26.8%, to $12.3 million compared with $9.7 million for the second quarter of 2005. The increase was mostly due to an increase in purchased transportation to support the increased demand for trucking and warehousing operations in the United States.

Depreciation and amortization for our Logistics Services segment for the second quarter of 2006 decreased $.7 million, or 77.8%, to $.2 million compared with $.9 million for the second quarter of 2005. The decrease was a result of an impairment loss of $.6 million recorded on its non-compete agreements in the second quarter of 2005.

The operating loss from our Logistics Services segment for the second quarter of 2006 increased $.5 million to $1.0 million compared with $.5 million for the second quarter of 2005.

Marine Services

Operating revenues from our Marine Services segment for the second quarter of 2006 increased $12.3 million, or 31.5%, to $51.3 million compared with $39.0 million for the second quarter of 2005. The increase in revenue is attributed to: (a) $3.7 million generated by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska; (b) $3.0 million generated from the operations of Titan, a marine salvage business acquired in October 2005; (c) $2.6 million generated by our ship management operations due to higher rates and increased levels of activity; and (d) $2.0 million in revenues from increased activity in our Northern Alaskan land operations. Overall vessel utilization increased to 62% during the second quarter of 2006 compared with 61% during the second quarter of 2005.

Operating expenses for our Marine Services segment for the second quarter of 2006 increased $10.6 million, or 22.4%, to $58.0 million compared with $47.4 million for the second quarter of 2005. Vessel-related expenses and direct administrative expenses increased $10.4 million and $2.4 million, respectively, while non-vessel-related expenses decreased $2.2 million during the second quarter of 2006 compared with the second quarter of 2005. The increases in operating expenses were largely due to: (a) our acquisition of Titan; (b) vessel repairs and maintenance; (c) higher utilization of vessels; and (d) higher fuel costs. These increases were partially offset by decreased non-vessel expenses as a result of a shift in our Far East Russia operations towards more vessel-based activity. Vessel-related expenses consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, while non-vessel expenses consist primarily of costs for labor, operating materials, equipment rentals, subcontracting, purchased transportation, and port charges and related costs. Direct administrative expenses increased due to the acquisition of Titan and increased payroll costs.

Asset recoveries, net for our Marine Services segment for the second quarter of 2006 decreased $1.6 million, or 44.4%, to $2.0 million compared with $3.6 million for the second quarter of 2005. The gains from the second quarter of 2006 resulted from the sale of four vessels and other equipment while the gains from the second quarter of 2005 resulted from the sale of two vessels and other equipment.

The operating loss from our Marine Services segment for the second quarter of 2006 decreased to $1.5 million compared with operating income of $2.4 for the second quarter of 2005.

Petroleum Services

Operating revenues from our Petroleum Services segment for the second quarter of 2006 increased $1.5 million, or 5.1%, to $30.9 million compared with $29.4 million for the second quarter of 2005. The increase in revenue is attributed to: (a) $2.1 million from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively; and (b) $1.9 million from an increase in transportation revenues. This increase was partially offset by decrease in revenues of $1.6 million from two vessels that were out of service due to dry-docking during the second quarter of 2006.

Fuel sales from our Petroleum Services segment for the second quarter of 2006 increased $62.9 million to $90.4 million compared with $27.5 million for the second quarter of 2005 due to an increase in volumes and prices of fuel sold. The Company’s fuel volume sold increased to 31.3 million gallons during the second quarter of 2006 from 12.2 million gallons during the second quarter of 2005 primarily due to the Northland Fuel and CDI acquisitions.

Operating expenses for our Petroleum Services segment for the second quarter of 2006 increased $6.1 million, or 22.9%, to $32.7 million compared with $26.6 million for the second quarter of 2005. Vessel-related expenses decreased $1.6 million and non-vessel-related expenses and direct administrative expenses increased $4.3 million and $3.3 million, respectively, during the second quarter of 2006 as compared with the second quarter of 2005. The decreases in vessel-related expenses are attributable to the 2 vessels that were of service due to dry-docking. The increases in non-vessel-related expenses are a result of our acquisition of Northland Fuel and CDI. Vessel-related expenses consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation and port charges and related costs. The increase in direct administrative expenses was primarily a result of the acquisitions of Northland Fuel and CDI.

Cost of fuel sold for the Petroleum Services segment for the second quarter of 2006 increased $55.7 million to $79.6 million compared with $23.9 million for the second quarter of 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI.

Depreciation and amortization for our Petroleum Services segment for the second quarter of 2006 increased $.3 million, or 6.8%, to $4.7 million compared with $4.4 million for the second quarter of 2005. The increase was primarily attributable to a $1.8 million increase in depreciation. The increase in depreciation was largely a result of depreciation recorded on assets acquired as a result of the Northland Fuel acquisition during the third quarter of 2005. This increase was partially offset by a $1.6 million decrease in dry-dock amortization for vessels.

The operating income from our Petroleum Services segment for the second quarter of 2006 increased $1.2 million to $2.7 million compared with $1.5 for the second quarter of 2005.

Comparison of Consolidated Results of Operations for the Six Months Ended June 30, 2006 and 2005

The following table sets forth the Company’s Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2006	2005

Revenues:
Operating revenues	$524,628	$465,595
Fuel sales	157,571	40,538

	682,199	506,133

Expenses:
Operating	465,423	407,146
Cost of fuel sold	136,670	33,150
General and administrative	18,302	19,623
Depreciation and amortization	34,900	32,370
Asset recoveries, net	(3,478)	(8,294)

	651,817	483,995

Operating income	30,382	22,138
Other income (expense):
Interest income	1,101	1,891
Interest expense	(10,236)	(10,007)
Minority interest in consolidated subsidiaries	(23)	(35)
Derivative income, net	307	—
Other income	360	353

	(8,491)	(7,798)

Income from continuing operations before income taxes	21,891	14,340
Income tax expense	(8,600)	(2,100)

Income from continuing operations	13,291	12,240
Discontinued operations:
Gain from operations, including gain/loss on disposal, net of tax expense	199	6

Net income	13,490	12,246
Preferred stock dividends	(788)	(788)
Change in fair value of redeemable common stock	(2,480)	(330)

Net income attributable to common stockholders	$10,222	$11,128

Basic earnings per common share	$76.25	$82.54
Diluted earnings per common share	$68.68	$73.97

Consolidated operating revenues for the six months ended June 30, 2006 increased $59.0 million, or 12.7%, to $524.6 million compared with $465.6 million for the six months ended June 30, 2005. This increase was primarily the result of the following events or circumstances:

•	$19.2 million generated in our Liner Services segment as a result of an increase in rates which was partially offset by a decrease in container and noncontainer volumes;

•	$11.4 million generated in our Marine Services segment by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska;

•	$8.8 million generated in our Marine Services segment from the operations of Titan, a marine salvage business acquired in October 2005;

•	$5.9 million generated in our Marine Services segment from increased activity in our Northern Alaskan land operations;

•	$5.6 million generated in our Marine Services segment from higher rates and increased activity by its ship management operations;

•	$3.2 million generated in our Petroleum Services segment from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively; and

•	$2.9 million generated in our Logistics Services segment due to higher fuel surcharge rates and increased demand for trucking and warehousing operations in the United States.

Consolidated fuel sales for the six months ended June 30, 2006 increased $117.1 million to $157.6 million compared with $40.5 million for the six months ended June 30, 2005 due to an increase in volumes and prices of fuel sold directly by our Petroleum Service segment. The Company’s fuel volume sold increased to 58.2 million gallons during the six months ended June 30, 2006 from 18.0 million gallons during the six months ended June 30, 2005, primarily due to the operations of Northland Fuel and CDI.

Consolidated operating expenses increased $58.3 million for the six months ended June 30, 2006, or 14.3%, to $465.4 million compared with $407.1 million for the six months ended June 30, 2005. Vessel-related costs, non-vessel-related costs and direct administrative expenses increased by $24.6 million, $24.5 million and $9.1 million, respectively, for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. The increase in vessel-related costs was mostly attributable to an increase in fuel, vessel repairs and maintenance and crew costs. The increase in non-vessel-related costs was mostly attributable to increases in labor and purchased transportation costs. The increase in direct administrative expenses was due to our acquisitions of Northland Fuel, CDI and Titan. There was $22.1 million of cost recovery related to services performed under two LOF contracts netted against operating expenses during the six months ended June 30, 2006. The Company completed one LOF contract during each of the first and second quarters of 2006 and considers the recoverability of the related costs to be probable. There has been no profit recognized on these LOF contracts.

Consolidated cost of fuel sold for the six months ended June 30, 2006 increased $103.5 million to $136.7 million compared with $33.2 million for the six months ended June 30, 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Consolidated general and administrative expenses decreased $1.3 million for the six months ended June 30, 2006, or 6.6%, to $18.3 million compared with $19.6 million for the six months ended June 30, 2005. This decrease was primarily attributable to a decrease in payroll-related costs.

Consolidated depreciation and amortization expense increased $2.5 million, or 7.7%, to $34.9 million for the six months ended June 30, 2006 compared with $32.4 million for the six months ended June 30, 2005. This increase was the result of an increase in depreciation in the amount of $6.0 million due to assets placed in service during 2005 and 2006, including Northland Fuel, Titan and CDI. This increase was partially offset by a decrease in dry-dock amortization in the amount of $3.3 million.

Consolidated asset recoveries, net for the six months ended June 30, 2006 decreased $4.8 million, or 57.8%, to $3.5 million compared with $8.3 million for the six months ended June 30, 2005. The gains from the six months ended June 30, 2006 resulted from the sale of six vessels and other equipment while the gains from the six months ended June 30, 2005 resulted from the sale of nine vessels and other equipment.

As a result, our consolidated operating income for the six months ended June 30, 2006 increased $8.3 million to $30.4 million compared with $22.1 million for the six months ended June 30, 2005.

Derivative income was $.3 million due to the effects of a $.9 million fair value income adjustment on the Company’s interest rate swaps and a $.6 million loss on certain heating oil swaps and options entered into by the Company during the six months ended June 30, 2006. The Company did not have any derivative contracts prior to the second quarter of 2006. For additional information, refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements.”

Income tax expense increased $6.5 million to $8.6 million for the six months ended June 30, 2006 compared with $2.1 million for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 and 2005 were 39.3% and 14.6%, respectively. The effective tax rate of for the six months ended June 30, 2005 was primarily due to the reversal of $3.4 million of tax reserves, which the Company considered probable that it will recognize as a deduction in its consolidated tax return. The effective tax rate for the second quarter of 2005 would have been 38.4% if the reversal of the tax reserves was excluded.

The change in fair value of redeemable common stock increased $2.2 million to $2.5 million for the six months ended June 30, 2006 compared with $.3 million for the six months ended June 30, 2005. During the second quarter of 2006, the Company recorded fair value adjustments totaling $2.5 million upon receiving its valuations of voting common stock held by its Employee Stock Ownership Plan (“ESOP”) and Stock Savings Plan (“SSP”). During the second quarter of 2005, the Company recorded a fair value adjustment of $.3 million on its SSP stock. The ESOP was not implemented until the second quarter of 2005, therefore no fair value adjustment was needed.

As a result, net income attributable to common stockholders for the six months ended June 30, 2006 decreased $.9 million to $10.2 million ($76.25 basic earnings per common share and $68.68 diluted earnings per common share) compared with a net income attributable to common stockholders of $11.1 million ($82.54 basic earnings per common share and $73.97 diluted earnings per common share) for the six months ended June 30, 2005.

Comparison of Segment Results of Operations for the Six Months Ended June 30, 2006 and 2005

The following table sets forth revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the six months ended June 30, 2006 and 2005.

SEGMENT REVENUES AND OPERATING INCOME
(In thousands)

	Six Months Ended
	June 30,
	2006	2005

Revenues
Liner Services	$329,853	$310,714
Logistics Services	25,290	22,167
Marine Services	107,028	71,122
Petroleum Services	220,028	102,130

Total revenues	682,199	506,133

Operating income (loss):
Liner Services	19,884	16,017
Logistics Services	(1,226)	(1,072)
Marine Services	5,110	1,303
Petroleum Services	6,614	5,890

Total operating income	30,382	22,138

Liner Services

Operating revenues from our Liner Services segment for the six months ended June 30, 2006 increased $19.2 million, or 6.2%, to $329.9 million compared with $310.7 million for the six months ended June 30, 2005.

The increase was primarily attributable to a 11.2% increase in average revenue per twenty-foot equivalent, consisting of rate increases for services and fuel surcharges. This increase was partially offset by a decrease of 4.5% in container and noncontainer volume, mostly in the Puerto Rico and Caribbean Islands Service, primarily due to a downturn in the Puerto Rico market.

Operating expenses for our Liner Services segment for the six months ended June 30, 2006 increased $13.6 million, or 4.8%, to $295.4 million compared with $281.8 million for the six months ended June 30, 2005. Vessel and non-vessel-related expenses increased $9.1 million and $3.2 million, respectively, during the six months ended June 30, 2006 compared with the six months ended June 30, 2005. Vessel-related expenses consist primarily of fuel, vessel repairs and maintenance, crew and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, rent and equipment repairs and maintenance.

Depreciation and amortization for our Liner Services segment for the six months ended June 30, 2006 increased $1.7 million, or 27.4%, to $7.9 million compared with $6.2 million for the six months ended June 30, 2005. Depreciation increased by $2.1 million as a result of new assets placed in service during 2005 and 2006, which was partially offset by a decrease in dry-dock amortization of $.4 million.

Asset recoveries, net for our Liner Services segment or the six months ended June 30, 2006 decreased $2.4 million, or 96.0%, to $.1 million compared with $2.5 million or the six months ended June 30, 2005. The gains from the first six months of 2006 and 2005 resulted from disposals of equipment.

The operating income from our Liner Services segment for the six months ended June 30, 2006 increased $3.9 million to $19.9 million compared with $16.0 million for the six months ended June 30, 2005.

Logistics Services

Operating revenues from our Logistics Services segment for the six months ended June 30, 2006 increased $3.1 million, or 14.0%, to $25.3 million compared with $22.2 million for the six months ended June 30, 2005. The increase was primarily attributable to increased demand for trucking and warehousing operations in the United States and increases in fuel surcharges.

Operating expenses for our Logistics Services segment for the six months ended June 30, 2006 increased $4.2 million, or 20.0%, to $25.2 million compared with $21.0 million for the six months ended June 30, 2005. The increase was mostly due to an increase in purchased transportation to support the increased demand for trucking and warehousing operations in the United States.

Depreciation and amortization for our Logistics Services segment for the six months ended June 30, 2006 decreased $.7 million, or 58.3%, to $.5 million compared with $1.2 million for the six months ended June 30, 2005. Depreciation decreased as a result of an impairment loss of $.6 million recorded on its non-compete agreements in the second quarter of 2005.

The operating loss from our Logistics Services segment for the six months ended June 30, 2006 increased $.1 million to $1.2 million compared with $1.1 million for the six months ended June 30, 2005.

Marine Services

Operating revenues from our Marine Services segment for the six months ended June 30, 2006 increased $35.9 million, or 50.5%, to $107.0 million compared with $71.1 million for the six months ended June 30, 2005. The increase in revenue is attributed to: (a) $11.4 million generated by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska; (b) $8.8 million generated from the operations of Titan, a marine salvage business acquired in October 2005; (c) $5.9 million in revenues from increased activity in our Northern Alaskan land operations; and (d) $5.6 million generated by our ship management operations due to higher rates and increased levels of activity. Overall vessel utilization increased to 63% during the six months ended June 30, 2006 compared with 58% during the six months ended June 30, 2005.

Operating expenses for our Marine Services segment for the six months ended June 30, 2006 increased $32.1 million, or 36.2%, to $120.7 million compared with $88.6 million for the six months ended June 30, 2005. Vessel-related expenses, non-vessel-related expenses and direct administrative expenses increased $17.9 million, $10.9 million, and $3.3 million, respectively, during the six months ended June 30, 2006 compared with the six months ended June 30, 2005. These increases were largely due to: (a) our acquisition of Titan; (b) vessel repairs and maintenance; (c) higher utilization of vessels; and (d) higher crew and fuel costs. Vessel-related expenses consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, while non-vessel expenses consist primarily of costs for labor, operating materials, equipment rentals, subcontracting, purchased transportation, and port charges and related costs. Direct administrative expenses increased due to the acquisition of Titan and increased payroll costs. There was $22.1 million of cost recovery related to services performed under two LOF contracts netted against operating expenses during the six months ended June 30, 2006. The Company completed one LOF contract during each of the first and second quarters of 2006 and considers the recoverability of the related costs to be probable. There has been no profit recognized on these LOF contracts.

Asset recoveries, net for our Marine Services segment for the six months ended June 30, 2006 decreased $2.0 million, or 37.7%, to $3.3 million compared with $5.3 million for the six months ended June 30, 2005. The gains from the six months ended June 30, 2006 resulted from the sale of six vessels and other equipment while the gains from the six months ended June 30, 2005 resulted from the sale of eight vessels and other equipment.

The operating income from our Marine Services segment for the six months ended June 30, 2006 increased by $3.8 million to $5.1 million compared with $1.3 for the six months ended June 30, 2005.

Petroleum Services

Operating revenues from our Petroleum Services segment for the six months ended June 30, 2006 increased $.9 million, or 1.5%, to $62.5 million compared with $61.6 million for the six months ended June 30, 2005. The increase in revenue is attributed to $3.2 million from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively. This increase was partially offset by decrease in revenues of $2.9 million from two vessels that were out of service due to dry-docking during the six months ended June 30, 2006.

Fuel sales from our Petroleum Services segment for the six months ended June 30, 2006 increased $117.1 million to $157.6 million compared with $40.5 million for the six months ended June 30, 2005 due to an increase in volumes and prices of fuel sold. The Company’s fuel volume sold increased to 58.2 million gallons during the six months ended June 30, 2006 from 18.0 million gallons during the six months ended June 30, 2005 primarily due to the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Operating expenses for our Petroleum Services segment for the six months ended June 30, 2006 increased $11.9 million, or 22.7%, to $64.3 million compared with $52.4 million for the six months ended June 30, 2005. Vessel-related expenses decreased $.4 million and non-vessel-related expenses and direct administrative expenses increased $7.3 million and $5.0 million, respectively, during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. The decreases in vessel-related expenses are attributable to the 2 vessels that were out of service due to dry-docking. The increases in non-vessel-related expenses are a result of our acquisition of Northland Fuel and CDI. Vessel-related expenses consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, while non-vessel expenses consist primarily of costs for labor, facilities, purchased transportation and port charges and related costs. The increase in direct administrative expenses was primarily a result of the acquisitions of Northland Fuel and CDI.

Cost of fuel sold for the Petroleum Services segment for the six months ended June 30, 2006 increased $103.5 million to $136.7 million compared with $33.2 million for the six months ended June 30, 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Depreciation and amortization for our Petroleum Services segment for the six months ended June 30, 2006 increased $1.0 million, or 11.5%, to $9.7 million compared with $8.7 million for the six months ended June 30,

2005. The increase was primarily attributable to a $3.5 million increase in depreciation, largely as a result of depreciation recorded on assets acquired as a result of the Northland Fuel acquisition during the third quarter of 2005. This increase was partially offset by a $2.8 million decrease in dry-dock amortization for vessels.

The operating income from our Petroleum Services segment for the six months ended June 30, 2006 increased $.7 million to $6.6 million compared with $5.9 for the six months ended June 30, 2005.

Liquidity and Capital Resources

Liquidity

The Company’s ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make acquisitions of businesses and other investments and to service debt. Management believes that funds needed during the next twelve months for the acquisition and construction of vessels, the acquisitions of businesses and the purchase of operating equipment will continue to be: (a) available through third party financing including commercial banks; (b) partially generated by the proceeds from the regular disposition of older assets as the Company continues to modernize its fleet; and (c) available through cash from operations.

To have financial resources available for our ongoing liquidity requirements, as described above, we maintain a $115.0 million revolving line of credit. At June 30, 2006, there was $32.1 million in letters of credit outstanding under this line, which left available borrowings of $82.9 million. Further, in 2006 and previous years, the Company has used Title XI and bank financing for the acquisition, construction and improvement of vessels. As of June 30, 2006, $407.2 million of such long-term debt was outstanding, of which: (a) $180.1 million was guaranteed by the United States government pursuant to Title XI (which obligation by the United States government does not release the Company from its primary liability for the repayment of this indebtedness); (b) $173.3 million has been provided by commercial banks for the construction of vessels; and (c) $53.8 million has been provided by commercial financial institutions and other entities principally for the acquisition of operating equipment. The Company generated proceeds from the disposition of assets of $6.9 million during the six months ended June 30, 2006. At June 30, 2006, the Company had cash and cash equivalents of $40.5 million and working capital of $73.4 million.

Financial Condition as of June 30, 2006

As of June 30, 2006, the Company had cash and cash equivalents of $40.5 million compared with $33.9 million at December 31, 2005. The Company generated $11.5 million of cash from continuing operations during the six months ended June 30, 2006. Net income from continuing operations before income taxes and depreciation and amortization expense provided $56.8 million of cash. The Company’s working capital (excluding cash and accrued deposits) increased $19.4 million during the first six months of 2006 with the significant increases being Receivables, net of $12.3 million, Inventory of $17.5 million and Accounts Payable and Accrued Liabilities of $14.6 million. These increases were due to the acquisition of CDI and an increase in seasonal activity in Alaska for the Petroleum Services segment. Dry-docking costs capitalized of $5.4 million were incurred for 2 vessels during the six months ended June 30, 2006.

The Company used $52.9 million of cash for investing activities from continuing operations during the six months ended June 30, 2006. The Company has paid $5.2 million, net of cash acquired for the acquisitions of Northland, Titan and CDI. The Company expended $53.0 million for the construction of vessels and the purchase of equipment. Proceeds of $6.9 million were received from asset dispositions. During the first six months of 2006, the Company deposited a net of $1.6 million of restricted cash for its Capital Construction Fund, Capital Reserve Fund and the operation of vessels that the Company manages for third parties.

The Company generated cash of $48.1 million in financing activities during the six months ended June 30, 2006. During the first six months of 2006, the Company: (a) received $79.6 million from the financing of operating equipment and a vessel; (b) paid $18.9 million for scheduled principal payments of the Company’s debt; (c) repaid $10.0 million on our Revolving Credit Agreement; and (d) paid $1.6 million in preferred stock dividends. During the second quarter of 2006, the Company issued $3.8 million of common stock to its ESOP, the purchase of which was funded by a $3.8 million loan by the Company to the ESOP.

Financial Condition as of June 30, 2005

In April 2006, the Company reviewed its financial statement presentation and disclosure in response to a comment received from the staff of the Securities and Exchange Commission resulting from a review of the Company’s filings. As a result, the Company restated its December 31, 2005, 2004 and 2003 Consolidated Statements of Cash Flows to classify capitalized dry-docking costs as an operating activity rather than an investing activity.

As a result of the restatement, the Company’s previously reported cash flows from continuing operations provided by (used in) operating and investing activities increased or decreased for the six months ended June 30, 2005 as follows (in thousands):

Net cash provided by operating activities:
As previously reported	$32,283
Dry-docking costs capitalized	(6,335)

As restated	$25,948

Net cash used in investing activities:
As previously reported	$(46,949)
Dry-docking costs capitalized	6,335

As restated	$(40,614)

As of June 30, 2005, the Company had cash and cash equivalents of $109.6 million compared with $142.9 million at December 31, 2004. The Company generated $25.0 million of cash from continuing operations during the six-month period ended June 30, 2005. Net income from continuing operations before income taxes and depreciation and amortization expense provided $46.7 million of cash. Dry-docking costs of $6.3 million were incurred for 3 vessels during the six-month period ended June 30, 2005. Additional cash from operations was used to fund increased working capital requirements.

The Company used $31.6 million of cash for investing activities from continuing operations during the six months ended June 30, 2005. The Company expended $40.6 million for the construction of vessels and the purchase of equipment. Proceeds of $18.2 million were received from asset dispositions. During 2005, the Company deposited $9.0 million of restricted funds to be used for equipment purchases and the operation of certain managed vessels.

The Company used cash of $18.6 million in financing activities from continuing operations during the six months ended June 30, 2005 for: (a) $16.3 million of scheduled principal payments of the Company’s debt; (b) $1.6 million of preferred stock dividends; and (c) $.7 million retirement of the Company’s stock. The Company issued $1.4 million of common stock to the ESOP, the purchase of which was funded by a $1.4 million loan by the Company to the ESOP.

Net cash used by discontinued operations was $8.0 million during the six months ended June 30, 2005. As further discussed in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Item 1. Financial Statements,” the Company has disposed of vessels and certain South America operations in previous years that were accounted for as discontinued operations.

Capital Resources

The Company has entered into contracts for the construction of 5 ATBs and 2 heavy lift deck barges at an aggregate cost of approximately $260.4 million (including the cost of owner furnished equipment). The vessels are currently under construction and are expected to be delivered over the next two years. Approximately $69.7 has been spent pursuant to these construction agreements as of June 30, 2006.

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

On April 4, 2006, the Company increased its Revolving Credit Agreement to $115.0 million from $95.0 million by adding an additional lender to the agreement. No other terms or covenants of the Revolving Credit Agreement were amended as a result of this agreement.

During May 2006, the Company entered into a loan agreement for $85.5 million to finance the construction of two ATBs. The Company has drawn $42.8 million against this loan agreement. The Company will draw the remaining funds against this loan when the second ATB is delivered to the Company, which is expected to be October, 2006. The loan is payable in quarterly installments of $1.1 million with a balloon payment of $34.2 million in May 2018. Interest is due quarterly at LIBOR plus a margin. The loan is collateralized by the ATBs.

Except for these transactions, no material change occurred during the six months ended June 30, 2006 with respect to our previously disclosed contractual obligations and commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect the results of our operations, financial condition and cash flows. The Company has from time to time used interest rate locks and swaps to limit its exposure to changes in interest rates. As of June 30, 2006, the Company has entered into interest rate swaps with notional amounts of $84.9 million to convert the floating rate liability to a fixed rate liability. The purpose of the swaps is to allow the Company to reduce its market risk from changes in interest rates. The resulting gains or losses from these transactions are reported in the Unaudited Condensed Consolidated Statements of Operations as Derivative Income (Loss), net, as they do not meet the criteria for hedge accounting, pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). For the three months and six months ended June 30, 2006, the Company recorded a fair value gain of $.9 million to Derivative Income with the offset to Other Assets in the Unaudited Condensed Consolidated Balance Sheet.

Commodity Prices

In April 2006, the Company entered into a swap and two call options related to heating oil pursuant to which, on each applicable settlement date, the Company will pay the amount, if any, by which a contract price for a swap or option contract exceeds the settlement price quoted on the New York Mercantile Exchange (“NYMEX”) or will receive the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these transactions is to reduce the decline in the Company’s cash flows that would occur from a sustained rise in heating oil fuel prices. The resulting gains or losses from these transactions are reported in the Unaudited Condensed Consolidated Statements of Operations as Derivative Income (Loss), net, as they do not meet the criteria for hedge accounting, pursuant to SFAS No. 133. The Company recorded losses of $.6 million during the quarter and six months ended June 30, 2006 related to the swap and options.

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

No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The statements contained in Exhibit 31.1 and Exhibit 31.2 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

General Litigation

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2006, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

Litigation Involving Directors

A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants improperly spent on certain split-dollar life insurance policies to advance a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of his family. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. The motion was briefed and heard on September 30, 2005. Before ruling on the Company’s motion to dismiss, the Court, on January 19, 2006, ordered that motion stayed pending resolution of two motions filed on December 27, 2005; one motion to amend filed by the plaintiff and a second motion to intervene filed by a purported stockholder. These motions were briefed and a hearing on the plaintiffs’ motion to amend was held on June 9, 2006. The Company believes that there are legal and factual defenses to these claims and intends to defend this action vigorously. The Company believes that an adverse outcome of this case would not have a material effect on its financial condition, results of operations or cash flows.

Asbestos Litigation

The Company is currently named as a defendant with other shipowners and numerous other defendants with respect to approximately 15,300 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Cleveland, Ohio and Detroit, Michigan. Each of these cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law.

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

In addition, the Company is a defendant with others in approximately 93 asbestos or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.

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

The Company has insurance coverage that may reimburse it for a portion of: (a) the costs incurred defending against asbestos claims; and (b) the amounts the Company pays to settle claims or honor judgments by courts. The coverage is provided by a large number of insurance policies written by dozens of insurance companies over a period of many years. The amount of insurance coverage depends on the nature of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and the terms and conditions of the specific policy.

At June 30, 2006, the Company has accrued $3.1 million as its best estimate of the liability for pending asbestos and toxic claims and has recorded a receivable from its insurance companies of $1.2 million related to the asbestos litigation described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.

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

A summary of the asbestos-related claims for the three and six month periods ended June 30, 2006 and 2005 is presented below (dollars are in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Number of claims filed	17	21	42	42
Number of claims settled	—	—	1	6
Number of claims dismissed	3	2	3	4
Total settlements paid	$—	$—	$2	$93
Average settlement	$—	$—	$2	$16
Legal expenses paid	$217	$176	$362	$281
Insurance proceeds received	$—	$20	$5	$61

In addition to the asbestos-related claims in the summary above, in 2004 the Company settled for approximately $6.3 certain asbestos-related claims that involved seamen employed by the Company for over 30 years. In August 2006, the Company entered into a settlement agreement with two insurance companies for recovery of amounts paid by the Company for these asbestos-related claims. This settlement will be recognized as a $6,323 reduction of Operating Expenses during the third quarter of 2006.

Item 1A.	Risk Factors.

Set forth below are factors that we think could cause our actual results to differ from past results or those we currently anticipate. It is not a complete list of all potential risks or uncertainties. If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

Demand for our services is dependent on a number of factors beyond our control, which can negatively impact our operating results

Sales of our services are tied to a number of factors beyond our control, including:

•	worldwide demand for petroleum and chemicals products and other cargo shipped by our customers;

•	local and international political and economic conditions and policies; and

•	weather conditions.

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

The cost of fuel represents a significant cost to the Company’s operations. Fuel expense, excluding the cost of fuel sold to customers, represented approximately 12.2% and 10.6% of consolidated operating expenses for the six months ended June 30, 2006 and 2005, respectively. In certain cases the Company’s operating segments are able to pass these increased fuel costs to its customers in the form of: (1) bunker surcharges as agreed to in customer contracts or in published tariffs; (2) a direct charge as defined in the time charter agreements for certain vessels; and (3) adjustments to contracts as negotiated with customers. In other cases, the increased cost is borne by the Company.

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

Liner Services vessels used in the Puerto Rico and Caribbean Island Service are reaching the end of their useful lives and failure to replace them could impact profitability

The Puerto Rico and Caribbean Island Service, aggregated in our Liner Services segment, uses five 730’ Barges and four 580’ Barges for its service between the United States and Puerto Rico. These vessels are approximately 76% through their useful lives and must be replaced over the next fourteen years. If these vessels are not replaced, this could have a substantial negative impact on the profitability of our Liner Services segment.

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

Adverse outcomes in our asbestos-related lawsuits could harm our financial condition, results of operation and cash flows

The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” and “Part II — Other Information — Item 1. Legal Proceedings.” Additional litigation relating to these matters may be commenced in the future. While it is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

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

Actions by our unionized labor could harm our financial condition, results of operation or cash flows

The Company’s operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At June 30, 2006, approximately 57% of the Company’s employees were members of unions. The Company has collective bargaining agreements with nine different unions. These agreements will expire between now and 2015. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to the Company upon expiration of one or more of these agreements. If the Company is not able to negotiate favorable terms, it may be at a competitive disadvantage. In addition, a protracted strike or similar action by a union could have a material adverse effect on our financial condition, results of operations or cash flows.

Our international operations pose additional risks that can negatively impact our financial condition, results of operations or cash flows

Substantial amounts of our revenues are derived from our foreign operations. (See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements.”) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.

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

Mr. Crowley can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests

As of July 31, 2006, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 48.3% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 67.3% of the total votes attributable to our outstanding voting stock as of July 31, 2006. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley’s stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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

The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan (the “RSP”), which held 8,516 shares of our common stock at June 30, 2006, all of which are fully vested. Distributions of shares allocated to RSP participants are made as soon as practicable following the participant’s death, disability retirement, termination of Company employment after attainment of age 65 or termination of employment if the participant’s account balance is less than one share. All other vested participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution of whole shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of Company stock are subject to the Company’s right to repurchase them for cash equal to their fair value (based on a non-marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end.

The Company also sponsors the Stock Savings Plan (the “SSP”), a profit sharing plan which held 3,943 shares of our common stock at June 30, 2006, all of which are fully released and vested. Upon distribution of common stock from the SSP, each share of common stock contains a put option which provides the participants the option to sell their stock to the Company upon retirement, death or after a break in service at the common stock’s fair value (based on a marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end.

A summary of the shares purchased by the Company from these plans in the second quarter of 2006 is as follows:

Total Number of
			Shares (or Units)	Maximum Number
		Average	Purchased as part	(or Approximate Dollar Value) of
	Total Number of	Price Paid	of Publicly	Shares (or Units) That May Yet
	Shares (or Units)	per Share	Announced Plans or	be Purchased Under the Plansel
Period	Purchased	(or Unit)	Programs	or Programs

April 1 — 30, 2006	—	$—	N/A	N/A
May 1 — 31, 2006	—	$—	N/A	N/A
June 1 — 30, 2006	195	$1,749.08	N/A	N/A

Certain of the Company’s financing agreements contain restrictive covenants which require, among other things, annual maintenance of working capital that is equal to or greater than 50% of the total of charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital for 2006 is $28.3 million. Although the Company is restricted from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period so long as the combined cost does not exceed $10.0 million. At June 30, 2006, the Company was in compliance with all covenants under its financing and leasing arrangements.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 16, 2006, the Company held its annual meeting of stockholders. The following matter was voted upon at this annual meeting:

Proposal — Election of directors for one-year terms (expiring in 2007):

Nominee	For	Withheld

Philip E. Bowles	123,760	9,383
Molly M. Crowley	122,106	11,037
Thomas B. Crowley, Jr.	122,561	10,582
Gary L. Depolo	123,306	9,837
Earl T. Kivett	123,341	9,802
William A. Pennella	123,110	10,033
Leland S. Prussia	123,306	9,837
William P. Verdon	123,110	10,033
Cameron W. Wolfe, Jr.	123,327	9,816

Item 5.	Other Information

On August 4, 2006, the Company entered into a settlement agreement with two insurance companies for the recovery of amounts which had been paid by the Company in 2004 for certain asbestos-related claims involving seamen employed by the Company. The agreement includes mutual releases and dismissal of litigation between the Company and the insurance companies over policy coverage.

This settlement of $6.3 million will be recognized as a reduction of Operating Expenses during the third quarter of 2006.

Item 6.	Exhibits.

Exhibit
Number	Description

11	Statement regarding computation of per share earnings (incorporated herein by reference to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.)
31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)
31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWLEY MARITIME CORPORATION
(Registrant)

By:	/s/ John C. Calvin
John C. Calvin
Senior Vice President and Controller
(Duly Authorized Officer/Principal
Financial Officer)

August 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description

11	Statement regarding computation of per share earnings (incorporated herein by reference to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.)

31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)

31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications