Form 10-Q/A
period 2006-06-30
CROWLEY MARITIME CORP
filed 2006-11-20
CIK 1130194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note

Crowley Maritime Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (together with exhibits, the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2006 (the “Original Filing”). The Company is filing this Form 10-Q/A to reflect the restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2006, as well as the notes related thereto, as described in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q/A.

As part of management’s financial close process for the three and nine months ended September 30, 2006, the Company became aware of certain errors in previously reported operating revenues and inventory in its Petroleum Services segment in the second quarter of 2006. These errors related to certain revenue-based leases with escalation clauses where the revenue was not recognized on a straight-line basis and inventory that was not accounted for at lower of cost or market. As a result, the Company has restated the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 to correct these errors.

The Company’s management has determined that the accounting errors referenced above were the result of material weaknesses in the Company’s internal control over financial reporting related to accounting for leases and inventory valuation. See Item 4. “Controls and Procedures” in “Part I — Financial Information.” The Company has taken steps to remediate these material weaknesses.

This Form 10-Q/A amends certain information in Items 1, 2, and 4 of Part I of the Original Filing, in each case, to reflect the restatement and determination of material weaknesses and certain information in Item 2 of Part II to correct a numerical error. Although this Form 10-Q/A replaces the Original Filing in its entirety, no other information in the Original Filing is amended hereby. Except as described above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing or modify or update disclosures affected by subsequent events (including, except as provided below, the exhibits to the Original Filing). This Form 10-Q/A includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	As restated		As restated
	(See Note 1)		(See Note 1)

Revenues:
Operating revenues	$263,959	$239,408	$525,422	$465,595
Fuel sales	90,412	27,518	157,571	40,538

	354,371	266,926	682,993	506,133

Expenses:
Operating	238,524	209,338	465,423	407,146
Cost of fuel sold	82,604	23,871	139,654	33,150
General and administrative	9,625	9,521	18,302	19,623
Depreciation and amortization	17,376	16,433	34,900	32,370
Asset recoveries, net	(1,958)	(6,548)	(3,478)	(8,294)

	346,171	252,615	654,801	483,995

Operating income	8,200	14,311	28,192	22,138
Other income (expense):
Interest income	749	1,090	1,101	1,891
Interest expense	(5,429)	(5,038)	(10,236)	(10,007)
Minority interest in consolidated subsidiaries	(7)	(11)	(23)	(35)
Derivative income, net	307	—	307	—
Other income (expense)	(478)	435	360	353

	(4,858)	(3,524)	(8,491)	(7,798)

Income from continuing operations before income taxes	3,342	10,787	19,701	14,340
Income tax expense	(1,300)	(700)	(7,700)	(2,100)

Income from continuing operations	2,042	10,087	12,001	12,240
Discontinued operations:
Gain from operations, including gain on disposal, net of tax expense	250	319	199	6

Net income	2,292	10,406	12,200	12,246
Preferred stock dividends	(394)	(394)	(788)	(788)
Change in fair value of redeemable common stock	(2,480)	(330)	(2,480)	(330)

Net income (loss) attributable to common stockholders	$(582)	$9,682	$8,932	$11,128

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(6.21)	$69.50	$65.15	$82.50
Gain from discontinued operations	1.87	2.37	1.48	0.04

Net income (loss)	$(4.34)	$71.87	$66.63	$82.54

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(6.21)	$60.62	$59.39	$73.93
Gain from discontinued operations	1.87	1.98	1.24	0.04

Net income (loss)	$(4.34)	$62.60	$60.63	$73.97

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	As restated
	(See Note 1)

ASSETS
Cash and cash equivalents	$40,533	$33,948
Receivables, net	212,870	200,607
Inventory	52,231	37,744
Prepaid expenses and other current assets	38,536	36,276
Deferred income taxes	19,681	19,681
Current assets of discontinued operations	371	523
Accrued deposits	(31,260)	(41,000)

TOTAL CURRENT ASSETS	332,962	287,779
Receivable from related party	11,787	11,540
Goodwill	56,356	54,027
Intangibles, net	18,371	19,651
Other assets	59,475	36,568
Capital construction fund	32,087	41,827
Property and equipment, net	631,941	607,319

TOTAL ASSETS	$1,142,979	$1,058,711

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$136,701	$122,186
Accrued payroll and related expenses	45,389	48,710
Insurance claims payable	26,716	22,311
Unearned revenue	12,981	15,974
Current liabilities of discontinued operations	1,010	1,225
Current portion of long-term debt	39,602	33,426

TOTAL CURRENT LIABILITIES	262,399	243,832
Deferred income taxes	118,083	110,002
Other liabilities	23,451	22,032
Minority interests in consolidated subsidiaries	116	93
Long-term debt, net of current portion	367,609	322,686

TOTAL LIABILITIES	771,658	698,645

COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable common stock, 6,943 and 5,075 shares issued and outstanding, respectively	15,423	9,450
Unearned ESOP common stock, 2,829 and 896 shares	(4,990)	(1,267)

TOTAL REDEEMABLE COMMON STOCK	10,433	8,183

STOCKHOLDERS’ EQUITY:
Preferred class A convertible stock, $100 par value, 315,000 shares issued, authorized and outstanding	31,500	31,500
Common voting stock, $.01 par value, 4,485,000 shares authorized; 83,675 and 83,738 shares issued and outstanding, respectively	1	1
Class N common non-voting stock, $.01 par value, 54,500 shares authorized; 46,138 shares outstanding	—	—
Additional paid-in capital	64,212	64,277
Retained earnings	268,958	260,063
Accumulated other comprehensive loss, net of tax benefit of $2,127 and $2,225, respectively	(3,783)	(3,958)

TOTAL STOCKHOLDERS’ EQUITY	360,888	351,883

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$1,142,979	$1,058,711

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
(In thousands, except share amounts)

									Accumulated
	Preferred Class A				Class N		Additional		Other
	Convertible Stock		Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Loss	Total

December 31, 2005	315,000	$31,500	83,738	$1	46,138	$—	$64,277	$260,063	$(3,958)	$351,883
Stock retired from employee benefit plans	—	—	(63)	—	—	—	(67)	(37)	—	(104)
Change in fair value of redeemable common stock	—	—	—	—	—	—	—	(2,480)	—	(2,480)
Preferred stock dividends	—	—	—	—	—	—	—	(788)	—	(788)
Adjustment for releasing ESOP shares		—	—	—	—	—	2	—	—	2
Comprehensive Income:
Net income (As restated, see Note 1)		—	—	—	—	—	—	12,200	—	—
Other comprehensive income:
Amortization of rate lock agreement, net of $98 tax expense		—	—	—	—	—	—	—	175	—
Total comprehensive income	—	—	—	—	—	—	—	—	—	12,375

June 30, 2006	315,000	$31,500	83,675	$1	46,138	$—	$64,212	$268,958	$(3,783)	$360,888

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(In thousands)

	2006	2005
	As restated (See Note 1)

OPERATING ACTIVITIES:
Net income	$12,200	$12,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,900	32,370
Dry-docking costs capitalized	(5,423)	(6,335)
LOF contract costs recovery	(22,094)	—
Amortization of deferred gain on the sale and leaseback of vessels	(288)	(288)
Asset recoveries, net	(3,478)	(8,294)
Change in fair value of derivatives	(982)	—
Change in cash surrender value of life insurance	(277)	114
Deferred income tax provision	2,586	1,405
Changes in current assets and liabilities, net of acquisitions:		—
Receivables, net	(9,589)	(304)
Inventory, prepaid expenses and other current assets	(14,726)	(8,970)
Accounts payable and accrued liabilities	21,404	6,290
Accrued payroll and related expenses	(3,337)	(3,305)
Other	570	32

Net cash provided by operating activities — continuing operations	11,466	24,961
Net cash provided by (used in) operating activities — discontinued operations	(569)	987

Net cash provided by operating activities	10,897	25,948

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(5,150)	—
Property and equipment additions	(52,961)	(40,635)
Proceeds from asset dispositions	6,916	18,185
Deposits of restricted funds	(1,557)	(8,955)
Contingent purchase price paid, net	(191)	(216)

Net cash used in investing activities — continuing operations	(52,943)	(31,621)
Net cash provided by (used in) investing activities — discontinued operations	506	(8,993)

Net cash used in investing activities	(52,437)	(40,614)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	79,555	—
Repayments on Revolving Credit Agreement	(10,000)	—
Payments on long-term debt	(18,925)	(16,319)
Payment of debt issuance costs	(495)	—
Payment of preferred stock dividends	(1,575)	(1,575)
Loan to ESOP	(3,826)	(1,414)
Proceeds from issuance of common stock to ESOP	3,826	1,414
Retirement of common stock	(435)	(709)

Net cash provided by (used in) financing activities	48,125	(18,603)

Net increase (decrease) in cash and cash equivalents	6,585	(33,269)
Cash and cash equivalents at beginning of period	33,948	142,896

Cash and cash equivalents at end of period	$40,533	$109,627

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

Restatements

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

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the period ended June 30, 2006, the Company became aware of certain errors in previously reported operating revenues and inventory in its Petroleum Services segment in the second quarter of 2006. These errors related to certain long-term lease revenue that was not recognized on a straight-line basis and inventory that was not accounted for at lower of cost or market.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

As a result, the Company has restated the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 to correct these errors. The significant effects of the restatement are as follows:

Unaudited Condensed Consolidated Statement of Operations For the Three Months Ended June 30, 2006

	As Previously
	Reported	As Restated

Operating revenues	$263,165	$263,959
Cost of fuel sold	79,620	82,604
Operating income	10,390	8,200
Income from continuing operations before income taxes	5,532	3,342
Income tax expense	(2,200)	(1,300)
Income from continuing operations	3,332	2,042
Net income	3,582	2,292
Net income (loss) attributable to common shareholders	$708	$(582)
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$3.42	$(6.21)
Gain from discontinued operations	1.87	1.87

Net income (loss)	$5.29	$(4.34)

Unaudited Condensed Consolidated Statement of Operations For the Six Months Ended June 30, 2006

	As Previously
	Reported	As Restated

Operating revenues	$524,628	$525,422
Cost of fuel sold	136,670	139,654
Operating income	30,382	28,192
Income from continuing operations before income taxes	21,891	19,701
Income tax expense	(8,600)	(7,700)
Income from continuing operations	13,291	12,001
Net income	13,490	12,200
Net income attributable to common shareholders	$10,222	$8,932
Basic earnings per common share:
Income from continuing operations	$74.77	$65.15
Gain from discontinued operations	1.48	1.48

Net income	$76.25	$66.63

Diluted earnings per common share:
Income from continuing operations	$67.44	$59.39
Gain from discontinued operations	1.24	1.24

Net income	$68.68	$60.63

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

Unaudited Condensed Consolidated Balance Sheet As of June 30, 2006

	As Previously
	Reported	As Restated

Inventory	$55,215	$52,231
Total current assets	335,946	332,962
Other assets	58,681	59,475
Total assets	1,145,169	1,142,979
Accounts payable and accrued liabilities	136,803	136,701
Total current liabilities	262,501	262,399
Deferred income taxes	118,881	118,083
Total liabilities	772,558	771,658
Retained earnings	270,248	268,958
Total stockholders’ equity	362,178	360,888
Total liabilities, redeemable common stock and stockholders’ equity	1,145,169	1,142,979

Unaudited Condensed Consolidated Statement of Cash Flows For the Six Months Ended June 30, 2006

	As Previously
	Reported	As Restated

OPERATING ACTIVITIES:
Net income	$13,490	$12,200
Deferred income tax provision	3,384	2,586
Changes in current assets and liabilities, net of acquisitions:
Inventory, prepaid expenses and other current assets	(17,710)	(14,726)
Accounts payable and accrued liabilities	21,506	21,404
Other	1,364	570

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenues	$16	$2,116	$14	$4,721

Gain (loss) from discontinued operations before taxes	$(156)	$17	$(207)	$(500)
Gain on disposal	506	502	506	506
Income tax expense	(100)	(200)	(100)	—

Net gain from discontinued operations	$250	$319	$199	$6

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

NOTE 10 — Earnings Per Common Share

The computations for basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations	$2,042	$10,087	$12,001	$12,240
Less preferred stock dividends	(394)	(394)	(788)	(788)
Less change in fair value of redeemable common stock	(2,480)	(330)	(2,480)	(330)

Income (loss) for basic earnings per common share from continuing operations	(832)	9,363	8,733	11,122
Gain from discontinued operations, net of tax	250	319	199	6

Net income (loss) for basic earnings per common share	$(582)	$9,682	$8,932	$11,128
Plus preferred stock dividends	—	394	788	788

Net income (loss) for diluted earnings per common share	$(582)	$10,076	$9,720	$11,916

Denominator:
Basic weighted average shares	134,037	134,715	134,055	134,827

Diluted weighted average shares	134,037	160,965	160,305	161,077

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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

As shares are committed to be released, the Company records compensation expense equal to the fair value of the Company’s common stock. Because the Company’s stock is not actively traded on any exchange, its fair value is determined annually by an independent appraisal based on a non-marketable minority interest basis. The independent appraisal was finalized and obtained during the second quarter of each year. The Company recorded a fair value adjustment of $227 to the common stock held by the ESOP during the second quarter of 2006. The shares released are treated as outstanding for purposes of computing earnings per share. The Company has recognized compensation expense of $71 and $106 for the three and six months ended June 30, 2006, respectively, based upon the shares committed to be released.

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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

	Liner	Logistics	Marine	Petroleum	Segment			Consolidated
	Services	Services	Services	Services	Total	Other	Elimination	Total

Three Months Ended June 30, 2006
Operating revenues	$168,921	$12,077	$51,264	$31,697	$263,959	—	—	$263,959
Fuel sales	—	—	—	90,412	90,412	—	—	90,412
Intersegment revenues	1,996	67	8,080	54	10,197	$29,419	$(39,616)	—
Depreciation and amortization	3,628	229	2,768	4,715	11,340	6,036	—	17,376
Asset charges (recoveries), net	(35)	(8)	(1,968)	53	(1,958)	—	—	(1,958)
Operating income (loss)	10,181	(977)	(1,518)	514	8,200	—	—	8,200
Income (loss) from discontinued operations, net of tax	(83)	—	305	28	250	—	—	250
Three Months Ended June 30, 2005
Operating revenues	$160,268	$10,662	$38,954	$29,524	$239,408	—	—	$239,408
Fuel sales	—	—	—	27,518	27,518	—	—	27,518
Intersegment revenues	1,621	14	11,766	—	13,401	$26,882	$(40,283)	—
Depreciation and amortization	3,122	880	2,448	4,354	10,804	5,629	—	16,433
Asset recoveries	(2,361)	(2)	(3,632)	(553)	(6,548)	—	—	(6,548)
Operating income (loss)	10,876	(517)	2,416	1,536	14,311	—	—	14,311
Income (loss) from discontinued operations, net of tax	69	6	303	(59)	319	—	—	319
Six Months Ended June 30, 2006
Operating revenues	$329,853	$25,290	$107,028	$63,251	$525,422	—	—	$525,422
Fuel sales	—	—	—	157,571	157,571	—	—	157,571
Intersegment revenues	3,949	185	24,699	182	29,015	$54,459	$(83,474)	—
Depreciation and amortization	7,886	462	5,261	9,655	23,264	11,636	—	34,900
Asset recoveries	(96)	(28)	(3,299)	(55)	(3,478)	—	—	(3,478)
Operating income (loss)	19,884	(1,226)	5,110	4,424	28,192	—	—	28,192
Income (loss) from discontinued operations, net of tax	(72)	—	305	(34)	199	—	—	199
Six Months Ended June 30, 2005
Operating revenues	$310,714	$22,167	$71,122	$61,592	$465,595	—	—	$465,595
Fuel sales	—	—	—	40,538	40,538	—	—	40,538
Intersegment revenues	2,755	26	22,825	—	25,606	$52,966	$(78,572)	—
Depreciation and amortization	6,170	1,152	4,988	8,699	21,009	11,361	—	32,370
Asset recoveries	(2,472)	(2)	(5,267)	(553)	(8,294)	—	—	(8,294)
Operating income (loss)	16,017	(1,072)	1,303	5,890	22,138	—	—	22,138
Income (loss) from discontinued operations, net of tax	34	(1)	303	(330)	6	—	—	6

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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share amounts)

Revenues from external customers and property and equipment, net by geographic area are summarized as follows:

	United	All Foreign	Consolidated
	States	Countries	Total

Three months ended June 30, 2006
Revenues	$305,063	$49,308	$354,371
Three months ended June 30, 2005
Revenues	$223,613	$43,313	$266,926
Six months ended June 30, 2006
Revenues	$586,690	$96,303	$682,993
Property and equipment, net	$621,522	$10,419	$631,941
Six months ended June 30, 2005
Revenues	$422,834	$83,299	$506,133
Property and equipment, net	$499,222	$3,515	$502,737

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

A summary of the asbestos-related claims for the three and six month periods ended June 30, 2006 and 2005 is presented below (dollars are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Number of claims filed	17	21	42	42
Number of claims settled	—	—	1	6
Number of claims dismissed	3	2	3	4
Total settlements paid	$—	$—	$2	$93
Average settlement	$—	$—	$2	$16
Legal expenses paid	$217	$176	$362	$281
Insurance proceeds received	$—	$20	$5	$61

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

The following presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Crowley Maritime Corporation’s (the “Company’s”) financial condition, results of operations and cash flows gives effect to the restatement of the Unaudited Condensed Consolidated Financial Statements for the three and six-month periods ended June 30, 2006, as discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q/A. The MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, accompanying notes thereto and other financial information appearing elsewhere in this Amendment No. 1 on Form 10-Q/A (together with exhibits, the “Form 10-Q/A”) and with the consolidated financial statements and notes thereto, and the MD&A included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2006 (collectively, with the Annual Report on Form 10-K filed with the SEC on March 16, 2006, the “Form 10-K/A”).

Certain statements in this quarterly report on Form 10-Q/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words or phrases “can be,” “expects,” “may affect,” “anticipates,” “may depend,” “believes,” “estimates,” “plans,” “projects” and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on behalf of the Company is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond the Company’s control.

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

All prior quarter consolidated financial information included in this Form 10-Q/A has been reclassified to reflect the change in segments.

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

Results of Operations

Comparison of Consolidated Results of Operations for the Three Months Ended June 30, 2006 and 2005

The following table sets forth the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2006	2005

Revenues:
Operating revenues	$263,959	$239,408
Fuel sales	90,412	27,518

	354,371	266,926

Expenses:
Operating	238,524	209,338
Cost of fuel sold	82,604	23,871
General and administrative	9,625	9,521
Depreciation and amortization	17,376	16,433
Asset recoveries, net	(1,958)	(6,548)

	346,171	252,615

Operating income	8,200	14,311
Other income (expense):
Interest income	749	1,090
Interest expense	(5,429)	(5,038)
Minority interest in consolidated subsidiaries	(7)	(11)
Derivative income, net	307	—
Other income (expense)	(478)	435

	(4,858)	(3,524)

Income from continuing operations before income taxes	3,342	10,787
Income tax expense	(1,300)	(700)

Income from continuing operations	2,042	10,087
Discontinued operations:
Gain from operations, including gain/loss on disposal, net of tax expense	250	319

Net income	2,292	10,406
Preferred stock dividends	(394)	(394)
Change in fair value of redeemable common stock	(2,480)	(330)

Net income (loss) attributable to common stockholders	$(582)	$9,682

Basic earnings (loss) per common share	$(4.34)	$71.87
Diluted earnings (loss) per common share	$(4.34)	$62.60

Consolidated operating revenues for the second quarter of 2006 increased $24.6 million, or 10.3%, to $264.0 million compared with $239.4 million for the second quarter of 2005. This increase was primarily the result of the following events or circumstances:

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

Consolidated operating expenses increased $29.2 million for the second quarter of 2006, or 14.0%, to $238.5 million compared with $209.3 million for the second quarter of 2005. Vessel-related costs, non-vessel-related costs and direct administrative expenses increased by $11.9 million, $11.0 million and $6.2 million respectively, for the second quarter of 2006 as compared with the second quarter of 2005. The increase in vessel-related costs was mostly attributable to an increase in fuel and vessel repairs and maintenance costs. The increase in non-vessel-related costs was mostly attributable to increases in labor and purchased transportation costs. Direct administrative expenses increased due to our acquisitions of Northland Fuel, CDI and Titan.

Consolidated cost of fuel sold for the second quarter of 2006 increased $58.7 million to $82.6 million compared with $23.9 million for the second quarter of 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to the above-referenced acquisitions of Northland Fuel and CDI.

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

As a result, our consolidated operating income for the second quarter of 2006 decreased $6.1 million to $8.2 million compared with $14.3 million for the second quarter of 2005.

Derivative income, net was $.3 million due to the effect of a $.9 million fair value income adjustment on the Company’s interest rate swaps and a $.6 million loss on certain heating oil swaps and options entered into by the Company during the second quarter of 2006. The Company did not have any derivative contracts prior to the second quarter of 2006. For additional information, refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements.”

Other expense increased $.9 million to $.5 million for the second quarter of 2006 compared with other income of $.4 million for the second quarter of 2005 as a result of a decrease in the fair value of investments held in the Company’s deferred compensation plan.

Income tax expense increased $.6 million to $1.3 million for the second quarter of 2006 compared with $.7 million for the second quarter of 2005. The effective tax rate for the second quarters of 2006 and 2005 were 38.9% and 6.5%, respectively. The effective tax rate for the second quarter of 2005 was primarily due to the reversal of $3.4 million of tax reserves, which the Company considered probable that it will recognize as a deduction in its consolidated tax return. The effective tax rate for the second quarter of 2005 would have been 38.0% if the reversal of the tax reserves was excluded.

The change in fair value of redeemable common stock increased $2.2 million to $2.5 million for the second quarter of 2006 compared with $.3 million for the second quarter of 2005. During the second quarter of 2006, the Company recorded fair value adjustments totaling $2.5 million upon receiving its valuations of voting common stock held by its Employee Stock Ownership Plan (“ESOP”) and Stock Savings Plan (“SSP). During the second quarter of 2005, the Company recorded a fair value adjustment of $.3 million on its SSP stock. The ESOP was not implemented until the second quarter of 2005, therefore no fair value adjustment was needed.

As a result, net income (loss) attributable to common stockholders for the second quarter of 2006 decreased $10.3 million to a net loss attributable to common stockholders of $.6 million ($4.34 basic and diluted loss per common share) compared with net income attributable to common stockholders of $9.7 million ($71.87 basic earnings per common share and $62.60 diluted earnings per common share) for the second quarter of 2005.

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

SEGMENT REVENUES AND OPERATING INCOME
(In thousands)

	Three Months Ended June 30,
	2006	2005

Revenues
Liner Services	$168,921	$160,268
Logistics Services	12,077	10,662
Marine Services	51,264	38,954
Petroleum Services	122,109	57,042

Total revenues	$354,371	$266,926

Operating income (loss):
Liner Services	$10,181	$10,876
Logistics Services	(977)	(517)
Marine Services	(1,518)	2,416
Petroleum Services	514	1,536

Total operating income	$8,200	$14,311

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

Petroleum Services

Operating revenues from our Petroleum Services segment for the second quarter of 2006 increased $2.3 million, or 7.8%, to $31.7 million compared with $29.4 million for the second quarter of 2005. The increase in revenue is attributed to: (a) $2.1 million from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively; and (b) $1.9 million from an increase in transportation revenues. This increase was partially offset by decrease in revenues of $1.6 million from two vessels that were out of service due to dry-docking during the second quarter of 2006.

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

Cost of fuel sold for the Petroleum Services segment for the second quarter of 2006 increased $58.7 million to $82.6 million compared with $23.9 million for the second quarter of 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI.

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

The operating income from our Petroleum Services segment for the second quarter of 2006 decreased $1.0 million to $.5 million compared with $1.5 million for the second quarter of 2005.

Comparison of Consolidated Results of Operations for the Six Months Ended June 30, 2006 and 2005

The following table sets forth the Company’s Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2005

Revenues:
Operating revenues	$525,422	$465,595
Fuel sales	157,571	40,538

	682,993	506,133

Expenses:
Operating	465,423	407,146
Cost of fuel sold	139,654	33,150
General and administrative	18,302	19,623
Depreciation and amortization	34,900	32,370
Asset recoveries, net	(3,478)	(8,294)

	654,801	483,995

Operating income	28,192	22,138
Other income (expense):
Interest income	1,101	1,891
Interest expense	(10,236)	(10,007)
Minority interest in consolidated subsidiaries	(23)	(35)
Derivative income, net	307	—
Other income	360	353

	(8,491)	(7,798)

Income from continuing operations before income taxes	19,701	14,340
Income tax expense	(7,700)	(2,100)

Income from continuing operations	12,001	12,240
Discontinued operations:
Gain from operations, including gain/loss on disposal, net of tax expense	199	6

Net income	12,200	12,246
Preferred stock dividends	(788)	(788)
Change in fair value of redeemable common stock	(2,480)	(330)

Net income attributable to common stockholders	$8,932	$11,128

Basic earnings per common share	$66.63	$82.54
Diluted earnings per common share	$60.63	$73.97

Consolidated operating revenues for the six months ended June 30, 2006 increased $59.8 million, or 12.8%, to $525.4 million compared with $465.6 million for the six months ended June 30, 2005. This increase was primarily the result of the following events or circumstances:

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

Consolidated cost of fuel sold for the six months ended June 30, 2006 increased $106.5 million to $139.7 million compared with $33.2 million for the six months ended June 30, 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

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

As a result, our consolidated operating income for the six months ended June 30, 2006 increased $6.1 million to $28.2 million compared with $22.1 million for the six months ended June 30, 2005.

Derivative income, net was $.3 million due to the effects of a $.9 million fair value income adjustment on the Company’s interest rate swaps and a $.6 million loss on certain heating oil swaps and options entered into by the Company during the six months ended June 30, 2006. The Company did not have any derivative contracts prior to the second quarter of 2006. For additional information, refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements.”

Income tax expense increased $5.6 million to $7.7 million for the six months ended June 30, 2006 compared with $2.1 million for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 and 2005 were 39.1% and 14.6%, respectively. The effective tax rate of for the six months ended June 30, 2005 was primarily due to the reversal of $3.4 million of tax reserves, which the Company considered probable that it will recognize as a deduction in its consolidated tax return. The effective tax rate for the second quarter of 2005 would have been 38.4% if the reversal of the tax reserves was excluded.

The change in fair value of redeemable common stock increased $2.2 million to $2.5 million for the six months ended June 30, 2006 compared with $.3 million for the six months ended June 30, 2005. During the second quarter of 2006, the Company recorded fair value adjustments totaling $2.5 million upon receiving its valuations of voting common stock held by its Employee Stock Ownership Plan (“ESOP”) and Stock Savings Plan (“SSP). During the second quarter of 2005, the Company recorded a fair value adjustment of $.3 million on its SSP stock. The ESOP was not implemented until the second quarter of 2005, therefore no fair value adjustment was needed.

As a result, net income attributable to common stockholders for the six months ended June 30, 2006 decreased $2.2 million to $8.9 million ($66.63 basic earnings per common share and $60.63 diluted earnings per common share) compared with a net income attributable to common stockholders of $11.1 million ($82.54 basic earnings per common share and $73.97 diluted earnings per common share) for the six months ended June 30, 2005.

Comparison of Segment Results of Operations for the Six Months Ended June 30, 2006 and 2005

The following table sets forth revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the six months ended June 30, 2006 and 2005.

SEGMENT REVENUES AND OPERATING INCOME
(In thousands)

	Six Months Ended June 30,
	2006	2005

Revenues
Liner Services	$329,853	$310,714
Logistics Services	25,290	22,167
Marine Services	107,028	71,122
Petroleum Services	220,822	102,130

Total revenues	$682,993	$506,133

Operating income (loss):
Liner Services	$19,884	$16,017
Logistics Services	(1,226)	(1,072)
Marine Services	5,110	1,303
Petroleum Services	4,424	5,890

Total operating income	$28,192	$22,138

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

Petroleum Services

Operating revenues from our Petroleum Services segment for the six months ended June 30, 2006 increased $1.7 million, or 2.8%, to $63.3 million compared with $61.6 million for the six months ended June 30, 2005. The increase in revenue is attributed to $3.2 million from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively. This increase was partially offset by decrease in revenues of $2.9 million from two vessels that were out of service due to dry-docking during the six months ended June 30, 2006.

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

Cost of fuel sold for the Petroleum Services segment for the six months ended June 30, 2006 increased $106.5 million to $139.7 million compared with $33.2 million for the six months ended June 30, 2005 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

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

The operating income from our Petroleum Services segment for the six months ended June 30, 2006 decreased $1.5 million to $4.4 million compared with $5.9 for the six months ended June 30, 2005.

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

To have financial resources available for our ongoing liquidity requirements, as described above, we maintain a $115.0 million revolving line of credit. At June 30, 2006, there was $32.1 million in letters of credit outstanding under this line, which left available borrowings of $82.9 million. Further, in 2006 and previous years, the Company has used Title XI and bank financing for the acquisition, construction and improvement of vessels. As of June 30, 2006, $407.2 million of such long-term debt was outstanding, of which: (a) $180.1 million was guaranteed by the United States government pursuant to Title XI (which obligation by the United States government does not release the Company from its primary liability for the repayment of this indebtedness); (b) $173.3 million has been provided by commercial banks for the construction of vessels; and (c) $53.8 million has been provided by commercial financial institutions and other entities principally for the acquisition of operating equipment. The Company generated proceeds from the disposition of assets of $6.9 million during the six months ended June 30, 2006. At June 30, 2006, the Company had cash and cash equivalents of $40.5 million and working capital of $70.6 million.

Financial Condition as of June 30, 2006

As of June 30, 2006, the Company had cash and cash equivalents of $40.5 million compared with $33.9 million at December 31, 2005. The Company generated $11.5 million of cash from continuing operations during the six months ended June 30, 2006. Net income from continuing operations before income taxes and depreciation and amortization expense was $54.6 million. The Company’s working capital (excluding cash and accrued deposits) increased $16.5 million during the first six months of 2006 with the significant increases being Receivables, net of $12.3 million, Inventory of $14.5 million and Accounts Payable and Accrued Liabilities of $14.5 million. These increases were due to the acquisition of CDI and an increase in seasonal activity in Alaska for the Petroleum Services segment. Dry-docking costs capitalized of $5.4 million were incurred for 2 vessels during the six months ended June 30, 2006. The Company also capitalized $22.1 million of cost recovery for two LOF contracts during the six months ended June 30, 2006.

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

Item 4.  Controls and Procedures.

The Company’s management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Senior Vice President and Controller), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, which include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures) as of June 30, 2006 in connection with the Original Filing. Based on that evaluation, the Company’s principal executive officer and the principal financial officer concluded that such disclosure controls and procedures were effective as of June 30, 2006. In connection with the Company’s restatement of its financial statements for the three and six months ended June 30, 2006, as described in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q/A, management reevaluated the Company’s disclosure controls and procedures and its internal control over financial reporting at that date. As a result of this reevaluation, management identified material weaknesses (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements of the Public Company Accounting Oversight Board) in the Company’s internal control over financial reporting related to accounting for leases and inventory valuation that existed as of June 30, 2006. The Company did not have controls designed and implemented to review revenue-based leases for escalation clauses. Additionally, management level reviews of lower of cost or market adjustments to inventory were not operating effectively during the three months ended June 30, 2006. Because of these material weaknesses, the Company’s principal executive officer and the principal financial officer have now concluded that such disclosure controls and procedures were not effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Remedial action to address the material weaknesses has been taken subsequently, however.

The statements contained in Exhibit 31.1 and Exhibit 31.2 to this Form 10-Q/A should be considered in light of, and read together with, the information set forth in this Item 4.

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

In addition to the asbestos-related claims in the summary above, in 2004 the Company settled for approximately $6.3 million certain asbestos-related claims that involved seamen employed by the Company for over 30 years. In August 2006, the Company entered into a settlement agreement with two insurance companies for recovery of amounts paid by the Company for these asbestos-related claims. This settlement will be recognized as a $6,323 reduction of Operating Expenses during the third quarter of 2006.

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

Adverse outcomes in our asbestos-related lawsuits could harm our financial condition, results of operation and cash flows

The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information - Item 1. Financial Statements” and “Part II — Other Information — Item 1. Legal Proceedings.” Additional litigation relating to these matters may be commenced in the future. While it is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results or cash flows.

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

Our international operations pose additional risks that can negatively impact our financial condition, results of operations or cash flows

Substantial amounts of our revenues are derived from our foreign operations. (See Note 12of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements.”) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.

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

A summary of the shares purchased by the Company from these plans in the second quarter of 2006 is as follows:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	yet be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs

April 1 — 30, 2006	—	$—	N/A	N/A
May 1 — 31, 2006	—	$—	N/A	N/A
June 1 — 30, 2006	195	$2,239.40	N/A	N/A

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 16, 2006, the Company held its annual meeting of stockholders. The following matter was voted upon at this annual meeting:

Proposal — Election of directors for one-year terms (expiring in 2007):

Nominee	For	Withheld

Philip E. Bowles	123,760	9,383
Molly M. Crowley	122,106	11,037
Thomas B. Crowley, Jr.	122,561	10,582
Gary L. Depolo	123,306	9,837
Earl T. Kivett	123,341	9,802
William A. Pennella	123,110	10,033
Leland S. Prussia	123,306	9,837
William P. Verdon	123,110	10,033
Cameron W. Wolfe, Jr.	123,327	9,816

Item 5.	Other Information.

On August 4, 2006, the Company entered into a settlement agreement with two insurance companies for the recovery of amounts which had been paid by the Company in 2004 for certain asbestos-related claims involving seamen employed by the Company. The agreement includes mutual releases and dismissal of litigation between the Company and the insurance companies over policy coverage.

This settlement of $6.3 million will be recognized as a reduction of Operating Expenses during the third quarter of 2006.

Item 6.	Exhibits.

Exhibit
Number	Description

11	Statement regarding computation of per share earnings (incorporated herein by reference to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q/A.)
31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)
31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWLEY MARITIME CORPORATION
(Registrant)

By:	/s/ John C. Calvin
John C. Calvin
Senior Vice President and Controller
(Duly Authorized Officer/Principal
Financial Officer)

November 20, 2006

EXHIBIT INDEX

Exhibit
Number	Description

11	Statement regarding computation of per share earnings (incorporated herein by reference to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q/A.)
31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)
31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)
32.1	Section 1350 Certifications