Form 10-Q
period 2006-09-30
CROWLEY MARITIME CORP
filed 2006-11-20
CIK 1130194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of November 14, 2006, 90,116 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Operating revenues	$273,979	$259,200	$799,401	$724,795
Fuel sales	166,692	84,622	324,263	125,160

	440,671	343,822	1,123,664	849,955

Expenses:
Operating	225,069	212,862	690,492	620,008
Cost of fuel sold	157,534	78,581	297,188	111,731
General and administrative	8,841	9,869	27,143	29,492
Depreciation and amortization	17,280	15,162	52,180	47,532
Asset recoveries, net	(3,314)	(1,672)	(6,792)	(9,966)

	405,410	314,802	1,060,211	798,797

Operating income	35,261	29,020	63,453	51,158
Other income (expense):
Interest income	480	992	1,581	2,883
Interest expense	(5,822)	(4,685)	(16,058)	(14,692)
Minority interest in consolidated subsidiaries	(20)	(21)	(43)	(56)
Derivative losses, net	(1,339)	—	(1,032)	—
Other income, net	159	762	519	1,115

	(6,542)	(2,952)	(15,033)	(10,750)

Income from continuing operations before income taxes	28,719	26,068	48,420	40,408
Income tax expense	(11,400)	(10,100)	(19,100)	(12,200)

Income from continuing operations	17,319	15,968	29,320	28,208
Discontinued operations:
Gain (loss) from operations, including gain on disposal, net of tax expense	(18)	(3,301)	181	(3,295)

Net income	17,301	12,667	29,501	24,913
Preferred stock dividends	(393)	(393)	(1,181)	(1,181)
Change in fair value of redeemable common stock	—	—	(2,480)	(330)

Net income attributable to common stockholders	$16,908	$12,274	$25,840	$23,402

Basic earnings per common share:
Income from continuing operations	$126.64	$115.94	$191.60	$198.25
Gain (loss) from discontinued operations	(0.13)	(24.57)	1.35	(24.47)

Net income	$126.51	$91.37	$192.95	$173.78

Diluted earnings per common share:
Income from continuing operations	$108.08	$99.44	$167.23	$173.25
Gain (loss) from discontinued operations	(0.11)	(20.56)	1.13	(20.48)

Net income	$107.97	$78.88	$168.36	$152.77

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$34,370	$33,948
Receivables, net	219,466	200,607
Inventory	76,269	37,744
Prepaid expenses and other current assets	36,859	36,276
Deferred income taxes	19,681	19,681
Current assets of discontinued operations	377	523
Accrued deposits	—	(41,000)

TOTAL CURRENT ASSETS	387,022	287,779
Receivable from related party	11,871	11,540
Goodwill	45,738	54,027
Intangibles, net	30,201	19,651
Other assets	71,076	36,568
Capital construction fund	33,479	41,827
Property and equipment, net	640,325	607,319

TOTAL ASSETS	$1,219,712	$1,058,711

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$165,926	$122,186
Accrued payroll and related expenses	51,714	48,710
Insurance claims payable	26,593	22,311
Unearned revenue	10,214	15,974
Current liabilities of discontinued operations	1,040	1,225
Current portion of long-term debt	40,828	33,426

TOTAL CURRENT LIABILITIES	296,315	243,832
Deferred income taxes	124,887	110,002
Other liabilities	28,538	22,032
Minority interests in consolidated subsidiaries	135	93
Long-term debt, net of current portion	383,429	322,686

TOTAL LIABILITIES	833,304	698,645

COMMITMENTS AND CONTINGENCIES (Note 13)
Redeemable common stock, 6,816 and 5,075 shares issued and outstanding, respectively	15,103	9,450
Unearned ESOP common stock, 2,704 and 896 shares	(4,763)	(1,267)

TOTAL REDEEMABLE COMMON STOCK	10,340	8,183

STOCKHOLDERS’ EQUITY:
Preferred class A convertible stock, $100 par value, 315,000 shares issued, authorized and outstanding	31,500	31,500
Common voting stock, $.01 par value, 4,485,000 shares authorized; 83,393 and 83,738 shares issued and outstanding, respectively	1	1
Class N common non-voting stock, $.01 par value, 54,500 shares authorized; 46,138 shares outstanding	—	—
Additional paid-in capital	63,919	64,277
Retained earnings	285,704	260,063
Accumulated other comprehensive loss, net of tax benefit of $2,911 and $2,225, respectively	(5,056)	(3,958)

TOTAL STOCKHOLDERS’ EQUITY	376,068	351,883

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$1,219,712	$1,058,711

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006
(In thousands, except share amounts)

	Preferred Class A				Class N				Accumulated
	Convertible Stock		Common Stock		Common Stock		Additional		Other
		Par		Par		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Loss	Total

December 31, 2005	315,000	$31,500	83,738	$1	46,138	$—	$64,277	$260,063	$(3,958)	$351,883
Stock retired from employee benefit plans	—	—	(345)	—	—	—	(367)	(199)	—	(566)
Change in fair value of redeemable common stock	—	—	—	—	—	—	—	(2,480)	—	(2,480)
Preferred stock dividends	—	—	—	—	—	—	—	(1,181)	—	(1,181)
Adjustment for releasing ESOP shares	—	—	—	—	—	—	9	—		9
Comprehensive Income:
Net income	—	—	—	—	—	—	—	29,501	—
Other comprehensive income:
Amortization of rate lock agreement, net of $147 tax expense	—	—	—	—	—	—	—	—	262
Fair value of interest rate swap, net of $833 tax benefit	—	—	—	—	—	—	—	—	(1,360)
Total comprehensive income	—	—	—	—	—	—	—	—	—	28,403

September 30, 2006	315,000	$31,500	83,393	$1	46,138	$—	$63,919	$285,704	$(5,056)	$376,068

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(In thousands)

	2006	2005
		(Restated)

OPERATING ACTIVITIES:
Net income	$29,501	$24,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,180	47,532
Dry-docking costs capitalized	(19,041)	(8,620)
LOF contract costs recovery	(23,761)	—
Amortization of deferred gain on the sale and leaseback of vessels	(354)	(432)
Asset recoveries, net	(6,792)	(9,966)
Change in fair value of derivatives	358	—
Change in cash surrender value of life insurance	(378)	(115)
Deferred income tax provision	11,938	2,636
Changes in current assets and liabilities, net of acquisitions:
Receivables, net	(33,834)	(13,675)
Inventory, prepaid expenses and other current assets	(37,525)	(24,417)
Accounts payable and accrued liabilities	49,340	36,904
Accrued payroll and related expenses	2,988	6,736
Other	1,931	3,613

Net cash provided by operating activities — continuing operations	26,551	65,109
Net cash provided by (used in) operating activities — discontinued operations	(545)	4,890

Net cash provided by operating activities	26,006	69,999

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(5,133)	(92,368)
Property and equipment additions	(79,378)	(71,910)
Proceeds from asset dispositions	11,149	24,356
Deposits of restricted funds, net	(16,822)	(8,386)
Contingent purchase price paid, net	(241)	(216)

Net cash used in investing activities — continuing operations	(90,425)	(148,524)
Net cash provided by (used in) investing activities — discontinued operations	506	(8,994)

Net cash used in investing activities	(89,919)	(157,518)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	79,555	—
Proceeds from Revolving Credit Agreement	54,000	20,000
Repayments on Revolving Credit Agreement	(40,000)	—
Payments on long-term debt	(25,878)	(22,537)
Payment of debt issuance costs	(548)	—
Payment of preferred stock dividends	(1,575)	(1,575)
Loan to ESOP	(3,826)	(1,414)
Proceeds from issuance of common stock to ESOP	3,826	1,414
Retirement of common stock	(1,219)	(1,231)

Net cash provided by (used in) financing activities	64,335	(5,343)

Net increase (decrease) in cash and cash equivalents	422	(92,862)
Cash and cash equivalents at beginning of period	33,948	142,896

Cash and cash equivalents at end of period	$34,370	$50,034

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the financial condition, results of operations and cash flows for the interim periods have been made. Results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

As a result of the restatement, the Company’s previously reported cash flows from continuing operations provided by (used in) operating and investing activities increased or decreased for the nine months ended September 30, 2005 as follows:

Net cash provided by operating activities:
As previously reported	$79,270
Dry-docking costs capitalized for continuing operations	(8,620)
Dry-docking costs capitalized for discontinued operations	(651)

As restated	$69,999

Net cash used in investing activities:
As previously reported	$(166,789)
Dry-docking costs capitalized	9,271

As restated	$(157,518)

Reclassifications

As discussed in Note 3, the Company has reported discontinued operations and reclassified amounts related to those discontinued operations. Accordingly, the unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2005 and related notes thereto have been reclassified to conform with the current period presentation.

LOF Contract Costs Recoveries

Costs incurred on salvage contracts performed under Lloyd’s Open Form (“LOF”) are expensed as incurred. The Company recognizes contract costs recoveries as an offset of costs incurred during the month in which the Company has completed a salvage process that provides it with a valid claim and when such costs are deemed

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

probable of recovery (as defined in Statement of Financial Accountings Standards (“SFAS”) No. 5, Accounting for Contingencies). If costs are incurred in a given month and the Company does not complete a salvage process the costs are expensed. If costs incurred in a given period for a successful salvage are not deemed probable of recovery, these costs are expensed as incurred and no costs recoveries are recognized in that period. At the time when settlement or arbitration is complete, the Company will recognize the total revenue related to the contract, total costs that were recovered and associated profit related to the contract. The Company has historically recovered at least its salvage costs in all of its prior salvage operations. Cost recoveries are netted against expenses in the operating expense section of the consolidated statement of operations. At September 30, 2006, the Company has deferred $23,761 as LOF contract cost recoveries and has classified these cost recoveries as Other Assets in the accompanying unaudited condensed consolidated balance sheets.

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

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges or are not effective hedges must be adjusted to fair value through earnings and are recorded to Derivative Income (Loss), Net. If the derivative is an effective hedge, a change in the fair value of the derivative, net of income taxes is recognized in other comprehensive income/(loss) until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of an ineffective hedge are immediately recognized in earnings in Derivative Income (Loss), Net.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes, an interpretation of FASB Statement No. 109, (“Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than multi-employer plans) as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also changes the timing of when a company can measure its plan assets and benefit obligations to the date of the company’s balance sheet. The Company must recognize the funded status of its defined benefit plans as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the Company’s fiscal year end is effective as of December 31, 2008.

The Company is currently evaluating the impact of these new accounting standards on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. At this time, the Company does not expect the adoption of SAB 108 to impact its financial condition or its results of operations.

NOTE 2 — Acquisitions of Businesses

2006 Acquisitions

On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively “CDI”), a fuel distribution business in Alaska, for cash of $4,977, net of $469 cash acquired. The acquisition of CDI further expands the Company’s Alaskan fuel distribution business. The operations of CDI have been included in the Company’s Unaudited Condensed Consolidated Statements of Operations, within the Petroleum Services segment, commencing January 1, 2006. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). The Company is in the process of finalizing the allocation of the purchase price which includes evaluating the independent appraisals of the fair value of assets and intangibles acquired. The Company expects to complete its allocation of the purchase price in the first quarter of 2007. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded intangibles of $2,098 consisting of non-compete agreements, customer lists and fuel supply agreements related to this acquisition. The weighted average life of the recorded intangibles is 9.67 years.

2005 Acquisitions

On September 6, 2005, the Company acquired from Northland Fuel LLC, all of the stock of Service Oil and Gas, Inc. and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively “Northland Fuel”). Northland Fuel operates a refined products distribution business in Alaska. The acquisition of Northland Fuel complements the Company’s existing business engaged in the transportation, distribution and sale of fuel in Alaska and has been included in the Company’s consolidated statement of operations, within the Petroleum Services segment, commencing September 6, 2005. The acquisition has been accounted for in accordance with SFAS No. 141. The purchase price, including working capital adjustments, was $92,867, net of $1,581 cash acquired. The purchase price was paid with cash.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

The assets, identified intangibles and liabilities of Northland Fuel have been recorded at fair value as determined by independent appraisals that were received during the third quarter of 2006. As a result of the purchase price paid and the assignment of the fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill of $952 and identified intangibles of $15,700 consisting of a trade name and customer lists. The trade name has an indefinite life. The weighted average life of the customer lists is 22.71 years.

On October 1, 2005, the Company acquired all of the membership interest of Titan Maritime LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively “Titan”), a worldwide marine salvage and marine wreck removal business. The acquisition of Titan expands the Company’s marine salvage and marine wreck removal business domestically and into international markets. The operations of Titan have been included in the Company’s consolidated statements of operations commencing October 1, 2005 and are reported under the Marine Services segment. The purchase price of $15,858, net of $1,619 cash acquired, is comprised of $12,594 cash, a $5,000 promissory note, and working capital receivable from the sellers of $117. The promissory note is payable in five annual installments of $1,000 plus interest at the Citibank prime interest rate. The interest rate (currently 6.75%) is adjusted annually on October 1. The working capital purchased is subject to adjustment for one year based on actual revenues earned and expenses paid and will be paid as defined by the purchase agreement. Accordingly, the purchase price of Titan is subject to revision.

In accordance with the purchase agreement, the sellers shall annually earn 35% of calculated earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $1,000 and $3,000 and shall earn 20% of calculated EBITDA greater than $3,000 for five years. The earn-out is considered contingent purchase price and will be accounted for as purchase price when earned. No earn-out has been earned through September 30, 2006.

The assets, identified intangibles and liabilities of Titan have been recorded at fair value as determined by independent appraisals that were received during the second quarter of 2006. As a result of the purchase price paid and the assignment of the fair value of the assets acquired and liabilities assumed, the Company has recorded identified intangibles of $2,540 consisting of a trade name and non-compete agreement. The trade name has an indefinite life. The weighted average life of the customer lists is three years.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

The purchase price of the acquisitions described above consisted of the following:

	2006	2005
	Acquisition	Acquisitions

Assets:
Receivables	$2,013	$39,813
Inventory	137	28,074
Prepaid expenses and other current assets	38	872
Goodwill	—	952
Intangibles	2,098	18,240
Other assets	177	200
Property and equipment	2,725	58,631
Liabilities:
Accounts payable and accrued liabilities	(1,587)	(26,493)
Accrued payroll and related expenses	(16)	(1,020)
Insurance claims payable	—	(16)
Unearned revenue	—	(3,348)
Current portion of long-term debt	(468)	(963)
Deferred income taxes	—	(2,391)
Other long-term liabilities	(140)	(3,258)
Long-term debt	—	(568)

Total purchase price	$4,977	$108,725

The following unaudited pro forma results of operations for the three and nine month periods ended September 30, 2005 are presented as if the above acquisitions had been completed on January 1, 2005. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and the above acquisitions, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Revenues	$416,389	$1,028,465
Net income	$14,424	$26,557
Less preferred stock dividends	(393)	(1,181)
Less change in fair value of redeemable common stock	—	(330)

Net income for basic earnings per common share	14,031	25,046
Plus preferred stock dividends	393	1,181

Net income for diluted earnings per common share	$14,424	$26,227

Basic earnings per common share	$104.45	$185.99

Diluted earnings per common share	$89.82	$162.99

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

NOTE 3 — Discontinued Operations

The Company has disposed of vessels and certain South America operations in previous years that were accounted for as discontinued operations, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Discontinued operations for the three and nine-month periods ended September 30 are summarized as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$—	$2,098	$14	$6,819

Loss from discontinued operations before taxes	$(18)	$(5,401)	$(225)	$(5,901)
Gain on disposal	—	—	506	506
Income tax benefit (expense)	—	2,100	(100)	2,100

Net gain (loss) from discontinued operations	$(18)	$(3,301)	$181	$(3,295)

The combined assets and liabilities of discontinued operations included in the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Receivables, net	$7	$175
Prepaid expenses and other assets	370	348

Current assets of discontinued operations	$377	$523

Accounts payable and accrued liabilities	$1,040	$1,146
Insurance claims payable	—	79

Current liabilities of discontinued operations	$1,040	$1,225

NOTE 4 — Related Party Transactions

Included in trade receivables at September 30, 2006 and December 31, 2005 is a receivable balance of $231 and $191, respectively, from a retail gas station in Alaska which is owned by an employee of the Company. The Company recorded Fuel Sales related to this retail gas station in the amounts of $1,945 and $3,976 during the three and nine months ended September 30, 2006, respectively. The Company recorded Fuel Sales to this retail gas station in the amount of $376 during the period from September 6, 2005 to September 30, 2005.

NOTE 5 — Assets Contained in a Rabbi Trust

Assets contained in a rabbi trust consist of investments in various funds made by eligible individuals as part of the Company’s deferred compensation plan. These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies these assets as trading securities and accounts for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company recorded gains of $85 and $663 in Other Income for the three months ended September 30, 2006 and

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

2005, respectively. The Company recorded gains of $318 and $869 in Other Income for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 6 — Construction Reserve Fund

Under its agreement with the U.S. Department of Transportation Maritime Administration (“MARAD”), the Company is allowed to deposit to a Construction Reserve Fund (“CRF”) proceeds from qualified sales of vessels without payment of federal income taxes. CRF cash and marketable securities are restricted to provide for the replacement of vessels (constructed or purchased) within strict guidelines established by MARAD. Deposits to the CRF are considered to be a tax deferral in the year of a sale of a qualified vessel. Qualified withdrawals for investments in vessels do not give rise to a current tax liability, but reduce the depreciable bases of the vessels for income tax purposes.

At September 30, 2006, the Company’s CRF had a balance of $4,709. The Company has incurred $4,709 of qualified expenditures that can be reimbursed from its CRF upon approval from MARAD. Accordingly, the Company has classified its CRF deposits in Prepaid Expenses and Other Current Assets in the Unaudited Condensed Consolidated Balance Sheets. The Company has reduced its current tax liability and increased its deferred tax liability at September 30, 2006 for the effects of its CRF deposits.

NOTE 7 — Capital Construction Fund

Under its agreement with MARAD, the Company is allowed to deposit to the Capital Construction Fund (“CCF”) earnings and gains from qualified operations without payment of federal income taxes. CCF funds are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by MARAD. Deposits to the CCF are considered tax deductions in the year designated; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement. Qualified withdrawals for investments in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.

The Company may designate certain qualified earnings as “accrued deposits” or may designate as obligations of the CCF qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to and withdrawals from the CCF are reflected on the Unaudited Condensed Consolidated Balance Sheets either as obligations of the Company, current assets or as receivables from the CCF.

At September 30, 2006, the Company’s CCF was comprised of $16,416 of cash and cash equivalents and $17,063 of qualified receivables.

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

During May 2006, the Company entered into a loan agreement for $85,500 to finance the construction of two articulated tug/barge units (“ATBs”). The Company has drawn $42,750 against this loan agreement. The Company

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

will draw the remaining funds against this loan when the barge for the second ATB is delivered to the Company, which is expected to be November 2006. The loan is payable in quarterly installments of $1,115 with a balloon payment of $34,200 in May 2018. Interest is due quarterly at LIBOR plus a margin. The loan is collateralized by the ATBs.

During the nine months ended September 30, 2006, the Company borrowed $54,000 for working capital purposes and repaid $40,000 under its Revolving Credit Agreement.

NOTE 9 — Derivative Instruments

During the second quarter of 2006, the Company entered into interest rate swaps with notional amounts of $84,942 to convert the floating rate liability to a fixed rate liability. The purpose of the swaps is to allow the Company to reduce its market risk from changes in interest rates. On August 1, 2006, the Company designated its interest rate swaps as cash flow hedges for accounting purposes pursuant to SFAS No. 133. The related fair value adjustments from these transactions were recorded to Other Comprehensive Income. Prior to August 1, 2006, the fair value adjustments from these transactions were reported in the Unaudited Condensed Consolidated Statements of Operations as Derivative Loss, Net, as the Company had not designated its interest rate swaps as hedges pursuant to SFAS No. 133. For the three and nine months ended September 30, 2006, the Company recorded a fair value loss of $1,256 and $357, respectively, to Derivative Loss, Net. As of September 30, 2006, the Company recorded a fair value adjustment of $1,360 to Other Comprehensive Income, net of an $833 deferred tax benefit, with the offset recorded to Other Liabilities in the Unaudited Condensed Consolidated Balance Sheet.

In April 2006, the Company entered into a swap and two call options related to heating oil. The general purpose of these transactions was to manage the Company’s risks related to fluctuations in heating oil fuel prices. At September 30, 2006, the Company’s swap and call options had expired. The Company did not designate these derivatives as hedges and accordingly recorded losses of $83 and $675 during the three and nine months ended September 30, 2006, respectively, to Derivative Losses, Net.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

NOTE 10 — Earnings Per Common Share

The computations for basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations	$17,319	$15,968	$29,320	$28,208
Less preferred stock dividends	(393)	(393)	(1,181)	(1,181)
Less change in fair value of redeemable common stock	—	—	(2,480)	(330)

Income for basic earnings per common share from continuing operations	16,926	15,575	25,659	26,697
Gain (loss) from discontinued operations, net of tax	(18)	(3,301)	181	(3,295)

Net income for basic earnings per common share	$16,908	$12,274	$25,840	$23,402
Plus preferred stock dividends	393	393	1,181	1,181

Net income for diluted earnings per common share	$17,301	$12,667	$27,021	$24,583

Denominator:
Basic weighted average shares	133,657	134,337	133,922	134,663

Diluted weighted average shares	160,235	160,587	160,500	160,913

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

As shares are committed to be released, the Company records compensation expense equal to the fair value of the Company’s common stock. Because the Company’s stock is not actively traded on any exchange, its fair value is determined annually by an independent appraisal based on a non-marketable minority interest basis. The independent appraisal was finalized and obtained during the second quarter of each year. The Company recorded a fair value adjustment of $227 to the common stock held by the ESOP during the second quarter of 2006. The shares released are treated as outstanding for purposes of computing earnings per share. The Company has recognized

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

compensation expense of $232 and $339 for the three and nine months ended September 30, 2006, respectively, based upon the shares committed to be released.

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

At September 30, 2006, the ESOP held the following shares:

ESOP shares released	100
ESOP shares committed to be released	196
Unearned ESOP shares	2,704

Total shares held by ESOP	3,000

Fair value of unearned ESOP shares	$4,950

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

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

NOTE 12 — Financial Information by Segment and Geographic Area

Segment Information

The table below summarizes certain financial information for each of the Company’s segments and reconciles such information to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 and 2005. The Company does not segregate assets or expenditures for long-lived assets by reporting segment; therefore these amounts are reported under Other. Additionally, the Company does not allocate interest income, interest expense, minority interest in consolidated subsidiaries, derivative income (loss), other income, or income taxes to operating segments. Accordingly, such amounts are included in Other. This information has been reclassified for discontinued operations, as discussed in Note 3.

	Liner	Logistics	Marine	Petroleum	Segment			Consolidated
	Services	Services	Services	Services	Total	Other	Elimination	Total

Three Months Ended September 30, 2006
Operating revenues	$163,114	$13,954	$61,387	$35,524	$273,979	—	—	$273,979
Fuel sales	—	—	—	166,692	166,692	—	—	166,692
Intersegment revenues	2,652	31	12,403	—	15,086	$21,833	$(36,919)	—
Depreciation and amortization	3,287	225	2,415	5,018	10,945	6,335	—	17,280
Asset recoveries, net	(135)	(2,744)	(416)	(19)	(3,314)	—	—	(3,314)
Operating income	13,215	3,078	851	18,117	35,261	—	—	35,261
Loss from discontinued operations, net of tax	(7)	—	—	(11)	(18)	—	—	(18)
Three Months Ended September 30, 2005
Operating revenues	$157,669	$13,147	$56,796	$31,588	$259,200	—	—	$259,200
Fuel sales	—	—	—	84,622	84,622	—	—	84,622
Intersegment revenues	2,026	18	11,797	—	13,841	$27,259	$(41,100)	—
Depreciation and amortization	3,413	215	2,410	3,583	9,621	5,541	—	15,162
Asset recoveries	(729)	(7)	(921)	(15)	(1,672)	—	—	(1,672)
Operating income (loss)	8,530	(463)	12,477	8,476	29,020	—	—	29,020
Loss from discontinued operations, net of tax	(40)	(11)	—	(3,250)	(3,301)	—	—	(3,301)
Nine Months Ended September 30, 2006
Operating revenues	$492,967	$39,244	$168,415	$98,775	$799,401	—	—	$799,401
Fuel sales	—	—	—	324,263	324,263	—	—	324,263
Intersegment revenues	6,601	216	37,102	182	44,101	$76,292	$(120,393)	—
Depreciation and amortization	11,173	687	7,676	14,673	34,209	17,971	—	52,180
Asset recoveries	(231)	(2,772)	(3,715)	(74)	(6,792)	—	—	(6,792)
Operating income	33,099	1,852	5,961	22,541	63,453	—	—	63,453
Income (loss) from discontinued operations, net of tax	(79)	—	305	(45)	181	—	—	181
Nine Months Ended September 30, 2005
Operating revenues	$468,383	$35,314	$127,918	$93,180	$724,795	—	—	$724,795
Fuel sales	—	—	—	125,160	125,160	—	—	125,160
Intersegment revenues	4,781	44	34,622	—	39,447	$80,225	$(119,672)	—
Depreciation and amortization	9,583	1,367	7,398	12,282	30,630	16,902	—	47,532
Asset recoveries	(3,201)	(9)	(6,188)	(568)	(9,966)	—	—	(9,966)
Operating income (loss)	24,547	(1,535)	13,780	14,366	51,158	—	—	51,158
Income (loss) from discontinued operations, net of tax	(6)	(12)	303	(3,580)	(3,295)	—	—	(3,295)

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
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

Revenues from external customers and property and equipment, net by geographic area are summarized as follows:

	United	All Foreign	Consolidated
	States	Countries	Total

Three months ended September 30, 2006
Revenues	$394,047	$46,624	$440,671
Three months ended September 30, 2005
Revenues	$294,206	$49,616	$343,822
Nine months ended September 30, 2006
Revenues	$980,737	$142,927	$1,123,664
Property and equipment, net	$630,727	$9,598	$640,325
Nine months ended September 30, 2005
Revenues	$717,039	$132,916	$849,955
Property and equipment, net	$564,998	$3,547	$568,545

NOTE 13 — Commitments and Contingencies

General Litigation

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2006, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

Litigation Involving Directors

A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants improperly spent on certain split-dollar life insurance policies to advance a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of his family. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. The motion was briefed and heard on September 30, 2005. Before ruling on the motion to dismiss, the Court, on January 19, 2006, ordered that motion stayed pending resolution of two motions filed on December 27, 2005; one motion to amend filed by the plaintiff, and a second motion to intervene filed by a purported stockholder. These motions were briefed and a hearing on the plaintiffs’ motion to amend was held on June 9, 2006. The Court granted these motions and ordered the plaintiffs to promptly file their amended complaint. Plaintiffs filed their amended complaint on October 24, 2006. On November 7, 2006, the Company moved to dismiss the Amended Complaint in its entirety. The Company believes that no ruling on the motion will be made

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

before the end of the second quarter of 2007. The Company believes that there are legal and factual defenses to the claims and intends to defend this action vigorously. The Company believes that an adverse outcome of this case would not have a material effect on its financial condition, results of operations or cash flows.

Asbestos Litigation

The Company is currently named as a defendant with other shipowners and numerous other defendants with respect to 15,251 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Cleveland, Ohio and Detroit, Michigan. Each of these cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law.

Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases (“the Multidistrict Litigation”) were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed subject to reinstatement in the future. At present, it is not known when or how long the process will require. Thirty six of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing these cases. Although ten years have passed since the dismissal, it is not known whether a plan can be developed that will result in settlement of the cases. If not settled, upon reinstatement, the cases should be remanded to the Ohio and Michigan federal courts.

In addition, the Company is a defendant with others in 92 asbestos or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.

Substantially all of the cases described above, as with other asbestos and toxic tort cases in which the Company has been named as a party, not only involve numerous named defendants, but also generally do not allege specific monetary damages beyond the jurisdictional requirement. If specific damages are sought, they would apply in various amounts against various defendants.

In all claims that have been asserted against the Company in the Multidistrict Litigation, the plaintiffs have been unable to establish any causal relationship to the Company. In addition, in all asbestos cases not currently before a court for adjudication, the plaintiffs have been unable to demonstrate that they have suffered any injury or compensable loss that resulted from asbestos exposure or that alleged exposure was related to the Company.

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

At September 30, 2006, the Company has accrued $2,751 as its best estimate of the liability and has recorded a receivable from its insurance companies of $851 related to its reinstated asbestos litigation and other asbestos and toxic claims described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
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

A summary of the asbestos-related claims for the three and nine month periods ended September 30, 2006 and 2005 is presented below (dollars are in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Number of claims filed	10	12	52	54
Number of claims settled	3	—	4	6
Number of claims dismissed	—	1	3	5
Total settlements paid	$81	$—	$83	$93
Average settlement	$27	$—	$21	$16
Legal expenses paid	$184	$133	$546	$414
Insurance proceeds received	$6,372	$13	$6,377	$74

In addition to the asbestos-related claims in the summary above, in 2004 the Company settled for approximately $6,325 certain asbestos-related claims that involved seamen employed by the Company for over 30 years. In August 2006, the Company entered into a settlement agreement with two insurance companies for recovery of amounts paid by the Company for these asbestos-related claims. This settlement in the amount of $6,323 was recognized as a reduction of Operating Expenses during the third quarter of 2006.

Other Commitments

The Company has entered into contracts for the construction of 9 ATBs and 2 heavy lift deck barges at an aggregate cost of approximately $496,795 (including the cost of owner-furnished equipment). The vessels are currently under construction and are expected to be delivered over the next four years. Approximately $88,372 has been spent pursuant to these construction agreements as of September 30, 2006. The Company has time chartered 5 of the ATBs that are currently under construction. Upon delivery, these ATBs will be time chartered for periods ranging from two to seven years.

During the nine months ended September 30, 2006, the Company entered into or amended lease agreements for equipment and vessels which increased its lease commitments $123,105 through 2013.

NOTE 14 — Additional Cash Flow Information

At September 30, 2006 and 2005, the Company had $3,384 and 9,603 accrued for the purchase of property and equipment, respectively.

During the nine months ended September 30, 2006 and 2005, the Company recorded a fair value adjustment to its Redeemable Common Stock of $2,480 and $330, respectively.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share amounts)

NOTE 15 — Changes in Accumulated Other Comprehensive Income (Loss)

The following are the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Amortization of rate lock agreement	$87	$90	$262	$306
Fair value of interest rate swap	(1,360)	—	(1,360)	—

	$(1,273)	$90	$(1,098)	$306

NOTE 16 — Subsequent Events

On October 1, 2006, the Company acquired certain assets of Fast Fuel LLC, a fuel distribution business in western Alaska, for a purchase price of $1,536 consisting of forgiveness of accounts receivable from Fast Fuel of $1,142 and cash of $394. The purchase of Fast Fuel LLC complements the Company’s fuel distribution operations in western Alaska. The operations of Fast Fuel LLC will be included in the Company’s Consolidated Statement of Operations commencing October 1, 2006 and will be reported under the Petroleum Services segment. The Company expects to complete the process of allocating the purchase price during the fourth quarter of 2006.

In October 2006, the Company borrowed an additional $10,000 under its Revolving Credit Agreement for working capital purposes. In November 2006, $10,000 was repaid.

In October 2006, the Company entered into a contract to purchase a barge for $4,166 (including the cost of owner-furnished equipment). The Company intends to deploy the barge in Alaska in its Petroleum Services segment during the first quarter of 2007. Additionally, the Company entered into a contract to purchase a heavy capacity deck barge for $9,500 for use in the Gulf of Mexico in its Marine Services segment.

In November 2006, an arbitrator appointed to fix the Company’s remuneration pursuant to an LOF awarded the Company a Final Interim Award (Payment on Account) of $20,000 plus interest at the rate of 8% per annum from March 2006 when the LOF was successfully completed. The Company has provided a guaranty to repay a portion of the Payment on Account that is greater than the Final Award of Salvage, if any. The Company expects to receive substantially all of the Payment on Account in the fourth quarter of 2006 and the total amount by the end of the first quarter of 2007. The Company expects the arbitrator will make a Final Award during the third or fourth quarter of 2007. The Company expects that the total award will exceed the deferred costs of $22,266 on this contract.

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

Executive Summary

Acquisitions and Dispositions

On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively “CDI”), a fuel distribution business in Alaska, for cash of $5.0 million, net of $.5 million cash acquired. The acquisition of CDI further expands the Company’s Alaskan fuel distribution business. The operations of CDI have been included in the Company’s Unaudited Condensed Consolidated Statement of Operations, within the Petroleum Services segment, commencing January 1, 2006. The Company is in the process of finalizing the allocation of the purchase price which includes evaluating the independent appraisals of the fair value of assets and intangibles acquired. The Company expects to complete its allocation of the purchase price in the first quarter of 2007.

On September 1, 2006, the Company entered into a contract for the construction of four articulated tug/barge units (“ATBs”) at a contract price of $47.1 million each. Including the cost of owner-furnished equipment, the aggregate cost of constructing the four vessels is expected to be approximately $236.4 million.

We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we: (1) purchased CDI in January 2006; (2) purchased from Northland Fuel LLC all of the stock of Service Oil and Gas, Inc and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively “Northland Fuel”), a refined products distribution business in Alaska, in September 2005; (3) purchased the membership interest of Titan Maritime LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively “Titan”), a worldwide marine salvage and marine wreck removal business, in October 2005; (4) entered into a construction contract in February 2006 for two heavy lift deck barges; and (5) entered into construction contracts during 2005 and 2004 for six other ATBs, of which one has been delivered.

On October 1, 2006, the Company acquired certain assets of Fast Fuel LLC, a fuel distribution business in western Alaska, for a purchase price of approximately $1.5 million. The purchase of Fast Fuel LLC complements the Company’s fuel distribution operations in western Alaska. The operations of Fast Fuel LLC will be included in the Company’s Consolidated Statement of Operations commencing October 1, 2006 and will be reported under the Petroleum Services segment.

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

Dry-docking

Under U.S. Coast Guard Rules administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry-docking, to maintain the required operating certificates. These dry-dockings generally occur every two and a half years, or twice every five years. Because dry-dockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled dry-dockings for major owned vessels are deferred and amortized on the straight-line basis until the next regularly scheduled dry-docking period.

The Company capitalizes dry-docking costs for major owned vessels (Tank Ships, 580’ Barges, 730’ Barges, Integrated Tug/Barge units and ATBs). Vessel dry-docking costs for other owned vessels (Offshore Tugs, Tractor Tugs, River Tugs, 1,000-5,999 DWT Barges, 6,000-20,000 DWT Barges and miscellaneous barges) are not individually significant and are expensed as incurred as repair and maintenance expense. The types of material costs that are incurred for dry-dockings include, but are not limited to, compliance with regulatory and vessel classification inspection requirements, blasting and coating of steel and steel replacement. Mobilization costs to and from the dry docking location are expensed as incurred. During a vessel dry-docking, the Company will occasionally replace vessel machinery or equipment and perform procedures that materially enhance capabilities or extend the useful life of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful life of the vessel.

Goodwill and Intangibles

Goodwill represents the costs of acquired companies in excess of the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment; the assessment primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

Identifiable intangible assets (either through acquisition or debt issuance) are amortized over their estimated useful lives. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When an indication of impairment is present, the Company estimates the future net cash flows expected to result from the use of the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

LOF Contract Cost Recoveries

Marine Services enters into certain marine salvage contracts on Lloyd’s Standard Form of Salvage Agreement or “Lloyd’s Open Form” (“LOF”). The LOF is administered by the Lloyd’s Salvage Arbitration Branch (“Lloyd’s”). These contracts are governed by the International Convention on Salvage, IMO 1989 (the “Convention”). The Convention was established in 1989 in part to “ensure that adequate incentives are available to persons who undertake salvage operations in respect of vessels and other property in danger.” As governed by the articles of the Convention, LOF contracts provide for two different types of remuneration: (a) Article 13 awards, which are traditional compensation based on the value of the salved property and other factors weighted by Lloyd’s salvage arbitrators; and (b) Article 14 awards which are special compensation based on the salvor’s costs of operations to minimize or eliminate the risk of environmental harm in the event that the salvor has failed to earn an award under Article 13.

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

The Company recognizes contract costs recoveries as an offset of costs incurred during the period in which the Company has completed a salvage process that provides it with a valid claim and when such costs are deemed probable of recovery (as defined in SFAS No. 5, Accounting for Contingencies). If costs are incurred in a given month and the Company does not complete a salvage process the costs are expensed. If costs incurred in a given month for a successful salvage are not deemed probable of recovery, these costs are expensed as incurred and no costs recoveries are recognized in that period. At the time when settlement or arbitration is complete, the Company will recognize the total revenue related to the contract, total costs that were recovered and associated profit related to the contract. The Company has historically recovered at least its salvage costs in all of its prior salvage operations. Cost recoveries are netted against expenses in the operating expense section of the consolidated statement of operations.

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

Results of Operations

Comparison of Consolidated Results of Operations for the Three Months Ended September 30, 2006 and 2005

The following table sets forth the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2006	2005

Revenues:
Operating revenues	$273,979	$259,200
Fuel sales	166,692	84,622

	440,671	343,822

Expenses:
Operating	225,069	212,862
Cost of fuel sold	157,534	78,581
General and administrative	8,841	9,869
Depreciation and amortization	17,280	15,162
Asset recoveries, net	(3,314)	(1,672)

	405,410	314,802

Operating income	35,261	29,020
Other income (expense):
Interest income	480	992
Interest expense	(5,822)	(4,685)
Minority interest in consolidated subsidiaries	(20)	(21)
Derivative losses, net	(1,339)	—
Other income, net	159	762

	(6,542)	(2,952)

Income from continuing operations before income taxes	28,719	26,068
Income tax expense	(11,400)	(10,100)

Income from continuing operations	17,319	15,968
Discontinued operations:
Gain from operations, including gain/loss on disposal, net of tax expense	(18)	(3,301)

Net income	17,301	12,667
Preferred stock dividends	(393)	(393)

Net income attributable to common stockholders	$16,908	$12,274

Basic earnings per common share	$126.51	$91.37
Diluted earnings per common share	$107.97	$78.88

Consolidated operating revenues for the third quarter of 2006 increased $14.8 million, or 5.7%, to $274.0 million compared with $259.2 million for the third quarter of 2005. This increase was primarily the result of the following events or circumstances:

•	$5.4 million generated in our Liner Services segment as a result of an increase in rates which was partially offset by a decrease in container and noncontainer volumes;

•	$3.9 million generated in our Petroleum Services segment primarily from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively;

•	$4.6 million generated in our Marine Services segment from our marine salvage operations, primarily resulting from our acquisition of Titan in October 2005;

•	$3.4 million generated in our Marine Services segment by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska; and

•	$3.0 million generated in our Marine Services segment from our ship assist, tanker escort, docking and related services provided on the U.S. West Coast and in Alaska as a result of increased tug volumes and rates.

These increases in operating revenues were partially offset by a $7.7 million decrease in our Marine Services segment from a decline in project work in Far East Russia.

Consolidated fuel sales for the third quarter of 2006 increased $82.1 million to $166.7 million compared with $84.6 million for the third quarter of 2005 due to an increase in volumes and prices of fuel sold directly by our Petroleum Service segment. The Company’s fuel volume sold increased to 58.9 million gallons during the third quarter of 2006 from 35.1 million gallons during the third quarter of 2005, primarily due to the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Consolidated operating expenses increased $12.2 million, or 5.7%, for the third quarter of 2006 to $225.1 million compared with $212.9 million for the third quarter of 2005. Vessel-related costs, non-vessel-related costs and direct administrative expenses increased by $4.6 million, $4.4 million and $3.2 million, respectively, for the third quarter of 2006 as compared with the third quarter of 2005. The increase in vessel-related costs was mostly attributable to an increase in fuel and vessel repair and maintenance costs, which was partially offset by an increase in internal transportation costs charged (at cost) to inventory and cost of fuel sold. The increase in non-vessel-related costs was mostly attributable to increases in labor, subcontracting and purchased transportation costs and was partially offset by an insurance recovery of $6.3 million the Company received during the third quarter of 2006 The insurance recovery was received from two insurance companies for certain asbestos-related claims paid by the Company during 2004. Direct administrative expenses increased due to our acquisitions of Northland Fuel, CDI and Titan. There was also $1.7 million of cost recovery related to services performed under a LOF contract netted against operating expenses during the third quarter of 2006. The Company completed one LOF contract during the third quarter of 2006 and considers the recoverability of the related costs to be probable. There has been no revenue recognized on this LOF contract.

Consolidated cost of fuel sold for the third quarter of 2006 increased $78.9 million to $157.5 million compared with $78.6 million for the third quarter of 2005 as the result of higher volumes and costs of fuel purchased by the Company for resale. The increase in volume was primarily due to the above-referenced acquisitions of Northland Fuel and CDI.

Consolidated general and administrative expenses decreased $1.1 million, or 11.1%, for the third quarter of 2006 to $8.8 million compared with $9.9 million for the third quarter of 2005. This decrease was primarily attributable to a decrease in payroll-related costs.

Consolidated depreciation and amortization expense increased $2.1 million, or 13.8%, to $17.3 million for the third quarter of 2006 compared with $15.2 million for the third quarter of 2005. This increase was the primarily result of an increase in depreciation in the amount of $2.7 million due to assets placed in service during 2005 and 2006, including Northland Fuel, Titan and CDI. Also associated with the Northland Fuel, Titan and CDI acquisitions was an increase of $.6 million for the amortization of certain identified intangible assets. These increases were partially offset by a decrease in dry-dock amortization in the amount of $1.2 million.

Consolidated asset recoveries, net for the third quarter of 2006 increased $1.6 million, or 94.1%, to $3.3 million compared with $1.7 million for the third quarter of 2005. The gains during the third quarter of 2006 resulted from the sale of land, facilities and certain equipment. The gains during the third quarter of 2005 resulted from the sale of one vessel and other equipment. The 2005 third quarter gains were partially offset by a $1.1 million loss from the involuntary conversion of certain equipment destroyed by Hurricane Katrina.

Consolidated operating income for the third quarter of 2006 increased $6.3 million to $35.3 million compared with $29.0 million for the third quarter of 2005.

Interest expense increased $1.1 million, or 23.4%, to $5.8 million for the third quarter of 2006 compared with $4.7 million for the third quarter of 2005. A $1.3 million increase in interest expense incurred for certain container and vessel financings was offset by $.3 million in higher capitalized interest during the third quarter of 2006 compared with the third quarter of 2005.

Derivative losses, net were $1.3 million due to the effect of a $1.2 million fair value loss adjustment on the Company’s interest rate swaps and a $.1 million loss on certain heating oil swaps and options entered into by the Company during the second quarter of 2006. The Company did not have any derivative contracts prior to the second quarter of 2006. For additional information, refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements.”

Other income, net decreased $.6 million, or 75.0%, to $.2 million for the third quarter of 2006 compared with other income, net of $.8 million for the third quarter of 2005 as a result of a lower gain recorded in 2006 for the fair value of investments held in the Company’s deferred compensation plan.

Income tax expense increased $1.3 million to $11.4 million for the third quarter of 2006 compared with $10.1 million for the third quarter of 2005. The effective tax rates for the third quarters of 2006 and 2005 were 39.7% and 38.7%, respectively.

Net income attributable to common stockholders for the third quarter of 2006 increased $4.6 million to $16.9 million ($126.51 basic earnings per common share and $107.97 diluted earnings per common share) compared with $12.3 million ($91.37 basic earnings per common share and $78.88 diluted earnings per common share) for the third quarter of 2005.

Comparison of Segment Results of Operations for the Three Months Ended September 30, 2006 and 2005

The following table sets forth revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the three months ended September 30, 2006 and 2005. The Company evaluates the performance of its reportable segments based upon the operating income of the segment, excluding other income and expenses (which includes interest income, interest expense, minority interest in consolidated subsidiaries, derivative income (loss) and other income) and income taxes.

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

SEGMENT REVENUES AND OPERATING INCOME
(In thousands)

	Three Months Ended
	September 30,
	2006	2005

Revenues
Liner Services	$163,114	$157,669
Logistics Services	13,954	13,147
Marine Services	61,387	56,796
Petroleum Services	202,216	116,210

Total revenues	$440,671	$343,822

Operating income (loss):
Liner Services	$13,215	$8,530
Logistics Services	3,078	(463)
Marine Services	851	12,477
Petroleum Services	18,117	8,476

Total operating income	$35,261	$29,020

Liner Services

Operating revenues from our Liner Services segment for the third quarter of 2006 increased $5.4 million, or 3.4%, to $163.1 million compared with $157.7 million for the third quarter of 2005. The increase was primarily attributable to a 12.1% increase in average revenue per twenty-foot equivalent, consisting of rate increases for services and fuel surcharges. This increase was partially offset by a decrease of 7.7% in container and noncontainer volume, primarily due to a downturn in the Puerto Rico market.

Operating expenses for our Liner Services segment for the third quarter of 2006 increased $1.6 million, or 1.1%, to $144.1 million compared with $142.5 million for the third quarter of 2005. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, increased $.8 million during the third quarter of 2006 compared with the third quarter of 2005 primarily as a result of higher fuel costs. Non-vessel expenses, which consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, rent and equipment repairs and maintenance, increased $3.8 million during the third quarter of 2006 compared with the third quarter of 2005 primarily due to higher purchased transportation costs resulting from higher fuel costs. Direct administrative expenses decreased $3.0 million during the third quarter of 2006 compared with the third quarter of 2005 as the result of a decrease in allocated insurance charges due to the Company’s receipt of an insurance recovery of $6.3 million during the third quarter of 2006.

Depreciation and amortization for our Liner Services segment for the third quarter of 2006 decreased $.1 million, or 2.9%, to $3.3 million compared with $3.4 million for the third quarter of 2005. Dry-dock amortization decreased by $.8 million, which was partially offset by a $.7 million increase in depreciation as a result of new assets placed in service during 2005 and 2006.

Asset recoveries, net for our Liner Services segment for the third quarter of 2006 decreased $.6 million, or 85.7%, to $.1 million compared with $.7 million for the third quarter of 2005. The gains from the third quarter of 2005 resulted from disposals of equipment which was partially offset by a loss on the involuntary conversion of certain equipment destroyed by Hurricane Katrina.

The operating income from our Liner Services segment for the third quarter of 2006 increased $4.7 million to $13.2 million compared with $8.5 million for the third quarter of 2005.

Logistics Services

Operating revenues from our Logistics Services segment for the third quarter of 2006 increased $.9 million, or 6.9%, to $14.0 million compared with $13.1 million for the third quarter of 2005. The increase was primarily attributable to increased demand for ocean freight forwarding operations in the United States and increases in fuel surcharges.

Operating expenses for our Logistics Services segment for the third quarter of 2006 increased $.1 million, or .8%, to $12.9 million compared with $12.8 million for the third quarter of 2005. Non-vessel expenses, which consist primarily of costs for purchased transportation, labor and facilities, increased $.2 million during the third quarter of 2006 compared with the third quarter of 2005 primarily due to higher purchased transportation costs resulting from increased demand for ocean freight forwarding operations in the United States and increases in fuel surcharges. Direct administrative expenses decreased $.1 million during the third quarter of 2006 compared with the third quarter of 2005.

Asset recoveries, net for our Logistics Services segment increased to $2.7 million for the third quarter of 2006 resulting from the sale of certain land and facilities.

The operating income from our Logistics Services segment for the third quarter of 2006 increased $3.6 million to operating income of $3.1 million compared with an operating loss of $.5 million for the third quarter of 2005.

Marine Services

Operating revenues from our Marine Services segment for the third quarter of 2006 increased $4.6 million, or 8.1%, to $61.4 million compared with $56.8 million for the third quarter of 2005. The increase in revenue is attributed to: (a) $4.6 million generated from our marine salvage operations, primarily resulting from our acquisition of Titan in October 2005; (b) $3.4 million generated by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska; (c) $3.0 million from our ship assist, tanker escort, docking and related services provided on the U.S. West Coast and in Alaska as a result of increased tug volumes and rates, a portion of which was attributable to a fuel surcharge to cover rising fuel prices; and (d) $1.0 million generated by our ship management operations due to higher rates and increased levels of activity. These increases were partially offset by a $7.7 million decrease in revenues from a decline in project work in Far East Russia. Overall vessel utilization decreased to 70% during the third quarter of 2006 compared with 71% during the third quarter of 2005.

Operating expenses for our Marine Services segment for the third quarter of 2006 increased $16.5 million, or 31.4%, to $69.0 million compared with $52.5 million for the third quarter of 2005. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, increased $10.9 million during the third quarter of 2006 compared with the third quarter of 2005 as a result of increased vessel repairs and maintenance, higher utilization of our tugs and higher fuel costs. Non-vessel expenses, which consist primarily of costs for labor, operating materials, equipment rentals, subcontracting, purchased transportation, and port charges and related costs, increased $3.2 million during the third quarter of 2006 compared with the third quarter of 2005 primarily due to our acquisition of Titan and higher subcontracting costs due to increased vessel activity. Direct administrative expenses increased $2.4 million during the third quarter of 2006 compared with the third quarter of 2005 due to the acquisition of Titan and increased payroll costs. There was $1.7 million of cost recovery related to services performed under a LOF contract netted against operating expenses during the third quarter of 2006. The Company completed one LOF contract during third quarter of 2006 and considers the recoverability of the related costs to be probable. There has been no revenue recognized on this LOF contract.

Asset recoveries, net for our Marine Services segment for the third quarter of 2006 decreased $.5 million, or 55.6%, to $.4 million compared with $.9 million for the third quarter of 2005. The gains from the third quarter of 2006 resulted from the sale of certain equipment while the gains from the third quarter of 2005 resulted from the sale of one vessel.

The operating income from our Marine Services segment for the third quarter of 2006 decreased $11.6 million to $.9 million compared with $12.5 for the third quarter of 2005.

Petroleum Services

Operating revenues from our Petroleum Services segment for the third quarter of 2006 increased $3.9 million, or 12.3%, to $35.5 million compared with $31.6 million for the third quarter of 2005. The increase in revenue is attributed to the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Fuel sales from our Petroleum Services segment for the third quarter of 2006 increased $82.1 million to $166.7 million compared with $84.6 million for the third quarter of 2005 due to an increase in volumes and prices of fuel sold. The Company’s fuel volume sold increased to 58.9 million gallons during the third quarter of 2006 from 35.1 million gallons during the third quarter of 2005 primarily due to the Northland Fuel and CDI acquisitions.

Operating expenses for our Petroleum Services segment for the third quarter of 2006 decreased $4.2 million, or 17.3%, to $20.1 million compared with $24.3 million for the third quarter of 2005. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, decreased $7.1 million during the third quarter of 2006 as compared with the third quarter of 2005 primarily as a result of: (a) an increase in internal transportation costs charged (at cost) to inventory and cost of fuel sold; and (b) certain vessels that were out of service due to dry-docking. Non-vessel expenses, which consist primarily of costs for labor, facilities, purchased transportation and port charges and related costs, increased $4.7 million during the third quarter of 2006 as compared with the third quarter of 2005 mostly due to higher labor costs as a result of our acquisition of Northland Fuel and CDI. Direct administrative expenses decreased $1.8 million during the third quarter of 2006 as compared with the third quarter of 2005 as the result of a decrease in allocated insurance charges due to the Company’s receipt of an insurance recovery of $6.3 million during the third quarter of 2006. This decrease was partially offset by an increase in direct administrative expenses as a result of the acquisitions of Northland Fuel and CDI.

Cost of fuel sold for the Petroleum Services segment for the third quarter of 2006 increased $78.9 million to $157.5 million compared with $78.6 million for the third quarter of 2005 as the result of higher volumes and costs of fuel purchased by the Company for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI.

Depreciation and amortization for our Petroleum Services segment for the third quarter of 2006 increased $1.4 million, or 38.9%, to $5.0 million compared with $3.6 million for the third quarter of 2005. The increase was primarily attributable to a $1.3 million increase in depreciation that was largely a result of depreciation recorded on assets acquired as a result of the Northland Fuel and CDI acquisitions. Also associated with the Northland Fuel and CDI acquisitions was an increase of $.4 million for the amortization of certain identified intangible assets. These increases were partially offset by a $.3 million decrease in dry-dock amortization for vessels.

The operating income from our Petroleum Services segment for the third quarter of 2006 increased $9.6 million to $18.1 million compared with $8.5 million for the third quarter of 2005.

Comparison of Consolidated Results of Operations for the Nine Months Ended September 30, 2006 and 2005

The following table sets forth the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 and 2005:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2006	2005

Revenues:
Operating revenues	$799,401	$724,795
Fuel sales	324,263	125,160

	1,123,664	849,955

Expenses:
Operating	690,492	620,008
Cost of fuel sold	297,188	111,731
General and administrative	27,143	29,492
Depreciation and amortization	52,180	47,532
Asset recoveries, net	(6,792)	(9,966)

	1,060,211	798,797

Operating income	63,453	51,158
Other income (expense):
Interest income	1,581	2,883
Interest expense	(16,058)	(14,692)
Minority interest in consolidated subsidiaries	(43)	(56)
Derivative losses, net	(1,032)	—
Other income, net	519	1,115

	(15,033)	(10,750)

Income from continuing operations before income taxes	48,420	40,408
Income tax expense	(19,100)	(12,200)

Income from continuing operations	29,320	28,208
Discontinued operations:
Gain (loss) from operations, including gain/loss on disposal, net of tax expense	181	(3,295)

Net income	29,501	24,913
Preferred stock dividends	(1,181)	(1,181)
Change in fair value of redeemable common stock	(2,480)	(330)

Net income attributable to common stockholders	$25,840	$23,402

Basic earnings per common share	$192.95	$173.78
Diluted earnings per common share	$168.36	$152.77

Consolidated operating revenues for the nine months ended September 30, 2006 increased $74.6 million, or 10.3%, to $799.4 million compared with $724.8 million for the nine months ended September 30, 2005. This increase was primarily the result of the following events or circumstances:

•	$24.6 million generated in our Liner Services segment as a result of an increase in rates which was partially offset by a decrease in container and noncontainer volumes;

•	$14.8 million generated in our Marine Services segment by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska;

•	$14.5 million generated in our Marine Services segment from our marine salvage operations, primarily resulting from our acquisition of Titan in October 2005;

•	$10.1 million generated in our Petroleum Services segment primarily from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively;

•	$6.6 million generated in our Marine Services segment from our ship management operations due to higher rates and increased levels of activity;

•	$6.4 million generated in our Marine Services segment from our ship assist, tanker escort, docking and related services provided on the U.S. West Coast and in Alaska as a result of increased tug volumes and rates;

•	$5.9 million generated in our Marine Services segment from increased activity in our Northern Alaskan land operations; and

•	$3.9 million generated in our Logistics Services segment primarily due to higher fuel surcharge rates and increased demand for trucking, warehousing and ocean freight forwarding operations in the United States.

These increases in operating revenues were partially offset by a $7.2 million decrease in our Marine Services segment from a decline in project work in Far East Russia.

Consolidated fuel sales for the nine months ended September 30, 2006 increased $199.1 million to $324.3 million compared with $125.2 million for the nine months ended September 30, 2005 due to an increase in volumes and prices of fuel sold directly by our Petroleum Service segment. The Company’s fuel volume sold increased to 117.1 million gallons during the nine months ended September 30, 2006 from 53.1 million gallons during the nine months ended September 30, 2005, primarily due to the operations of Northland Fuel and CDI.

Consolidated operating expenses increased $70.5 million, or 11.4%, for the nine months ended September 30, 2006 to $690.5 million compared with $620.0 million for the nine months ended September 30, 2005. Vessel-related costs, non-vessel-related costs and direct administrative expenses increased by $29.1 million, $28.9 million and $12.3 million, respectively, for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. The increase in vessel-related costs was mostly attributable to an increase in fuel, vessel repair and maintenance and crew costs, which was partially offset by an increase in internal transportation costs charged (at cost) to inventory and cost of fuel sold. The increase in non-vessel-related costs was mostly attributable to increases in labor, purchased transportation and subcontracting costs and was partially offset by an insurance recovery of $6.3 million the Company received during the third quarter of 2006. The insurance recovery was received from two insurance companies for certain asbestos-related claims paid by the Company during 2004. The increase in direct administrative expenses was due to our acquisitions of Northland Fuel, CDI and Titan. There was also $23.8 million of cost recovery related to services performed under three LOF contracts netted against operating expenses during the nine months ended September 30, 2006. The Company completed one LOF contract during each of the first, second and third quarters of 2006 and considers the recoverability of the related costs to be probable. There was no revenue recognized on these LOF contracts during the nine month period. An award with respect to the LOF contract completed in the first quarter of 2006 has been subsequently made. See “Liquidity” section below.

Consolidated cost of fuel sold for the nine months ended September 30, 2006 increased $185.5 million to $297.2 million compared with $111.7 million for the nine months ended September 30, 2005 as the result of higher volumes and costs of fuel purchased by the Company for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Consolidated general and administrative expenses decreased $2.4 million, or 8.1%, for the nine months ended September 30, 2006 to $27.1 million compared with $29.5 million for the nine months ended September 30, 2005. This decrease was primarily attributable to a decrease in payroll-related costs.

Consolidated depreciation and amortization expense increased $4.7 million, or 9.9%, to $52.2 million for the nine months ended September 30, 2006 compared with $47.5 million for the nine months ended September 30,

2005. This increase was the result of an increase in depreciation in the amount of $8.7 million due to assets placed in service during 2005 and 2006, including Northland Fuel, Titan and CDI. Also associated with the Northland Fuel, Titan and CDI acquisitions was an increase of $1.1 million for the amortization of certain identified intangible assets. These increases were partially offset by a decrease in amortization of: (1) $4.4 million for dry-dock amortization; and (2) $.6 million for an impairment loss recorded during the second quarter of 2005 on certain non-compete agreements.

Consolidated asset recoveries, net for the nine months ended September 30, 2006 decreased $3.2 million, or 32.0%, to $6.8 million compared with $10.0 million for the nine months ended September 30, 2005. The gains from the nine months ended September 30, 2006 resulted from the sale of land, facilities, six vessels and other equipment. The gains from the nine months ended September 30, 2005 resulted from the sale of ten vessels and other equipment, which was partially offset by a $1.1 million loss on the involuntary conversion of certain equipment destroyed by Hurricane Katrina.

Consolidated operating income for the nine months ended September 30, 2006 increased $12.3 million to $63.5 million compared with $51.2 million for the nine months ended September 30, 2005.

Due to a decrease in the average cash and cash equivalents balances, interest income decreased $1.3 million, or 44.8%, to $1.6 million for the nine months ended September 30, 2006 compared with $2.9 million for the nine months ended September 30, 2005. This decrease was partially offset by an increase in interest rates.

Interest expense increased $1.4 million, or 9.5%, to $16.1 million for the nine months ended September 30, 2006 compared with $14.7 million for the nine months ended September 30, 2005. A $2.8 million increase in interest expense incurred for certain container and vessel financings was offset by $1.6 million in higher capitalized interest during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

Derivative losses, net were $1.0 million due to the effects of a $.3 million fair value loss adjustment on the Company’s interest rate swaps and a $.7 million loss on certain heating oil swaps and options entered into by the Company during the second quarter of 2006. The Company did not have any derivative contracts prior to the second quarter of 2006. For additional information, refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements.”

Other income, net decreased $.6 million, or 54.5%, to $.5 million for the nine months ended September 30, 2006 compared with other income, net of $1.1 million for the nine months ended September 30, 2005 as a result of a lower gain recorded in 2006 for the fair value of investments held in the Company’s deferred compensation plan.

Income tax expense increased $6.9 million to $19.1 million for the nine months ended September 30, 2006 compared with $12.2 million for the nine months ended September 30, 2005. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 39.4% and 30.2%, respectively. The effective tax rate for the nine months ended September 30, 2005 was primarily due to the reversal of $3.4 million of tax reserves, which the Company considered probable that it will recognize as a deduction in its consolidated tax return. The effective tax rate for the third quarter of 2005 would have been 38.6% if the reversal of the tax reserves was excluded.

The change in fair value of redeemable common stock increased $2.2 million to $2.5 million for the nine months ended September 30, 2006 compared with $.3 million for the nine months ended September 30, 2005. During the second quarter of 2006, the Company recorded fair value adjustments totaling $2.5 million upon receiving its valuations of voting common stock held by its Employee Stock Ownership Plan (“ESOP”) and Stock Savings Plan (“SSP). During the second quarter of 2005, the Company recorded a fair value adjustment of $.3 million on its SSP stock. The ESOP was not implemented until the second quarter of 2005, therefore no fair value adjustment was needed.

As a result, net income attributable to common stockholders for the nine months ended September 30, 2006 increased $2.4 million to $25.8 million ($192.95 basic earnings per common share and $168.36 diluted earnings per common share) compared with $23.4 million ($173.78 basic earnings per common share and $152.77 diluted earnings per common share) for the nine months ended September 30, 2005.

Comparison of Segment Results of Operations for the Nine Months ended September 30, 2006 and 2005

The following table sets forth revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the nine months ended September 30, 2006 and 2005.

SEGMENT REVENUES AND OPERATING INCOME
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005

Revenues
Liner Services	$492,967	$468,383
Logistics Services	39,244	35,314
Marine Services	168,415	127,918
Petroleum Services	423,038	218,340

Total revenues	$1,123,664	$849,955

Operating income (loss):
Liner Services	$33,099	$24,547
Logistics Services	1,852	(1,535)
Marine Services	5,961	13,780
Petroleum Services	22,541	14,366

Total operating income	$63,453	$51,158

Liner Services

Operating revenues from our Liner Services segment for the nine months ended September 30, 2006 increased $24.6 million, or 5.3%, to $493.0 million compared with $468.4 million for the nine months ended September 30, 2005. The increase was primarily attributable to an 11.5% increase in average revenue per twenty-foot equivalent, consisting of rate increases for services and fuel surcharges. This increase was partially offset by a decrease of 5.6% in container and noncontainer volume, primarily due to a downturn in the Puerto Rico market.

Operating expenses for our Liner Services segment for the nine months ended September 30, 2006 increased $15.2 million, or 3.6%, to $439.5 million compared with $424.3 million for the nine months ended September 30, 2005. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, increased $9.9 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 primarily as a result of higher fuel costs. Non-vessel expenses, which consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, rent and equipment repairs and maintenance, increased $7.0 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 primarily due to higher purchased transportation costs resulting from higher fuel costs. Direct administrative expenses decreased $1.8 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 as the result of a decrease in allocated insurance charges due to the Company’s receipt of an insurance recovery of $6.3 million during the third quarter of 2006.

Depreciation and amortization for our Liner Services segment for the nine months ended September 30, 2006 increased $1.6 million, or 16.7%, to $11.2 million compared with $9.6 million for the nine months ended September 30, 2005. Depreciation increased by $2.9 million as a result of new assets placed in service during 2005 and 2006, which was partially offset by a decrease in dry-dock amortization of $1.3 million.

Asset recoveries, net for our Liner Services segment for the nine months ended September 30, 2006 decreased $3.0 million, or 93.8%, to $.2 million compared with $3.2 million for the nine months ended September 30, 2005. The gains for the nine months ended September 30, 2006 resulted from disposals of equipment. The gains for the nine months ended September 30, 2005 resulted from disposals of equipment which was partially offset by a loss on the involuntary conversion of certain equipment destroyed by Hurricane Katrina.

The operating income from our Liner Services segment for the nine months ended September 30, 2006 increased $8.6 million to $33.1 million compared with $24.5 million for the nine months ended September 30, 2005.

Logistics Services

Operating revenues from our Logistics Services segment for the nine months ended September 30, 2006 increased $3.9 million, or 11.0%, to $39.2 million compared with $35.3 million for the nine months ended September 30, 2005. The increase was primarily attributable to increased demand for trucking, warehousing and ocean freight forwarding operations in the United States and increases in fuel surcharges.

Operating expenses for our Logistics Services segment for the nine months ended September 30, 2006 increased $4.3 million, or 12.7%, to $38.1 million compared with $33.8 million for the nine months ended September 30, 2005. Non-vessel expenses, which consist primarily of costs for purchased transportation, labor and facilities, increased $4.0 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 primarily due to higher purchased transportation costs resulting from increased demand for trucking, warehousing and ocean freight forwarding operations in the United States and increases in fuel surcharges. Direct administrative expenses increased $.3 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

Depreciation and amortization for our Logistics Services segment for the nine months ended September 30, 2006 decreased $.7 million, or 50.0%, to $.7 million compared with $1.4 million for the nine months ended September 30, 2005. Depreciation decreased as a result of an impairment loss of $.6 million recorded during the second quarter of 2005 on its non-compete agreements.

Asset recoveries, net for our Logistics Services segment increased to $2.8 million for the nine months ended September 30, 2006, resulting from the sale of certain land and facilities.

The operating income from our Logistics Services segment for the nine months ended September 30, 2006 increased $3.4 million to operating income of $1.9 million compared with an operating loss of $1.5 million for the nine months ended September 30, 2005.

Marine Services

Operating revenues from our Marine Services segment for the nine months ended September 30, 2006 increased $40.5 million, or 31.7%, to $168.4 million compared with $127.9 million for the nine months ended September 30, 2005. The increase in revenue is attributed to: (a) $14.8 million generated by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska; (b) $14.5 million generated from our marine salvage operations, primarily resulting from our acquisition of Titan, a marine salvage business acquired in October 2005; (c) $6.6 million generated by our ship management operations due to higher rates and increased levels of activity; (d) $6.4 million from our ship assist, tanker escort, docking and related services provided on the U.S. West Coast and in Alaska as a result of increased tug volumes and rates, a portion of which was attributable to a fuel surcharge to cover rising fuel prices; and (e) 5.9 million generated from increased activity in our Northern Alaskan land operations. These increases were partially offset by a $7.2 million decrease in revenues from a decline in project work in Far East Russia. Overall vessel utilization increased to 65% during the nine months ended September 30, 2006 compared with 62% during the nine months ended September 30, 2005.

Operating expenses for our Marine Services segment for the nine months ended September 30, 2006 increased $48.6 million, or 34.4%, to $189.7 million compared with $141.1 million for the nine months ended September 30, 2005. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, increased $28.8 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 as a result of increased vessel repairs and maintenance, higher utilization of our tugs and higher fuel and crew costs. Non-vessel expenses, which consist primarily of costs for labor, operating materials, equipment rentals, subcontracting, purchased transportation, and port charges and related costs, increased $14.1 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 primarily due to our acquisition of Titan and higher subcontracting costs due to increased vessel activity. Direct administrative expenses increased $5.7 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 due to the acquisition of Titan and increased payroll costs. There was $23.8 million of cost recovery related to services performed under three LOF contracts netted against operating expenses during the nine months ended September 30, 2006. The Company completed one LOF contract during each of the first, second and third quarters of 2006 and considers the recoverability of the related costs to be probable. There was no revenue recognized on these LOF contracts during the nine month period. An award with respect to the LOF contract completed in the first quarter of 2006 has been subsequently made. See “Liquidity” section below.

Asset recoveries, net for our Marine Services segment for the nine months ended September 30, 2006 decreased $2.5 million, or 40.3%, to $3.7 million compared with $6.2 million for the nine months ended September 30, 2005. The gains from the nine months ended September 30, 2006 resulted from the sale of six vessels and other equipment while the gains from the nine months ended September 30, 2005 resulted from the sale of nine vessels and other equipment.

The operating income from our Marine Services segment for the nine months ended September 30, 2006 decreased $7.8 million to $6.0 million compared with $13.8 for the nine months ended September 30, 2005.

Petroleum Services

Operating revenues from our Petroleum Services segment for the nine months ended September 30, 2006 increased $5.6 million, or 6.0%, to $98.8 million compared with $93.2 million for the nine months ended September 30, 2005. The increase in revenue is attributed to $10.1 million primarily from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively. This increase was partially offset by decrease in revenues of: (a) $2.8 million from a decrease in transportation revenues due to certain vessels that were out of service due to dry-docking and a vessel removed from service due to OPA90 regulatory requirements; and (b) $1.6 million from our ship management operations due to a decrease in the number of vessels in the fleet.

Fuel sales from our Petroleum Services segment for the nine months ended September 30, 2006 increased $199.1 million to $324.3 million compared with $125.2 million for the nine months ended September 30, 2005 due to an increase in volumes and prices of fuel sold. The Company’s fuel volume sold increased to 117.1 million gallons during the nine months ended September 30, 2006 from 53.1 million gallons during the nine months ended September 30, 2005 primarily due to the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Operating expenses for our Petroleum Services segment for the nine months ended September 30, 2006 increased $7.8 million, or 10.2%, to $84.5 million compared with $76.7 million for the nine months ended September 30, 2005. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, decreased $7.5 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 primarily as a result of: (a) an increase in internal transportation costs charged (at cost) to inventory and cost of fuel sold; (b) certain vessels that were out of service due to dry-docking; and (c) a vessel removed from service due to OPA90 regulatory requirement. Non-vessel expenses, which consist primarily of costs for labor, facilities, purchased transportation and port charges and related costs, increased $12.0 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 mostly due to higher labor costs as a result of our acquisition of Northland Fuel and CDI. Direct administrative expenses increased $3.3 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 as a result of the acquisitions of Northland Fuel and CDI. This increase was partially offset by a decrease in direct administrative expenses as the result of a decrease in allocated insurance charges due to the Company’s receipt of an insurance recovery of $6.3 million during the third quarter of 2006.

Cost of fuel sold for the Petroleum Services segment for the nine months ended September 30, 2006 increased $185.5 million to $297.2 million compared with $111.7 million for the nine months ended September 30, 2005 as the result of higher volumes and costs of fuel purchased by the Company for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Depreciation and amortization for our Petroleum Services segment for the nine months ended September 30, 2006 increased $2.4 million, or 19.5%, to $14.7 million compared with $12.3 million for the nine months ended September 30, 2005. The increase was primarily attributable to a $4.9 million increase in depreciation, largely as a result of depreciation recorded on assets acquired as a result of the Northland Fuel and CDI acquisitions. Also associated with the Northland Fuel and CDI acquisitions was an increase of $.7 million for the amortization of certain identified intangible assets. These increases were partially offset by a $3.2 million decrease in dry-dock amortization for vessels.

Asset recoveries, net for our Petroleum Services segment for the nine months ended September 30, 2006 decreased $.5 million, or 83.3%, to $.1 million compared with $.6 million for the nine months ended September 30, 2005. The gains from the nine months ended September 30, 2006 resulted from the sale of certain equipment while the gains from the nine months ended September 30, 2005 resulted from the sale of one vessel and other equipment.

The operating income from our Petroleum Services segment for the nine months ended September 30, 2006 increased $8.1 million to $22.5 million compared with $14.4 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Liquidity

The Company’s ongoing liquidity requirements arise primarily from its need to fund working capital, to acquire, construct, or improve equipment, to make acquisitions of businesses and other investments and to service debt. Management believes that funds needed during the next twelve months for the acquisition and construction of vessels, the acquisitions of businesses and the purchase of operating equipment will continue to be: (a) available through cash from operations; (b) available through third party financing including commercial banks; and (c) partially generated by the proceeds from the regular disposition of older assets as the Company continues to modernize its fleet.

To have financial resources available for our ongoing liquidity requirements, as described above, we maintain a $115.0 million revolving line of credit. At September 30, 2006, there were $42.1 million in letters of credit outstanding under this line and $24.0 million of borrowings outstanding for working capital purposes, which left available borrowings of $48.9 million. Further, in 2006 and previous years, the Company has used Title XI and bank financing for the acquisition, construction and improvement of vessels. As of September 30, 2006, the Company had $424.3 million of debt outstanding. In addition to the $24.0 million outstanding under the revolving line of credit, the Company’s debt consisted of: (a) $179.4 million of debt guaranteed by the United States government pursuant to Title XI (which obligation by the United States government does not release the Company from its primary liability for the repayment of this indebtedness); (b) $167.8 million of debt provided by commercial banks for the construction of vessels; and (c) $53.1 million of debt provided by commercial financial institutions and other entities principally for the acquisition of operating equipment.

The Company generated proceeds from the disposition of assets of $11.1 million during the nine months ended September 30, 2006.

The Company uses a Capital Construction Fund (“CCF”) that allows operators of United States flag vessels to accumulate the capital necessary to modernize and expand their fleets by deferring federal income taxes on vessel earnings deposited into the fund. These funds must be used to acquire, construct or reconstruct United States flag vessels built in United States shipyards. During the nine months ended September 30, 2006, the Company deposited $42.5 million to its CCF and had qualified withdrawals of $9.8 million from its CCF. At September 30, 2006, the CCF consisted of $16.4 million of cash and cash equivalents and $17.1 million of qualified receivables.

The Company also uses a Capital Reserve Fund (“CRF”) to deposit proceeds from qualified sales of vessels without payment of federal income taxes. CRF funds are used to provide for the replacement of vessels, constructed or purchased. The Company deposited $4.7 million of qualified sales proceeds in its CRF during the nine months ended September 30, 2006.

In November 2006, an arbitrator appointed to fix the Company’s remuneration pursuant to an LOF awarded the Company a Final Interim Award (Payment on Account) of $20.0 million plus interest at the rate of 8% per annum from March 2006 when the LOF was successfully completed. The Company has provided a guaranty to repay a portion of the Payment on Account that is greater than the Final Award of Salvage, if any. The Company expects to receive substantially all of the Payment on Account in the fourth quarter of 2006 and the total amount by the end of the first quarter of 2007. The Company expects the arbitrator will make a Final Award during the third or fourth quarter of 2007. The Company expects that the total award will exceed the deferred costs of $22.3 million on this contract.

Financial Condition as of September 30, 2006

As of September 30, 2006, the Company had cash and cash equivalents of $34.4 million compared with $33.9 million at December 31, 2005. The Company generated $26.6 million of cash from continuing operations during the nine months ended September 30, 2006. Net income from continuing operations before income taxes and depreciation and amortization expenses provided $100.6 million of cash. The Company’s working capital (excluding cash, accrued deposits and current portion of debt) increased $12.7 million during the first nine months of 2006 to $97.2 million, with the significant increases in Receivables, net of $18.9 million, Inventory of $38.5 million and Accounts Payable and Accrued Liabilities of $43.7 million. These increases were due to the acquisition of CDI and an increase in seasonal activity in Alaska for the Petroleum Services segment. Dry-docking costs capitalized of $19.0 million were incurred for 6 vessels during the nine months ended September 30, 2006. The Company also capitalized $23.8 million of cost recovery for three LOF contracts during the nine months ended September 30, 2006.

The Company used $90.4 million of cash for investing activities from continuing operations during the nine months ended September 30, 2006. The Company paid $5.1 million, net of cash acquired for the acquisitions of Northland, Titan and CDI during the nine months ended September 30, 2006. The Company also expended $79.4 million for the construction of vessels and the purchase of equipment. Proceeds of $11.1 million were received from asset dispositions. During the first nine months of 2006, the Company deposited a net of $16.8 million of restricted cash for its Capital Construction Fund, Capital Reserve Fund and the operation of vessels that the Company manages for third parties.

The Company generated cash of $64.3 million in financing activities during the nine months ended September 30, 2006. During the first nine months of 2006, the Company: (a) received $79.6 million principally for the financing of operating equipment and a vessel; (b) paid $25.9 million for scheduled principal payments of the Company’s debt; (c) borrowed $54.0 million and repaid $40.0 million on our Revolving Credit Agreement; (d) paid $1.6 million in preferred stock dividends; and (e) paid $1.2 million for the retirement of the Company’s stock. During the first nine months of 2006, the Company issued $3.8 million of common stock to its ESOP, the purchase of which was funded by a $3.8 million loan by the Company to the ESOP.

Financial Condition as of September 30, 2005

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

As a result of the restatement, the Company’s previously reported cash flows from continuing operations provided by (used in) operating and investing activities increased or decreased for the nine months ended September 30, 2005 as follows (in thousands):

Net cash provided by operating activities:
As previously reported	$79,270
Dry-docking costs capitalized for continuing operations	(8,620)
Dry-docking costs capitalized for discontinued operations	(651)

As restated	$69,999

Net cash used in investing activities:
As previously reported	$(166,789)
Dry-docking costs capitalized	9,271

As restated	$(157,518)

As of September 30, 2005, the Company had cash and cash equivalents of $50.0 million compared with $142.9 million at December 31, 2004. The Company generated $65.1 million of cash from continuing operations during the nine-month period ended September 30, 2005. Net income from continuing operations before income taxes and depreciation and amortization expenses provided $87.9 million of cash. Dry-docking costs of $8.6 million were incurred for 5 vessels during the nine-month period ended September 30, 2005. Additional cash from operations was used to fund increased working capital requirements.

The Company used $148.5 million of cash for investing activities from continuing operations during the nine months ended September 30, 2005. The Company paid $92.4 million, net of cash acquired for the acquisition of Northland during the nine months ended September 30, 2005. The Company also expended $71.9 million for the construction of vessels and the purchase of equipment. Proceeds of $24.4 million were received from asset dispositions. During the first nine months of 2005, the Company deposited $8.4 million of restricted funds to be used for equipment purchases and the operation of certain managed vessels.

The Company used cash of $5.3 million in financing activities from continuing operations during the nine months ended September 30, 2005 for: (a) $22.5 million of scheduled principal payments of the Company’s debt; (b) $1.6 million of preferred stock dividends; and (c) $1.2 million retirement of the Company’s stock. As of September 30, 2005, the Company had borrowed $20.0 million against its Revolving Credit Agreement for working capital purposes. The Company issued $1.4 million of common stock to the ESOP during the nine months ended September 30, 2005, the purchase of which was funded by a $1.4 million loan by the Company to the ESOP.

Net cash used by discontinued operations was $4.1 million during the nine months ended September 30, 2005. As further discussed in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Item 1. Financial Statements,” the Company has disposed of vessels and certain South America operations in previous years that were accounted for as discontinued operations.

Capital Resources

On September 1, 2006, the Company entered into a contract for the construction of four ATBs at a contract price of $47.1 million each. Including the cost of owner-furnished equipment, the aggregate cost of constructing the four vessels is expected to be approximately $236.4 million. Each of the ATBs will be capable of carrying 185,000 barrels of petroleum or chemical product and they are expected to be delivered in six-month intervals between the first half of 2009 and the end of 2010. Upon completion, the Company intends to deploy these units in the United States coastwise petroleum and chemical products trade in its Petroleum Services segment.

Including the 4 ATBs discussed above, the Company has entered into contracts for the construction of 9 ATBs and 2 heavy lift deck barges at an aggregate cost of approximately $496.8 million (including the cost of owner-furnished equipment). The vessels are currently under construction and are expected to be delivered over the next four years. Approximately $88.4 million has been spent pursuant to these construction agreements as of

September 30, 2006. The Company has time chartered 5 of the ATBs that are currently under construction. Upon delivery, these ATBs will be time chartered for periods ranging from two to seven years.

In October 2006, the Company entered into a contract to purchase a barge for $4.2 million (including the cost of owner-furnished equipment). The Company intends to deploy the barge in Alaska in its Petroleum Services segment during the first quarter of 2007. Additionally, the Company entered into a contract to purchase a heavy capacity deck barge for $9.5 million for use in the Gulf of Mexico in its Marine Services segment.

During May 2006, the Company entered into a loan agreement for $85.5 million to finance the construction of two of these ATBs. The Company has drawn $42.8 million against this loan agreement. The Company will draw the remaining funds against this loan when the barge for the second ATB is delivered to the Company, which is expected to be November 2006. The loan is payable in quarterly installments of $1.1 million with a balloon payment of $34.2 million in May 2018. Interest is due quarterly at LIBOR plus a margin. The loan is collateralized by the ATBs.

During January 2006, the Company entered into a master security agreement for $36.3 million with a bank to finance operating equipment constructed in 2005 and 2006. Principal and interest, at fixed rates ranging from 6.15% to 6.56%, is due quarterly through March 2016. The agreement includes balloon payments of $4.8 million in January 2013, $.8 million in March 2013 and $4.1 million in March 2016. The loan is collateralized by the operating equipment.

On April 4, 2006, the Company increased its Revolving Credit Agreement to $115.0 million from $95.0 million by adding an additional lender to the agreement. No other terms or covenants of the Revolving Credit Agreement were amended as a result of this agreement.

During the nine months ended September 30, 2006, the Company borrowed $54.0 million and repaid $40.0 million under its Revolving Credit Agreement. In October 2006, the Company borrowed an additional $10.0 million under its Revolving Credit Agreement. In November 2006, $10.0 million was repaid. All borrowings under the Revolving Credit Agreement have been for working capital purposes.

During the nine months ended September 30, 2006, the Company entered into or amended lease agreements for equipment and vessels which increased its lease commitments $123.1 million through 2013.

Except for these transactions, no material change occurred during the nine months ended September 30, 2006 with respect to our previously disclosed contractual obligations and commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect the results of our operations, financial condition and cash flows. The Company has from time to time used interest rate locks and swaps to limit its exposure to changes in interest rates. During the second quarter of 2006, the Company entered into interest rate swaps with notional amounts of $84.9 million to convert the floating rate liability to a fixed rate liability. The purpose of the swaps is to allow the Company to reduce its market risk from changes in interest rates. On August 1, 2006, the Company designated its interest rate swaps as cash flow hedges for accounting purposes pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The related fair value adjustments from these transactions are recorded to Other Comprehensive Income. Prior to August 1, 2006, the fair value adjustments from these transactions were reported in the Unaudited Condensed Consolidated Statements of Operations as Derivative Loss, Net, as the Company had not designated its interest rate swaps as hedges pursuant to SFAS No. 133. For the three and nine months ended September 30, 2006, the Company recorded a fair value loss of $1.3 million and $.4 million, respectively, to Derivative Loss, Net. As of September 30, 2006, the Company recorded a fair value adjustment of $1.4 million to Other Comprehensive Income, net of $.8 million deferred tax benefit, with the offset recorded to Other Liabilities in the Unaudited Condensed Consolidated Balance Sheet.

Commodity Prices

In April 2006, the Company entered into a swap and two call options related to heating oil. The general purpose of these transactions was to manage the Company’s risks related to fluctuations in heating oil fuel prices. At September 30, 2006, the Company’s swap and call options had expired. The Company did not designate these derivatives as hedges and accordingly recorded losses of $.1 million and $.7 million during the three and nine months ended September 30, 2006, respectively, to Derivative Losses, Net.

Our commodity price risk associated with the market price for oil is not considered to be material. Fuel purchased by our Petroleum Services segment for resale is purchased at market price and resold at market price plus a margin.

Foreign Currency Risks

While substantial amounts of our revenues are derived from our foreign operations, substantially all of such business is denominated in United States dollars. In addition, we attempt to effect as many purchases outside the United States as we can in United States dollars. To the extent expenses are not made in United States dollars, our expenses in foreign countries could effectively increase if the United States dollar declines in value against a foreign country’s local currency. We currently do not hedge against foreign currency risks.

Item 4.	Controls and Procedures.

The Company’s management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Senior Vice President and Controller), have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, which include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures) as they existed at September 30, 2006, the end of the period covered by this Form 10-Q. In connection with this evaluation, management determined that deficiencies in its internal control over financial reporting related to accounting for leases and inventory valuation that affected the financial statements for the three and six months ended June 30, 2006, in fact constituted material weaknesses (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements of the Public Company Accounting Oversight Board) in our internal control over financial reporting and that such weaknesses had not been fully remediated as of September 30, 2006. The material weaknesses identified were that the Company did not have controls designed and implemented to review revenue-based leases for escalation clauses. Additionally, management level reviews of lower of cost or market adjustments to inventory were not operating effectively during the three months ended June 30, 2006. Based on that evaluation and because remediation of these material weaknesses had not been completed as of September 30, 2006, the Company’s principal executive officer and the principal financial officer have concluded that such disclosure controls and procedures were not effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fourth quarter of 2006, the Company has implemented procedures: (a) to review all revenue-based leases for escalation clauses to determine if such revenue shall be recognized on a straight line basis; and (b) to provide additional review over the accounting for inventory to ensure that inventory is stated at the lower of cost or market.

The statements contained in Exhibit 31.1 and Exhibit 31.2 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

General Litigation

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2006, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

Litigation Involving Directors

A purported class action and derivative complaint was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants improperly spent on certain split-dollar life insurance policies to advance a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of his family. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. The motion was briefed and heard on September 30, 2005. Before ruling on the motion to dismiss, the Court, on January 19, 2006, ordered that motion stayed pending resolution of two motions filed on December 27, 2005; one motion to amend filed by the plaintiff, and a second motion to intervene filed by a purported stockholder. These motions were briefed and a hearing on the plaintiffs’ motion to amend was held on June 9, 2006. The Court granted these motions and ordered the plaintiffs to promptly file their amended complaint. Plaintiffs filed their amended complaint on October 24, 2006. On November 7, 2006, the Company moved to dismiss the Amended Complaint in its entirety. The Company believes that no ruling on the motion will be made before the end of the second quarter of 2007. The Company believes that there are legal and factual defenses to these claims and intends to defend this action vigorously. The Company believes that an adverse outcome of this case would not have a material effect on its financial condition, results of operations or cash flows.

Asbestos Litigation

The Company is currently named as a defendant with other shipowners and numerous other defendants with respect to 15,251 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Cleveland, Ohio and Detroit, Michigan. Each of these cases, filed on behalf of a seaman or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law.

Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases (“the Multidistrict Litigation”) were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed subject to reinstatement in the future. At present, it is not known when or how long the process will require. Thirty six of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing these cases. Although ten years have passed since the dismissal, it is not known whether a plan can be developed that will result in settlement of the cases. If not settled, upon reinstatement, the cases should be remanded to the Ohio and Michigan federal courts.

In addition, the Company is a defendant with others in 92 asbestos or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.

Substantially all of the cases described above, as with other asbestos and toxic tort cases in which the Company has been named as a party, not only involve numerous named defendants, but also generally do not allege specific monetary damages beyond the jurisdictional requirement. If specific damages are sought, they would apply in various amounts against various defendants.

In all claims that have been asserted against the Company in the Multidistrict Litigation, the plaintiffs have been unable to establish any causal relationship to the Company. In addition, in all asbestos cases not currently before a court for adjudication, the plaintiffs have been unable to demonstrate that they have suffered any injury or compensable loss that resulted from asbestos exposure or that alleged exposure was related to the Company.

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

At September 30, 2006, the Company has accrued $2.8 million as its best estimate of the liability and has recorded a receivable from its insurance companies of $.9 million related to its reinstated asbestos litigation and other asbestos and toxic claims described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.

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

A summary of the asbestos-related claims for the three and nine month periods ended September 30, 2006 and 2005 is presented below (dollars are in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Number of claims filed	10	12	52	54
Number of claims settled	3	—	4	6
Number of claims dismissed	—	1	3	5
Total settlements paid	$81	$—	$83	$93
Average settlement	$27	$—	$21	$16
Legal expenses paid	$184	$133	$546	$414
Insurance proceeds received	$6,372	$13	$6,377	$74

In addition to the asbestos-related claims in the summary above, in 2004 the Company settled for approximately $6.3 million certain asbestos-related claims that involved seamen employed by the Company for over 30 years. In August 2006, the Company entered into a settlement agreement with two insurance companies for recovery of amounts paid by the Company for these asbestos-related claims. This settlement in the amount of $6.3 million was recognized as a reduction of Operating Expenses during the third quarter of 2006.

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

The cost of fuel represents a significant cost to the Company’s operations. Fuel expense, excluding the cost of fuel sold to customers, represented approximately 12.6% and 11.4% of consolidated operating expenses for the nine months ended September 30, 2006 and 2005, respectively. In certain cases the Company’s operating segments are able to pass these increased fuel costs to its customers in the form of: (1) bunker surcharges as agreed to in customer contracts or in published tariffs; (2) a direct charge as defined in the time charter agreements for certain vessels; and (3) adjustments to contracts as negotiated with customers. In other cases, the increased cost is borne by the Company.

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

Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company’s business. Should such costs, liabilities or penalties be incurred, it could have a substantial negative impact on the Company’s profitability and financial condition.

Petroleum Services deploys several vessels which, in their present condition, will not be permitted to carry petroleum products in United States waters as of certain dates occurring between 2010 and 2015 which could impact profitability

In the event that the Company is not able to replace or retrofit those vessels which it currently uses to carry petroleum products to double hulls, it could become impossible for Petroleum Services to continue to transport petroleum products at current levels for its current customers between ports in the United States. Should this occur, it could have a negative impact on the profitability of Petroleum Services.

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

Marine-related risks could lead to the disruption of our services and added liabilities

The operation of our vessels is subject to various risks, including catastrophic marine disaster, adverse weather and sea conditions, capsizing, grounding, mechanical failure, collision, oil, chemical and other hazardous substance spills and navigation errors. These risks could endanger the safety of our personnel, our vessels, the cargo we carry, the equipment under tow and other property, as well as the environment. If any of these events was to occur, the Company could be held liable for resulting damages. In addition, the affected vessels could be removed from service and would not be available to generate revenue. Adverse weather and sea conditions can also result in delays in scheduled voyages and thus affect the timing of the recognition of revenue and can increase costs incurred.

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

Actions by our unionized labor could harm our financial condition, results of operation or cash flows

The Company’s operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At September 30, 2006, approximately 58% of the Company’s employees were members of unions. The Company has collective bargaining agreements with nine different unions. These agreements will expire between now and 2015. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to the Company upon expiration of one or more of these agreements. If the Company is not able to negotiate favorable terms, it may be at a competitive disadvantage. In addition, a protracted strike or similar action by a union could have a material adverse effect on our financial condition, results of operations or cash flows.

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

While it is not possible to predict whether any of these conditions will develop or events will occur, the development or occurrence of any one or more of them could have a material adverse affect on our financial condition, results of operations or cash flows. While we do business in many countries outside of the United States, substantially all such business is denominated in United States dollars. Since only some of our expenses outside of the United States are made in United States dollars our expenses in foreign countries could effectively increase if United States dollar declines in value against a foreign country’s local currency.

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

Mr. Crowley can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests

As of October 31, 2006, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 48.4% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A preferred stock. This ownership gives Mr. Crowley approximately 67.4% of the total votes attributable to our outstanding voting stock as of October 31, 2006. Because the Series A preferred stock is entitled to vote along with the shares of common stock, Mr. Crowley’s stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

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

The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan (the “RSP”), which held 8,234 shares of our common stock at September 30, 2006, all of which are fully vested. Distributions of shares allocated to RSP participants are made as soon as practicable following the participant’s death, disability retirement, termination of Company employment after attainment of age 65 or termination of employment if the participant’s account balance is less than one share. All other vested participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution of whole shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of Company stock are subject to the Company’s right to repurchase them for cash equal to their fair value (based on a non-marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end.

The Company also sponsors the Stock Savings Plan (the “SSP”), a profit sharing plan which held 3,816 shares of our common stock at September 30, 2006, all of which are fully released and vested. Upon distribution of common stock from the SSP, each share of common stock contains a put option which provides the participants the option to sell their stock to the Company upon retirement, death or after a break in service at the common stock’s fair value (based on a marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end.

A summary of the shares purchased by the Company from these plans in the third quarter of 2006 is as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	yet be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs

July 1 — 31, 2006	298	$2,002.91	N/A	N/A
August 1 — 31, 2006	54	$1,673.74	N/A	N/A
September 1 — 30, 2006	57	$1,687.53	N/A	N/A

Certain of the Company’s financing agreements contain restrictive covenants which require, among other things, annual maintenance of working capital that is equal to or greater than 50% of the total of charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital for 2006 is $28.3 million. Although the Company is restricted from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period so long as the combined cost does not exceed $10.0 million. At September 30, 2006, the Company was in compliance with all covenants under its financing and leasing arrangements.

Item 6.	Exhibits.

Exhibit
Number	Description

10.1	Vessel Construction Contract, dated August 29, 2006, between VT Halter Marine, Inc., a Delaware corporation, and Vessel Management Services, Inc., a Delaware corporation (1)
11	Statement regarding computation of per share earnings (incorporated herein by reference to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.)
31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)
31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)
32.1	Section 1350 Certifications

(1)	Certain exhibits listed in the table appearing at the end of the agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWLEY MARITIME CORPORATION
(Registrant)

/s/  John C. Calvin
John C. Calvin
Senior Vice President and Controller
(Duly Authorized Officer/Principal
Financial Officer)

Date: November 20, 2006

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Vessel Construction Contract, dated August 29, 2006, between VT Halter Marine, Inc., a Delaware corporation, and Vessel Management Services, Inc., a Delaware corporation (1)
11	Statement regarding computation of per share earnings (incorporated herein by reference to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I — Financial Information — Item 1. Financial Statements” of this Form 10-Q.)
31.1	Rules 13a-14(a) and 15d-14a Certifications (Principal Executive Officer)
31.2	Rules 13a-14(a) and 15d-14a Certifications (Principal Financial Officer)
32.1	Section 1350 Certifications

(1)	Certain exhibits listed in the table appearing at the end of the agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.