Form 10-K
period 2006-12-31
CROWLEY MARITIME CORP
filed 2007-03-01
CIK 1130194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49717

Crowley Maritime Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3148464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9487 Regency Square Boulevard, Jacksonville, FL (Address of principal executive offices)	32225 (Zip Code)

Registrant’s telephone number, including area code:
(904) 727-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the shares of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006, was $60,772,440 (based upon $1,940 per share being the average of the closing bid and asked price on June 30, 2006, as reported in the Pink Sheets).

As of February 15, 2007, 89,851 shares of voting common stock, par value $.01 per share, and 46,138 shares of non-voting Class N common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CROWLEY MARITIME CORPORATION

Form 10-K
For the Year Ended December 31, 2006

i

Certain statements in this Form 10-K and its Exhibits (“Form 10-K”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The words or phrases “can be,” “expects,” “may affect,” “anticipates,” “may depend,” “believes,” “estimates,” “plans,” “projects” and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements, which reflect our expectations based on currently available information, are subject to various known and unknown risks and uncertainties and Crowley Maritime Corporation (the “Company”) cautions that any forward-looking information provided by or on behalf of the Company is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond the Company’s control.

In addition to those risks discussed under “Item 1A. Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), press releases and public statements by the Company’s management, factors that may cause the Company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward-looking statements include:

•	changes in worldwide demand for petroleum products, chemicals and other cargo shipped by the Company’s customers;

•	the cyclical nature of the shipping markets in which the Company’s Liner Services segment operates;

•	the extent of salvage operations undertaken by the Company, costs incurred, successful completion, timing and the ultimate amount of the settlement or arbitration award;

•	changes in domestic and foreign economic, political, military and market conditions;

•	the effect of, and the costs of complying with, federal, state and foreign laws and regulations;

•	the impact on the Company’s business and financial condition of recent and future: (a) acquisitions by the Company; and (b) joint ventures to which the Company is or may become a party;

•	fluctuations in fuel prices and the Company’s ability to pass on increases in fuel costs to its customers;

•	the Company’s ongoing need to be timely in replacing or rebuilding certain of its tankers and barges currently used to carry petroleum products in its Petroleum Services segment and carry cargo and equipment (such as containers, trailers and chassis) in its Liner Services segment;

•	competition for the Company’s services in the various markets in which it operates;

•	risks affecting the Company’s ability to operate its vessels or carry out scheduled voyages, such as catastrophic marine disaster, adverse weather and sea conditions, and oil, chemical and other hazardous substance spills;

•	the effect of pending asbestos or other toxic tort related litigation and related investigations and proceedings;

•	the state of relations between the Company and its unionized work force, as well as the effects of possible strikes or other related job actions; and

•	risks associated with the Company’s foreign operations.

All such forward-looking statements are current only as of the date on which such statements were made.

The Company does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Readers should carefully review this Form 10-K in its entirety, including, but not limited to, Crowley Maritime Corporation’s consolidated financial statements and the notes thereto.

PART I

Item 1.	Business.

Unless otherwise noted, references to “the Company”, “we”, “our” or “us” means Crowley Maritime Corporation, a Delaware corporation, and its subsidiaries. Our principal executive offices are located at 9487 Regency Square Boulevard, Jacksonville, Florida 32225, and our telephone number is (904) 727-2200. The Company’s web site is http://www.crowley.com. Information contained on the Company’s web site is not a part of this Form 10-K.

COMPANY OVERVIEW

We provide diversified transportation services in domestic and international markets. We also provide fuel transportation and distribution services domestically. Our principal operations are located in the continental United States, Alaska, Puerto Rico, Central America, the Caribbean Islands, Russia, and other international markets. The Company operates through four reporting segments: Liner Services; Logistics Services; Marine Services; and Petroleum Services.

•	Liner Services provides ocean transportation services between designated ports in Puerto Rico, Central America and the Caribbean Islands, as well as a broad range of cargo transportation services including the carriage of containers, trailers, vehicles and oversized cargo.

•	Logistics Services provides freight forwarding, ocean transportation services, airfreight services, warehousing and distribution services, customs clearance, trucking and other logistics optimization activities intended to create efficiencies in the carriage of goods for third parties.

•	Marine Services provides ship assist and escort services (including ship assist, tanker escort, docking and related services, fire fighting, emergency towing and oil spill response) and specialized services on a worldwide basis to companies engaged in the exploration, production and distribution of oil and gas. Other services offered are turnkey project management for major infrastructure projects as well as logistics and inventory control services for the oil and gas industry. In addition, Marine Services also provides worldwide marine salvage and marine wreck removal services as well as vessel management services to third parties.

•	Petroleum Services transports crude oil, petroleum products and chemicals among ports in the contiguous United States, Alaska and the Gulf of Mexico. Petroleum Services also operates a refined petroleum products distribution business in Alaska which utilizes, among other things, owned or leased tank farms, fuel distribution centers, gas stations and retail delivery. Petroleum Services also provides vessel management services to third parties.

The Company supports all four of its segments by providing corporate services, supervising construction of new vessels and owning vessels which are chartered for use in our Liner Services, Marine Services and Petroleum Services segments. The Company arranges most of the insurance required for its operations through its captive insurance company.

The Company employs approximately 4,100 people and provides its services using a fleet of more than 280 vessels, consisting of RO/RO (roll on roll off) vessels, LO/LO (lift on lift off) vessels, tankers, tugs and barges. Our land-based facilities and equipment include terminals and container yards, warehouses, tank farms, office buildings, gas stations, trucks, trailers, containers, chassis and other specialized vehicles.

The grandfather of our current President, Mr. Thomas B. Crowley, Jr., began our business in the San Francisco Bay in 1892. The business was incorporated in the State of Delaware as “Crowley Maritime Corporation” on December 1, 1972. The present structure, in which the Company is a holding company for our lines of businesses, was put in place in 1992.

The Company is predominantly owned by certain members of the Crowley family and Company employees and its shares do not trade on any national securities exchange or in any established public trading market. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Item 1A. Risk Factors.”

The following table lists the Company’s owned, chartered and managed vessels as of December 31, 2006:

Number
Class of Vessel	of Vessels

Owned Vessels
Tankers	2
580’ RO/RO Barges	4
730’ RO/RO Barges	5
Integrated Tug/Barge units	2
Articulated Tug/Barge units	6
Offshore Tugs	50
Tractor Tugs	15
River Tugs	27
1,000-5,999 DWT Barges	46
6,000-20,000 DWT Barges	27
Miscellaneous Barges	2

186
Chartered Vessels
Oil Spill Recovery	56
LO/LO Ships	4
RO/RO Ships	11
Miscellaneous Vessels	4

75
Managed Vessels	23

Total Vessels	284

From time to time, the Company may transfer vessels between the Company’s segments to meet changing business needs. Specifically, the Marine Services and Petroleum Services use tugs and barges for their operations which, depending upon market conditions, may be shifted and redeployed by the Company among different geographical locations. It is the Company’s practice to regularly monitor the demands for the services of each of these segments and to transfer tugs and barges among them based upon prevailing market conditions.

For additional information about the Company’s segments, see “Item 1. Business — Liner Services”, “Item 1. Business — Logistics Services”, “Item 1. Business — Marine Services”, and “Item 1. Business — Petroleum Services” below. For segment financial information concerning our revenues, operating income and long-lived assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 26 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Liner Services

Liner Services provides scheduled ocean transportation services between designated ports for the carriage of cargo, including containers, trailers, vehicles and oversized cargo. At December 31, 2006, Liner Services provided service to the territory of Puerto Rico and approximately 23 countries in the Caribbean and Central America with 36 ocean going ships, tugs and barges capable of carrying approximately 12,400 twenty foot equivalent units (“TEUs”). Liner Services owns or leases approximately 47,600 pieces of intermodal equipment which includes containers, trailers and chassis.

The Puerto Rico and Caribbean Islands Service

Our Puerto Rico and Caribbean Islands service provides scheduled liner services between:

•	ports in the United States North Atlantic and ports in Puerto Rico; and

•	ports in the United States South Atlantic and ports in Puerto Rico, U.S. Virgin Islands, certain Caribbean Islands and the Bahamas.

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

The Caribbean Islands service calls on two ports in the Virgin Islands and three other ports in the Caribbean with 2 time chartered LO/LO vessels. The average capacity of these vessels is 530 TEUs. Departures are scheduled from Jacksonville and Port Everglades, Florida once a week. An additional vessel is added as needed to accommodate peak season market volumes. This service also provides service to various other ports through connecting carriers.

The Bahamas service uses 1 time chartered LO/LO vessel offering a capacity of approximately 408 TEUs each week. This service has two scheduled departures a week from Jacksonville and Port Everglades, Florida to Nassau, Bahamas.

While the time charters for the LO/LO vessels used in the services described above expire in 2007, vessels of this type chartered by the Company have been readily available and we do not believe that it will be difficult to charter new vessels or renew the existing charters.

The Latin America Service

Our Latin America Service provides scheduled liner services between:

•	ports in the United States South Atlantic and ports in the Northern Zone of Central America, the Southern Zone of Central America, the Dominican Republic, Haiti, and Cuba; and

•	ports in the Gulf of Mexico and ports in the Northern Zone of Central America.

The United States South Atlantic to the Northern Zone of Central America service deploys 3 time chartered RO/RO vessels and 1 time chartered LO/LO vessel with an average capacity of 354 TEUs. This service has four weekly sailings between Port Everglades, Florida and ports in Guatemala and Honduras with overland services to Nicaragua and El Salvador.

The United States South Atlantic to the Southern Zone of Central America service deploys 3 time chartered RO/RO vessels with an average capacity of 320 TEUs that provides two sailings a week between Port Everglades, Florida and ports in Costa Rica, Panama and Guatemala.

The United States South Atlantic to the Dominican Republic and Haiti service deploys 2 time chartered RO/RO vessels with an average capacity of 265 TEUs. This service has two sailings a week between Port Everglades, Florida and ports in the Dominican Republic and Haiti.

The Gulf of Mexico to the Northern Zone of Central America service deploys 3 time chartered RO/RO vessels, with an average capacity of 298 TEUs. This service has three weekly sailings from Gulfport, Mississippi to Honduras and Guatemala with overland services to Nicaragua and El Salvador.

The Company also provides a United States South Atlantic to Cuba service using one of the time chartered vessels discussed above based on availability. The service has one sailing a week from Port Everglades, Florida to Havana, Cuba. Cuba is identified by the United States as a state sponsor of terrorism and is subject to United States asset controls. The Cuba service is provided under licenses granted by the Office of Foreign Assets Control of the U.S. Treasury Department and the Bureau of Export Administration, U.S. Commerce Department. The cargo transported to Cuba consists of agricultural, food, lumber, paper and humanitarian items, which are licensed under the Trade Sanction Reform and Export Act of 2000. The Company does not allow shippers to ship cargoes to Cuba which do not have such licenses.

The time charters for the vessels used in the services described above expire between 2007 and 2012. The Company has renewed the charters of certain vessels in order to mitigate shortages of RO/RO tonnage and rate fluctuations in the charter market. Shorter term time charters were entered into where tonnage has been readily available and we do not believe that it will be difficult to charter new vessels or renew the existing charters.

At December 31, 2006, Liner Services owned or leased, on a long-term basis, marine terminals and container yards in the locations listed in the table below. In those ports where the Company does not own or lease terminals or container yards it utilizes common use terminals.

MARINE TERMINALS AND CONTAINER YARDS

Location	Acres

Jacksonville, Florida	82.0
San Juan, Puerto Rico	82.3
Port Everglades, Florida	68.5
Pennsauken, New Jersey	59.0
Panama City, Panama	9.6
San Pedro Sula, Honduras	7.9
Limon, Costa Rica	7.0
Guatemala City, Guatemala	6.8
St. Thomas, Virgin Islands	5.0
Tegucigalpa, Honduras	4.4
San Salvador, El Salvador	3.6
Puerto Cortez, Honduras	3.6
Soyapango, El Salvador	3.1
Heredia, Costa Rica	2.8
Santo Tomas, Guatemala	1.4

Logistics Services

Logistics Services performs transportation management and special cargo handling services through its offices in the United States, Panama, Costa Rica, Honduras, Guatemala, El Salvador and throughout the world with its network of agents. These services include:

•	freight forwarding, ocean transportation and airfreight to points throughout the world;

•	warehousing and distribution services, customs clearance and trucking within the United States and Central America; and

•	full package activities intended to create efficiencies in the carriage of goods.

Logistics Services leases warehouse and distribution space in several locations in Central America and the United States, as listed in the table below.

WAREHOUSE AND DISTRIBUTION SPACE

Location	Square Feet

Miami, Florida	147,850
Guatemala City, Guatemala	73,930
Jacksonville, Florida	34,000
Export Salva, El Salvador	24,582
Buena Vista, Honduras	20,659
Mixco, Guatemala	12,917

Marine Services

Marine Services provides a wide array of services on a worldwide basis. Marine Services maintains a fleet of 158 vessels over a large geographic area in order to respond quickly to a variety of situations. Included in its fleet are: (a) 49 tugs ranging in length from 85 feet to 150 feet with between 470 and 10,192 brake horsepower; (b) 88 barges varying in size, capacity and capability, including flat deck barges designed for the carriage of heavy loads; (c) 2 crewboats; and (d) 2 supply boats. The flat deck barges are unmanned and require the use of tugs to be moved between job locations. Marine Services occupies approximately 15 acres of shore side terminals located in Seattle, Washington. It also provides vessel management services for 17 vessels belonging to third parties, including 5 container vessels owned by commercial companies and 12 vessels owned by the United States government.

Marine Services provides specialized services to companies engaged, on a worldwide basis, in the exploration, production and distribution of oil and gas. Permanent areas of operation extend from Prudhoe Bay, Alaska to the Gulf of Mexico and west to the Russian Far East. Project work often results in Crowley vessels calling other ports throughout the world, including South America, Europe, and Africa. These services are provided through specialized transportation projects utilizing assets either owned or chartered by the Company.

In addition, Marine Services offers turnkey project management for major infrastructure projects and logistics and inventory control services for the oil and gas industry. Past projects include the delivery of oversized modules for oil and gas exploration and production in Africa, Asia and the Americas in 2005 and 2006.

Marine Services provides worldwide marine salvage and wreck removal services through Titan Maritime, LLC. Our salvage experts deploy to maritime emergencies around the globe and utilize their expertise to minimize losses and damages resulting from maritime incidents. A portion of marine salvage and wreck removal business is conducted under a Lloyd’s Standard Form of Salvage Agreement (“LOF”). These contracts and certain other salvage contracts may be conducted on a no-cure-no-pay basis. The time period to settle these contracts, once the salvage or wreck has been cured, can take between six months and two years. Revenue and the resulting income earned from these types of contracts could exceed costs incurred by a substantial amount. For additional information see the Revenue Recognition and LOF Contract Cost Recoveries critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marine Services also provides ship assist, tanker escort, docking and related services in Oakland/San Francisco Bay, San Diego, Los Angeles and Long Beach, California, Puget Sound, Washington and Valdez, Alaska. In addition to providing ship assist and escort services, the tugs and barges based in Valdez, Alaska are also capable of providing fire fighting and oil spill response services and are predominantly used for these services. The tugs operating in Oakland/San Francisco Bay, San Diego, Los Angeles and Long Beach, California and Puget Sound, Washington primarily provide assistance to large tankers and container vessels as they enter and depart from west coast harbors. The tugs used for ship assist and escort services generally employ three to six crew members and are available 24 hours a day, seven days a week to respond to calls for their services.

We currently provide various marine services to the Alyeska Pipeline Service Company (“Alyeska”) pursuant to a long-term Master Time Charter as Amended and Restated on January 1, 1999 (the “Master Time Charter”) and

other related agreements. Alyeska is agent for the owners of the Trans-Alaska Pipeline. Our relationship with Alyeska began in the early 1970s during construction of the Trans-Alaska Pipeline and we have had formal agreements with Alyeska since approximately 1991. Under the Master Time Charter, Alyeska may, pursuant to individual charter orders which set forth the specific terms and conditions of each time charter, time charter from us vessels either owned by us or chartered from third parties, as required to provide tanker escort and docking services, emergency response services in the event of an actual or potential pollution incident, firefighting and other related services needed by those oil companies that transport crude oil by tanker from Alaska to the continental United States. We operate each of the vessels chartered to Alyeska. Under our agreements with Alyeska, we also provide certain oil companies with various shore-side services. As of December 31, 2006, 17 vessels owned by us, consisting of 10 tugs, 2 line boats and 5 barges, are under time charter to Alyeska. The tugs currently chartered to Alyeska are also capable of providing fire fighting and oil spill response services.

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

Marine Services also provides vessel management services to third parties with vessels that operate throughout the world. These services include maintaining 17 vessels in a ready state to sail and crewing and operating them for the transportation of cargo.

Petroleum Services

The oil, chemical and petrochemical industries based in the United States require various forms of transportation to supply them with the raw materials required for their plants and to distribute their finished products. While companies engaged in these industries deploy numerous forms of transportation, including trucks, railroads and pipelines, certain distribution patterns and requirements make the use of ocean going vessels the most efficient means of transportation. The ocean going vessels used by Petroleum Services consist of tugs, barges (including articulated and integrated tug/barges) and tankers. In each case, the vessels are made of steel and contain a series of tanks, valves, pumps, generators and other equipment required for the carriage of liquid cargoes. All of our barges (including articulated and integrated tug/barges) and tankers are equipped with pumps which are capable of discharging the cargoes which have been loaded by shore-based facilities.

While our towed barges contain the power generation systems necessary to operate both the pumps required to discharge cargo and other equipment, they have no means of self propulsion and depend upon our tugs to move them between ports. Although there are no accommodation spaces on our barges and they are not manned while being towed between ports, our ocean going tugs used to tow these barges are equipped with living quarters and typically employ a crew of seven. As a general rule, and depending upon the horsepower of the tug which is being used for the tow, our barges typically maintain sea speeds of between 7 and 10 knots.

Petroleum Services operates numerous vessels used for the carriage of crude oil, petroleum products and chemicals including: (a) 6 articulated tug/barge units with capacities of up to approximately 27,000 long tons; (b) 2 integrated tug/barge units with capacities of up to approximately 46,200 long tons; (c) 2 tankers; and (d) 42 petroleum barges with capacities of up to 16,200 long tons which are primarily towed by 30 tugs owned by us. The tankers, barges and other specially designed vessels carry crude oil, petroleum products and chemicals: (a) among refineries and storage terminals in the contiguous United States and Alaska; and (b) among ports in the Gulf of Mexico. In addition, Petroleum Services charters 1 tug and 1 tank barge for approximately six months of the year for the carriage of petroleum products in support of Crowley’s Alaska distribution business and provides vessel management services for 6 ready-reserve vessels owned by the United States government.

Petroleum Services uses 6 articulated tug/barge units. Unlike our oil barges which are towed by steel cables connected to tugs, our articulated tug/barge units are powered by specially designed tug boats which, through mechanical connections, utilize two large cylindrical pins to connect to special fittings located in notches at the rear of their respective barges. Although the connection between these specially designed tugs and barges is not permanent and the tugs may operate independently of their barges, once the connection has been made, the tug and barge operate as a single unified vessel. Our articulated tug/barge units employ a crew of eight and are capable of operating at speeds of up to 12 knots and carrying up to 185,000 barrels of refined products. We are currently constructing 8 new articulated tug/barge units which will be capable of carrying 185,000 barrels of refined product. These new units will utilize a design similar to the design used for the units discussed above.

Our 2 integrated tug/barge units are powered by diesel engines and are capable of propelling themselves at speeds of up to 14 knots. Our 2 tankers are powered by steam turbine propulsion systems and are capable of propelling themselves at speeds of up to approximately 15 knots. Our tankers and integrated tug/barge units are equipped with living quarters for their crew members. Our tankers typically employ a crew of approximately 22. Our integrated tug/barge units typically employ a crew of approximately 22. Our tankers and integrated tug/barge units used for the carriage of petroleum products are capable of carrying up to eleven types of cargo simultaneously.

Petroleum Services also owns and/or operates tank farms in Alaska. A number of our oil barges are used to carry petroleum products purchased for our account to and among various Alaskan ports. Many of these barges also carry, together with the product owned by us, product owned by third parties. The fuel which is purchased by us and carried aboard our barges is sold directly from our vessels and tank farms to customers in Alaska.

On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and EV-JO, Inc. (collectively “CDI”), a fuel distribution business in Alaska, for $5.0 million cash. The acquisition of CDI further expands the Company’s Alaskan fuel distribution business. On October 1, 2006, the Company acquired certain assets of Fast Fuel LLC (“Fast Fuel”), a fuel distribution business in Alaska, for a purchase price of $1.5 million consisting of forgiveness of accounts receivable from Fast Fuel of $1.1 million and cash of $.4 million. The purchase of the Fast Fuel assets complements the Company’s fuel distribution operations in Alaska. For further information, see Note 2 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

At December 31, 2006, Petroleum Services owned or operated tank farms in the locations listed in the table below.

ALASKA TANK FARMS

Location	Storage Capacity
(In barrels)

Bethel	370,054
Kotzebue	155,000
Nome	115,000
Captain’s Bay	60,000
St. Michael	35,976
Galena	28,114
Nenana	26,483
Fort Yukon	17,575
Aniak	15,460
St. Mary’s	12,314
Hooper Bay	12,285
McGrath	8,988
Iliamna	6,743
Glennallen	4,667
Valdez	2,619
Parks Highway	2,572
Delta Junction	2,100
Palmer	1,857
Talkeetna	1,786
Kenai	857
Fairbanks	714
Anchorage	429

In addition, Petroleum Services operates retail gas stations in Alaska with a combined capacity of approximately 4,900 barrels of fuel.

Corporate Services

Corporate services include supervising the acquisition and construction of new vessels, providing engineering services internally, owning vessels which are chartered by our operating lines of business and providing insurance coverage. The Company’s risk management and insurance program is structured to allow it to self-insure a variety of predictable claims based on historical loss/claim experience and to insure more significant claims through Beacon Insurance Company Ltd., which is a wholly owned captive insurance subsidiary. Beacon Insurance Company Ltd. retains a layer of risk/losses and purchases reinsurance in the international insurance markets to cover catastrophic casualties and a multiple of major claims. In addition, the program is structured to ensure compliance with federal, state and local insurance regulations. Corporate services also provides accounting, legal, human resources, information technology and purchasing support.

SEASONALITY

Revenues generated by our Puerto Rico and Caribbean Islands Liner Services and Logistics Services have historically increased during the latter part of the third quarter and the early part of the fourth quarter of each year in anticipation of increased holiday sales by our customers. Revenues generated by our Puerto Rico and Caribbean

Islands Liner Services and revenues generated by our Logistics Services have declined during the second quarter of each year. Revenues generated by our Latin America Liner Services are generally not affected by seasonal factors.

The revenues of Petroleum Services historically increase during the second and third quarters of each year and decline during the first and fourth quarters due to seasonal influences on activities in Alaska. It is our practice to redeploy those barges which cannot be used in Alaska during the first and fourth quarters of each year to other areas in which operations are not restricted by weather conditions.

Marine activities and related revenues of Marine Services conducted in Alaska and Russia tend to increase during the second and third quarters of each year and decline during the first and fourth quarters. Marine Services’ land operations in Alaska tend to increase in the first and fourth quarters. Most of the other services provided by Marine Services are generally not affected by seasonal factors.

For quarterly financial information concerning our revenues, operating income, net income and earnings per share, see Note 27 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

No material portion of the Company’s business is subject to renegotiation of profits by the United States government or termination of contracts or subcontracts at the election of the United States government.

COMPETITION

The competition faced by our segments is intense. The principal methods of competition in the Company’s business are service, price, experience, reputation and quality of equipment. The Company believes that its pricing is competitive and that the quality of its services, experience and equipment is among the highest in the industry. A number of our competitors have financial resources and operating staffs substantially larger than those of the Company and, from time to time, may use those resources either to lower rates or acquire equipment which, in either case, may provide a competitive advantage over the Company. See “Item 1A. Risk Factors.”

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

Liner Services

The services offered by Liner Services between the United States and Puerto Rico and the Caribbean Islands currently compete with four principal carriers: Horizon Lines, Trailer Bridge, Sea Star Line, LLC and Tropical Shipping. The services offered by Liner Services between the United States and Latin America currently compete with three principal carriers: Maersk/Sealand, Seaboard and American President Line. We believe our share of these markets in 2006 was substantial.

Logistics Services

The U.S. logistics market is a highly competitive market with many public and privately held companies competing with us domestically and internationally. Major competitors for providing transportation management and special cargo handling services include: Maersk Logistics, APL Logistics, Econocaribe, Seaboard Solutions and Tropical Shipping.

Marine Services

Our principal competitor for providing ship assist, tanker escort, docking and related services on the West Coast of the United States is Foss Maritime. Numerous other public or privately held companies are also a source of competition, including Starlight Marine Services and Millennium Towing Company. We believe that our share in markets on the West Coast of the United States in 2006 was substantial.

Our principal United States based competitors for providing tug and barge towing and project services: (a) in the Gulf of Mexico are Tidewater, Edison Chouest, Delta Towing, Dolphin Towing, Harvey Gulf Marine, McDonough Marine Service, Otto Candies Marine Transportation and Towing and Smith Maritime; and (b) on the West Coast are Foss Maritime, Seacoast, Sause Brothers, Brusco, Dunlap Towing and Baydelta. West Coast transportation companies such as Lynden and Northland Services compete with us for general cargo moves and, to a lesser extent, for general towing and emergency services. Among our principal foreign competitors are Seacor Smit, Seaspan and Seaspan Cyprus, Ltd., Anchor Marine Transport of Great Britain, ITC Towing of the Netherlands and Fairmount Towing. Competitors also include segments of the heavy lift shipping industry such as Dockwise and Blue Marlin. Further competition, primarily for government contracts, comes from qualified small businesses. In the salvage/emergency services business, our principal competitors on a global basis include Seacor Smit and Wijsmuller.

Petroleum Services

We are a major carrier of petroleum products in the U.S. Jones Act trades and utilize tankers, towed barges, integrated tug-barge units and articulated tug-barge units for this purpose. Major competitors include Seabulk International, Sause Brothers, Moran Towing Corp., Bouchard Transportation Co., Penn Maritime Inc., Hornbeck Offshore Services, Allied Towing Corp., American Heavylift Shipping Co., United States Shipping Partners L.P., Overseas Shipholding Group., Keystone Shipping Co. and K-Sea Transportation Partners L.P. The major competitors in the Alaska petroleum transportation and distribution market are Delta Western, Sirius Marine, Northern Transport and some foreign tankers delivering products to the Aleutian terminals in Alaska. Oil companies and independent owners that operate vessels and other modes of petroleum transportation, including pipelines, also compete with our vessels for cargoes.

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

Our United States marine operations are also subject to regulation by various United States federal agencies or the successors of those agencies, including the Surface Transportation Board (the successor federal agency to the Interstate Commerce Commission), the U.S. Department of Transportation Maritime Administration (“MARAD”), the Federal Maritime Commission and the Coast Guard. These regulatory authorities have broad powers over operational safety, tariff filings of freight rates, service contracts, certain mergers, contraband, environmental contamination, financial reporting and homeland, port and vessel security.

Our common and contract motor carrier operations are regulated by the United States Surface Transportation Board and various state agencies. The Company’s drivers, including owner-operators, also must comply with the safety and fitness regulations promulgated by the United States Department of Transportation, including certain regulations for drug and alcohol testing and hours of service. The officers and unlicensed crew members employed aboard the Company’s vessels must also comply with numerous safety and fitness regulations promulgated by the United States Coast Guard, including certain regulations for drug testing and hours of service.

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

Environmental Regulation

All of the Company’s operations are subject to various federal, state and local environmental laws and regulations implemented principally by the Environmental Protection Agency, the United States Department of Transportation, the United States Coast Guard and state environmental regulatory agencies. These regulations govern the management of hazardous wastes, discharge of pollutants into the air, surface and underground waters, including rivers, harbors and the 200-mile exclusive economic zone of the United States, and the disposal of certain substances.

We are currently involved in the remediation of 19 properties and have estimated that approximately $5.3 million will be spent over the next ten years on these projects. For further information on environmental liabilities, see the critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 22 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” The contamination at these properties is the result of historic operations. We believe that our current operations are in material compliance with current environmental laws and regulations. We are currently working with different state and federal agencies through agreed upon orders, decrees or voluntary actions on the remediation of the impacted properties mentioned above. We are not subject to, or aware of, any material pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties for federal, state or local environmental non-compliance or alleged non-compliance are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

Oil Pollution Act Of 1990

The Oil Pollution Act of 1990 (“OPA 90”) established an extensive regulatory and liability regime intended to protect the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters and owners, operators and bareboat charterers of vessels operating in United States waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of establishing liability limits, financial responsibility and response planning requirements, OPA 90 distinguishes tank vessels (which include our petroleum product tankers, integrated tug/barge units, articulated tug/barge units and our oil barges) from “other vessels” (which include our tugs and the RO/RO and LO/LO vessels). As a result of certain oil spills by other shipping companies which received international publicity, our single hulled tankers and barges are subject to heightened scrutiny by our customers and various regulatory bodies.

Under OPA 90, owners and operators of facilities and owners, operators and bareboat charterers of vessels are “responsible parties” and are jointly, severally and strictly liable for removal costs and damages arising from oil spills relating to their facilities and vessels, unless the spill results solely from the act or omission of a third party, an act of God or an act of war. Damages are defined broadly to include:

•	natural resources damages and the costs of assessment thereof;

•	damages for injury to, or economic losses resulting from the destruction of, real and personal property;

•	the net loss of taxes, royalties, rents, fees and profits by the United States government, and any state or political subdivision thereof;

•	lost profits or impairment of earning capacity due to property or natural resources damage;

•	the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and

•	the loss of subsistence use of natural resources.

For facilities, the statutory liability of responsible parties is limited to $350 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel. For any “other vessel” statutory liability is limited to the greater of $600 per gross ton or $500,000 per vessel. However, such liability limits do not apply to an incident proximately caused by violation of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities. Although we currently maintain the maximum available pollution liability insurance coverage that is available through the International Group of P&I Clubs, a catastrophic spill could result in liability in excess of available insurance coverage, as well as a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers operating in United States waters must be built with double hulls, and existing single hull double-side or double-bottom vessels must be phased out over time, unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the United States Coast Guard, the Company has 2 vessels in 2010 and 4 vessels in 2011 that must stop carrying petroleum and petroleum products if they are not retrofitted with double hulls. The impact on the Company’s financial condition, results of operations and cash flows would not be materially adversely impacted if these 6 vessels are not replaced when the phase-out occurs. In addition, we own 31 other vessels which will need to be retrofitted with double hulls by 2015 in order to continue to carry petroleum or petroleum products in United States waters. Included in these 31 vessels are 27 barges that will not be required to comply with the double hull requirement of OPA 90 so long as they continue to carry refined petroleum products in or adjacent to waters of the Bering Sea, Chukcki Sea and the Arctic Ocean and water tributaries thereto and the waters of the Aleutian Islands and the Alaskan Peninsula west of 155 degrees west longitude. While the Company has not completed its study of what it would cost to make such vessels comply with OPA 90 or to replace non-complying vessels with new or used complying vessels, we believe that the cost of compliance or replacement would represent a material capital expenditure.

OPA 90 expanded pre-existing financial responsibility requirements and requires vessel owners, operators and bareboat charterers to establish and maintain with the United States Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Coast Guard regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall amount of financial responsibility from $1,200 to $1,500 per gross ton. We have obtained “Certificates of Financial

Responsibility” pursuant to the Coast Guard Regulations for our petroleum product and chemical carriers through self-insurance and commercial insurance.

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

Title XI

Title XI of the Merchant Marine Act of 1936 permits the Secretary of Transportation, acting through MARAD, to provide a United States government guarantee of the repayment of certain loans arranged for the construction, reconstruction or reconditioning of vessels constructed, reconstructed or reconditioned in the United States. Debt guaranteed pursuant to Title XI can have a term of up to twenty-five years and interest rates are generally more favorable than rates available from commercial lenders. At December 31, 2006, the Company has $175.6 million of debt guaranteed pursuant to Title XI collateralized by 23 vessels with a net book value of $197.6 million.

Construction Reserve Fund

Under its agreement with the MARAD, the Company is allowed to deposit to a Construction Reserve Fund (“CRF”) proceeds from qualified sales of vessels without payment of federal income taxes. CRF cash and marketable securities are restricted to provide for the replacement of vessels (constructed or purchased) within strict guidelines established by MARAD. Deposits to the CRF are considered to be a tax deferral in the year of a sale of a qualified vessel. Qualified withdrawals for investments in vessels do not give rise to a current tax liability, but reduce the depreciable bases of the vessels for income tax purposes. At December 31, 2006, the Company’s CRF had cash of $9.7 million. The Company has incurred approximately $50.4 million of qualified expenditures. Accordingly, the Company can obtain reimbursement from its CRF upon approval from MARAD.

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

During the year ended December 31, 2006, the Company deposited $42.5 million to its CCF and had qualified withdrawals of $22.1 million on qualified expenditures of $22.8 million from its CCF. At December 31, 2006, the Company’s CCF had a balance of $21.8 million consisting of $21.4 million in qualified receivables, $.3 million in accrued interest receivables and $.1 million in cash.

International

Our vessels that operate internationally are subject to various international conventions, including certain safety, environmental and construction standards. Among the more significant conventions are: (i) the International Convention for the Prevention of Pollution from Ships 1973, 1978 Protocol; (ii) the International Convention on the Safety of Life at Sea, 1978 Protocol, including the International Management Code for the Safe Operation of Ships and for Pollution Prevention, which went into effect for tank vessels on July 1, 1998; and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978, as amended in 1995. These conventions govern oil spills and other matters related to environmental protection, worker health and safety, and the manning, construction and operation of vessels. As a general matter, surveys and inspections are performed by internationally recognized classification societies.

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

EMPLOYEES

As of December 31, 2006, we had 4,074 employees, including 1,508 employed on vessels and 2,566 employed at our domestic and foreign offices and other land-based facilities. The Company has 2,371 employees under the terms of 26 separate collective bargaining agreements with nine different unions which, among other things, set forth the wages and benefits of these employees. These agreements have expiration dates ranging from 2007 to 2015. The Company’s operations have not been affected significantly by work stoppages and, in the opinion of management, relations with employees are good.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

		Principal Occupations and Business
Name of Executive Officer	Age	Experience During the Past Five Years

Thomas B. Crowley, Jr.	40	Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1994.
William A. Pennella	62	Vice Chairman of the Board of Directors of the Company since September 2000; Executive Vice President of the Company since January 1996.
Daniel L. Warner	38	Senior Vice President and Treasurer of the Company since January 1, 2006; Vice President and Treasurer of the Company since June 2005; Finance Director of Puerto Rico and Caribbean Islands Services from February 2005 to June 2005; Finance Director of Logistics Services from November 2002 to February 2005; Senior Planning Analyst from November 2001 to November 2002.
Arthur F. Mead III	40	Senior Vice President and General Counsel and Assistant Secretary of the Company since January 1, 2006; Vice President and General Counsel to Liner Services and Logistics Services from August 2005 to January 2006. Assistant General Counsel to the Company from January 2001 through August 2005.
John C. Calvin	47	Senior Vice President and Controller of the Company since January 2005; Vice President and Controller of the Company from September 2000 to December 2004; Director of Corporate Planning of the Company from January 1999 to September 2000.
Susan L. Rodgers	57	Senior Vice President of Administration of the Company since January 2005; Vice President, Human Resources of the Company from January 1997 to December 2004.
Richard L. Swinton	59	Vice President, Tax and Audit of the Company since September 2000; Controller of the Company from August 1994 to September 2000

Item 1A.	Risk Factors.

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

Liner Services is subject to economic factors and the cyclical nature of its business can cause fluctuations in earnings

Economic factors affecting the geographic regions in which Liner Services are provided and cyclical business patterns experienced by this part of the maritime shipping industry have caused the earnings of Liner Services to vary in the past and are likely to cause similar variations in the future. These geographic regions are subject to economic and trade competition for their products from other parts of the world and such competition could have a negative effect on economies in these geographic regions, their exports to the United States and their imports from the United States, which could have a negative impact on our Liner Services business. There is no assurance that Liner Services will be able to redeploy its vessels from less profitable markets into other markets or uses.

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

The cost of fuel represents a significant cost to the Company’s operations. Fuel expense, excluding the cost of fuel sold to customers, represented approximately 12.3%, 11.8% and 8.5% of consolidated operating expenses for the years ended December 31, 2006, 2005 and 2004, respectively. In certain cases the Company’s operating segments are able to pass increased fuel costs to its customers in the form of: (1) bunker surcharges as agreed to in customer contracts or in published tariffs; (2) a direct charge as defined in the time charter agreements for certain vessels; and (3) adjustments to contracts as negotiated with customers. In other cases, increased costs are borne by the Company.

Fuel purchased by our Petroleum Services segment for resale is purchased at market prices and resold at market prices plus a fixed margin.

The nature of Marine Services contracts may add volatility to our results of operations

Marine Services frequently provides many of its services in response to discrete customer projects or in response to emergency or salvage conditions and its contracts are generally short-term, usually terminating within one year. Accordingly, customers who account for a significant portion of revenues and operating income in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. In addition, certain Marine Services contracts contain clauses that do not entitle us to payment of compensation unless certain results are achieved (such as LOF and other contracts). As a result, it is possible that the cost of performing those contracts could lead to losses.

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

Many of our major competitors are diversified multinational companies. Some of these companies have financial resources and operating staffs substantially larger than ours. As a result, they may be better able to make vessels available more quickly and efficiently, meet the customer’s schedule and withstand the effect of declines in market prices. They may also be better able to weather a downturn in our customers’ businesses. As a result, we could lose customers and market share to these competitors.

The Company may incur significant costs, liabilities and penalties in complying with government regulations

Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where the Company’s vessels operate or are registered, has a significant impact on our operations. These regulations relate to worker health and safety, the manning, construction and operation of vessels, homeland, port and vessel security, and oil spills, ballast water emissions and other aspects of environmental protection.

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

Liner Services vessels used in the Puerto Rico and Caribbean Island Service are reaching the end of their useful lives and failure to replace them could impact profitability

The Puerto Rico and Caribbean Island Service, aggregated in our Liner Services segment, uses five 730’ Barges and four 580’ Barges for its service between the United States and Puerto Rico. These vessels are approximately 77% through their useful lives and must be replaced over the next thirteen years. If these vessels are not replaced, this could have a substantial negative impact on the profitability of our Liner Services segment.

Marine-related risks could lead to the disruption of our services and added liabilities

The operation of our vessels is subject to various risks, including catastrophic marine disasters, adverse weather and sea conditions, capsizing, grounding, mechanical failure, collision, terrorism, oil, chemical and other hazardous substance spills and navigation errors. These risks could endanger the safety of our personnel, our vessels, the cargo we carry, the equipment under tow and other property, as well as the environment. If any of these events was to occur, the Company could be held liable for resulting damages. In addition, the affected vessels could be removed from service on a temporary or permanent basis. The adverse weather, sea conditions and other marine-related risks discussed above can also result in delays in scheduled voyages and thus affect the timing of the recognition of revenue and can increase costs incurred.

Adverse outcomes in our asbestos-related lawsuits could harm our financial condition, results of operation and cash flows

The Company is a defendant in numerous lawsuits filed on behalf of current, retired or deceased seamen or others seeking damages for unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Company. See “Item 3. Legal Proceedings” and Note 23 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” Additional litigation relating to these matters may be commenced in the future. While it is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain of these matters could have a material adverse effect on our financial condition, operating results or cash flows.

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

A terrorist attack on one or more of our vessels anywhere in the world could have a material adverse effect on our financial condition, results of operations or cash flows. Although we currently maintain the maximum War Risk and Terrorism liability insurance coverage that is available through the International Group of P&I Clubs, a catastrophic occurrence could result in liability in excess of available insurance coverage, resulting in a material adverse affect on our business.

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

Actions by our unionized labor could harm our financial condition, results of operation or cash flows

The Company’s operations are heavily dependent on unionized labor, both in the United States and in foreign markets. Maintenance of satisfactory labor relations is important to our operations. At December 31, 2006, approximately 58% of the Company’s employees were members of unions. The Company has collective bargaining agreements with nine different unions. These agreements will expire between now and 2015. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to the Company upon expiration of one or more of these agreements. If the Company is not able to negotiate favorable terms, it may be at a competitive disadvantage. In addition, a protracted strike or similar action by a union could have a material adverse effect on our financial condition, results of operations or cash flows.

Our international operations pose additional risks that can negatively impact our financial condition, results of operations or cash flows

Substantial amounts of our revenues are derived from our foreign operations. (See Note 26 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”) These operations are subject to various conditions and potential events associated with and inherent in the conduct of business with foreign nations. These include, without limitation, political instability, vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, reliance on foreign agents for collection of revenue, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond our control.

While it is not possible to predict whether any of these conditions will develop or events will occur, the development or occurrence of any one or more of them could have a material adverse affect on our financial condition, results of operations or cash flows. While we do business in many countries outside of the United States, substantially all such business is denominated in United States dollars. Since only some of our expenses outside of the United States are made in United States dollars our expenses in foreign countries could effectively increase if the United States dollar declines in value against a foreign country’s local currency.

Other business risks, known and unknown, may impact our results

Other risks which may affect our operations and revenues include our ability to:

•	manage our costs effectively;

•	finance our operations and construct new vessels on acceptable terms;

•	charter our vessels on acceptable terms; and

•	manage these risks successfully.

There is no established public trading market for our stock so shares are difficult to sell

There is no established public trading market for our common stock and none is expected to develop. Since we registered our common stock under the Exchange Act in April 2002, the “pink sheets” (a centralized quotations service that collects and publishes market maker quotes for over-the-counter securities) have reported only 8 trades in our common stock for a total of approximately 2,100 shares. No assurances can be given that the holders of our shares can sell them in secondary market transactions, or as to the prices at which such shares may be sold. Furthermore, because we do not raise equity capital in public equity markets, our cost of capital may be higher than our competitors and may make our financing of capital projects like vessel construction more costly and less competitive than our competition.

Mr. Crowley can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders’ interests

As of February 15, 2007, Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, beneficially owned approximately 49.3% of our outstanding common stock, 100% of our Class N common stock, and approximately 99.9% of our outstanding Series A Junior Convertible Preferred Stock. This ownership gives Mr. Crowley approximately 68.0% of the total votes attributable to our outstanding voting stock as of February 15, 2007. Because the Series A Junior Convertible Preferred Stock is entitled to vote along with the shares of common stock, Mr. Crowley’s stock ownership means that he is able to exercise control over all matters requiring stockholder approval even if other stockholders oppose them. As a result, Mr. Crowley controls all matters affecting the Company, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financing arrangements; and

•	the payment of dividends on our stock.

Mr. Crowley and his family are the beneficiaries of certain split-dollar life insurance agreements and a related settlement agreement. As the Company has previously disclosed, the Company and Mr. Crowley were parties to certain split-dollar life insurance agreements. On April 6, 1992, the Company and Mr. Crowley entered into the first of these agreements (the “1992 Agreement”) and on July 20, 1998, the Company and Mr. Crowley entered into a second agreement (“the 1998 Agreement”). Following the passage of the Sarbanes-Oxley Act of 2002 (the “Act”), it is uncertain whether the Act prohibits the Company from continuing to pay the annual premiums for these life insurance policies owned by Mr. Crowley and certain trusts for the benefit of his descendants. While the Act does not specifically address these types of insurance arrangements, it generally makes it unlawful to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof). Since it is possible that the Act might be construed as treating annual premium payments made after July 30, 2002 under the split-dollar life insurance agreements as new extensions of credit which would be prohibited by the Act, the Company has suspended making any annual premium payments for the life insurance policies owned by Mr. Crowley and the trusts.

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

Furthermore, upon the death of Mrs. Molly M. Crowley, the Company will receive the total paid for premiums under the life insurance policies, net of certain payments made by or on behalf of Mr. Crowley. If the Company and Mr. Crowley terminate the 1998 Agreement, the Company will be paid an amount equal to the lesser of the life insurance policies’ cash surrender value or the amounts of premiums paid by the Company reduced by certain payments made by or on behalf of the Mr. Crowley. At December 31, 2006, the Company has a receivable from Mr. Crowley with a balance of $12.0 million which is non-interest bearing and is stated at the amount the Company is entitled to receive under the 1998 Agreement.

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties.

Our corporate headquarters and executive offices have been relocated to 9487 Regency Square Boulevard, Jacksonville, Florida 32225, a 100,000 square foot building owned by the Company. Liner Services, Logistics Services and Petroleum Services also conduct their operations from these offices. Another primary location for conducting Petroleum Services’ operations is our office located at 7941 Sandlewood Place, Anchorage, Alaska 99507 where we own a 9,200 square foot building. Additional executive offices are located at 555 12th Street, Oakland, CA 94607, where we lease approximately 3,528 square feet pursuant to a lease which expires in 2011.

The operations of Marine Services are primarily conducted from offices located at 1102 Southwest Massachusetts Street, Pier 17, Seattle, Washington 98134, where we lease approximately 40,000 square feet pursuant to a lease which expires in 2022.

We also maintain additional facilities in the United States and abroad to support our businesses, including warehouse facilities, dock facilities, tank farms and gas stations. U.S. facilities are located in Florida, Puerto Rico, Alaska, Washington, New Jersey, Mississippi, Texas, Louisiana, and California. Significant international operations are located in Singapore, Russia, the United Kingdom, Costa Rica, El Salvador, Guatemala, Honduras and Panama.

We believe that all of our facilities and equipment are in good condition, well maintained and able to support our current operations. For additional information concerning our properties, see the information concerning our fleet of vessels and certain other properties as set forth in “Item 1. Business.”

Item 3.	Legal Proceedings.

General Litigation

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2006, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

Asbestos Litigation

The Company is currently named as a defendant with other shipowners and numerous other defendants with respect to 15,259 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Cleveland, Ohio and Detroit, Michigan. Each of these cases, filed on behalf of a seaman, longshoreman, ship repair worker or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law.

Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases (“the Multidistrict Litigation”) were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed subject to reinstatement in the future. Thirty-six of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing these cases. Although ten years have passed since the dismissal, it is not known whether a plan can be developed that will result in settlement of the cases. If not settled, upon reinstatement, the cases should be remanded to the Ohio and Michigan federal courts.

In addition, the Company is a defendant with others in 97 asbestos or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.

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

At December 31, 2006, the Company has accrued $3.1 million as its best estimate of the liability and has recorded a receivable from its insurance companies of $1.1 million related to its reinstated asbestos litigation and other asbestos and toxic claims described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.

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

A summary of all the asbestos-related claims discussed above for the years ended December 31, 2006, 2005 and 2004 is presented below (dollars are in thousands):

	2006	2005	2004

Number of claims filed	66	62	60
Number of claims settled	5	6	12
Number of claims dismissed	3	6	20
Total settlements paid	$83	$93	$6,488
Average settlement	$17	$16	$541
Legal expenses paid	$607	$571	$898
Insurance proceeds received	$6,377	$77	$298

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

Litigation Involving Directors

A purported class action and derivative complaint, Franklin Balance Sheet Investment Fund v. Crowley (“Franklin”), was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants improperly spent on certain split-dollar life insurance policies to advance a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of his family. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. The motion was briefed and heard on September 30, 2005. Before ruling on the motion to dismiss, the Court, on January 19, 2006, ordered that motion stayed pending resolution of two motions filed on December 27, 2005; one motion to amend filed by the plaintiff, and a second motion to intervene filed by a purported stockholder. These motions were briefed and a hearing on the plaintiffs’ motion to amend was held on June 9, 2006. The Court granted these motions and ordered the plaintiffs to promptly file their amended complaint. Plaintiffs filed their amended complaint on October 24, 2006. On November 8, 2006, the Company moved to dismiss the Amended Complaint in its entirety.

The Company intends to vigorously defend this action, as it believes that there are legal and factual defenses to the claims. The Company believes that an adverse outcome of this case would not have a material effect on its financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market exists for our common stock. Although quotations for shares of our common stock may be obtained in the “pink sheets” (a centralized quotations service that collects and publishes market maker quotes for over-the-counter securities), because secondary market activity for shares of our common stock has been severely limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices (in dollars per share) for our common stock, as reported in the “pink sheets,” for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions, if any.

	HIGH	LOW

Fiscal Year Ended December 31, 2006
Fourth Quarter	$1,925	$1,800
Third Quarter	$2,000	$1,800
Second Quarter	$1,900	$1,505
First Quarter	$1,505	$1,500
Fiscal Year Ended December 31, 2005
Fourth Quarter	$1,500	$1,419
Third Quarter	$1,419	$1,300
Second Quarter	$1,300	$1,175
First Quarter	$1,175	$1,100

As of February 15, 2007, we had 431 stockholders of record of our voting common stock and 1 holder of record of our Class N non-voting common stock.

We pay no dividends on our common stock. Any payment of future dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors may deem relevant.

The restrictive covenants of the Company’s financing and leasing agreements require, among other things, annual maintenance of working capital that is equal to or greater than 50% of the total of charter hire and other lease obligations with remaining terms in excess of one year. The amount of minimum working capital so required at December 31, 2006 was $38.3 million. Although the Company is restricted from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period so long as the combined cost does not exceed $10.0 million. The Company paid dividends on its Series A Junior Convertible Preferred Stock and repurchased common stock from employee stock ownership plans within these restrictions during 2006. So long as the Series A Junior Convertible Preferred Stock remains outstanding, the Company does not anticipate paying dividends on its common stock. At December 31, 2006, the Company was in compliance with all covenants under its financing and leasing agreements. For information concerning our restrictive covenants see Notes 14 and 15 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan (“RSP”), which held 8,075 shares of our common stock at December 31, 2006, all of which are fully vested. Distributions of shares allocated to RSP participants are made as soon as practicable following the participant’s death, disability, retirement, termination of Company employment after attainment of age 65 or termination of employment if the participant’s account balance is less than one share. All other vested participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution of whole shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of common stock are subject to the Company’s right to repurchase them for cash equal to their fair value (based on a non-marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end.

The Company sponsors the Crowley Maritime Corporation Stock Savings Plan (“SSP”), a profit sharing plan which held 3,497 shares of our common stock at December 31, 2006, all of which are fully vested. Distribution of shares allocated to SSP participants are made as soon as practicable following the participant’s death, retirement, or termination of employment. Upon distribution of common stock from the SSP, each share of common stock contains a put option which provides the participant the option to sell his or her shares of stock to the Company upon retirement, death or after a break in service at the common stock’s fair value (based on a marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end.

The Company also sponsors the Crowley Maritime Corporation Employee Stock Ownership Plan (“ESOP”). At December 31, 2006, there were 2,998 shares outstanding with 400 shares allocated to the participants. Distributions of shares allocated to ESOP participants are made as soon as practicable following the participant’s death, disability, retirement, termination of Company employment after attainment of age 65 or termination of employment if the participant’s account balance is less than one share. All other vested participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. Upon distribution of common stock from the ESOP, each share of common stock contains a put option which provides the participant the option to sell his or her stock to the Company upon retirement, death or after a break in service at the common stock’s fair value (based on a non-marketable minority interest basis), determined by an independent appraisal as of the preceding calendar year-end.

A summary of the shares purchased by the Company from these plans in the fourth quarter of 2006 is as follows:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total Number	Average	Shares (or Units)	Shares (or Units)
	of Shares	Price Paid	Purchased as part of	that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

October 1 - 31, 2006	93	$2,220.83	N/A	N/A
November 1 - 30, 2006	45	2,191.04	N/A	N/A
December 1 - 31, 2006	220	2,074.96	N/A	N/A

Item 6.	Selected Financial Data.

The following table presents summary consolidated financial and operating data for the Company. The data presented in this table are derived from the audited financial statements of the Company and should be read in conjunction with: (a) the consolidated financial statements and the notes thereto in “Item 8. Financial Statements and Supplementary Data,” which provides a further explanation of the financial data summarized here; and

(b) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which describes a number of factors which have affected our financial results.

As further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company purchased Columbus Distributing, Inc. and certain assets of Fast Fuel LLC, on January 1, 2006 and October 1, 2006, respectively. The Company also purchased Northland Fuel and Titan Maritime, LLC on September 6, 2005 and October 1, 2005, respectively. The operations of these acquisitions are included in the Company’s Consolidated Statements of Operations commencing on these respective purchase dates.

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004	2003	2002

STATEMENT OF OPERATIONS DATA:
Revenues	$1,467,686	$1,190,813	$990,401	$959,780	$951,243
Operating income	82,330	80,800	29,016	37,268	35,487
Income from continuing operations	38,286	42,389	9,889	12,029	15,881
Gain (loss) from discontinued operations, including gain/loss on disposal, net of tax	71	(3,513)	15,026	1,212	1,391
Cumulative effect of change in accounting principle, net of tax	—	—	—	(420)	—
Net income	38,357	38,876	24,915	12,821	17,272
Preferred stock dividends	(1,575)	(1,575)	(1,575)	(1,575)	(1,666)
Change in fair value of redeemable common stock	(2,480)	(330)	—	—	—
Net income attributable to common stockholders	$34,302	$36,971	$23,340	$11,246	$15,606
Basic Earnings Per Common Share:
Income from continuing operations	$255.79	$300.94	$61.45	$77.04	$104.51
Gain (loss) from discontinued operations	0.53	(26.11)	111.05	8.93	10.23
Cumulative effect of change in accounting principle	—	—	—	(3.10)	—

Net income	$256.32	$274.83	$172.50	$82.87	$114.74

Diluted Earnings Per Common Share:
Income from continuing operations	$222.77	$260.54	$61.21	$74.28	$97.31
Gain (loss) from discontinued operations	0.44	(21.76)	93.01	7.48	8.58
Cumulative effect of change in accounting principle	—	—	—	(2.59)	—

Net income	$223.21	$238.78	$154.22	$79.17	$105.89

	As of December 31,
	2006	2005	2004	2003	2002

BALANCE SHEET DATA:
Current assets	$381,781	$287,779	$366,935	$370,728	$233,293
Non current assets	836,837	770,932	613,822	642,242	650,568

Total assets	$1,218,618	$1,058,711	$980,757	$1,012,970	$883,861

Current liabilities	$279,740	$243,832	$203,332	$214,372	$192,644
Other non current liabilities	156,703	132,127	112,210	126,488	117,392
Long-term debt, net of current portion	389,882	322,686	341,380	372,373	285,895
Redeemable common stock	10,048	8,183	8,700	9,259	9,618
Stockholders’ equity	382,245	351,883	315,135	290,478	278,312

Total liabilities, redeemable common stock and stockholders’ equity	$1,218,618	$1,058,711	$980,757	$1,012,970	$883,861

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. As explained in the beginning of Part I of this report, in addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties.

Executive Summary

  Acquisitions and Dispositions

We are continually looking for opportunities that will complement or strengthen our existing businesses. As part of these efforts, we entered into the following acquisitions or construction contracts:

Acquisitions

•	On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively “CDI”), a fuel distribution business in Alaska, for cash of $5.0 million, net of $.5 million cash acquired. The acquisition of CDI further expands the Company’s Alaskan fuel distribution business and is reported under the Petroleum Services segment.

•	On October 1, 2006, the Company acquired certain assets of Fast Fuel LLC, (“Fast Fuel”), a fuel distribution business in Alaska, for a purchase price of $1.5 million. The purchase of the Fast Fuel assets complements the Company’s fuel distribution operations in Alaska and is reported under the Petroleum Services segment.

•	In January 2007, the Company acquired the tanker escort business of SeaRiver Maritime, Inc. (“SeaRiver”), for a cash purchase price of $7.5 million consisting of bareboat charters for two vessels, a revenue sharing agreement, a pier lease agreement, customer list and a non-compete agreement. There were no fixed or tangible assets purchased in this acquisition. This purchase complements the Company’s ship assist operations in the San Francisco Bay, California area and will be reported under the Marine Services segment.

Construction Contracts

•	In February 2006, the Company entered into a construction contract for two heavy lift barges and in January 2007, the Company entered into a construction contract for one heavy lift barge for a combined contract price of $41.7 million (including cost of owner-furnished equipment). The Company intends to deploy these barges in its Marine Services segment during 2007.

•	On September 1, 2006, the Company entered into a contract for the construction of four articulated tug/barge units (“ATBs”) at a contract price of $47.1 million each. Including the cost of owner-furnished equipment, the aggregate cost of constructing the four vessels is expected to be approximately $236.4 million. Over the last three years, the Company has contracted for a total of ten ATBs to be constructed, two of which were delivered in 2006.

Critical Accounting Policies

The preparation of the consolidated financial statements, upon which this discussion and analysis is based, requires management to make estimates and judgments which impact those consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, amortization and impairment, dry-docking, goodwill and intangibles, revenue recognition, LOF contract cost recoveries, insurance reserves and litigation and environmental reserves. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial condition, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Dry-docking

Under U.S. Coast Guard Rules administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry-docking, to maintain the required operating certificates. These dry-dockings generally occur every two and one-half years, or twice every five years. Because dry-dockings enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled dry-dockings for major owned vessels are deferred and amortized on the straight-line basis until the next regularly scheduled dry-docking period.

The Company capitalizes dry-docking costs for major owned vessels (Tankers, 580’ Barges, 730’ Integrated Tug/Barge units and ATBs). Vessel dry-docking costs for other owned vessels (Offshore Tugs, Tractor Tugs, River Tugs, 1,000-5,999 DWT Barges, 6,000-20,000 DWT Barges and miscellaneous barges) are not individually significant and are expensed as incurred as repair and maintenance expense. The types of material costs that are incurred for dry-dockings include, but are not limited to, compliance with regulatory and vessel classification inspection requirements, blasting and coating of steel and steel replacement. Mobilization costs to and from the dry-docking location are expensed as incurred. During a vessel dry-docking, the Company will occasionally replace vessel machinery or equipment and perform procedures that materially enhance capabilities or extend the useful life of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful life of the vessel.

Goodwill and Intangibles

Goodwill represents the costs of acquired companies in excess of the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is deemed to have an indefinite life and is not amortized, but is subject to impairment testing on an annual basis and when an event occurs or circumstances change that would indicate that the fair value of goodwill has been reduced below its carrying amount. The identification and measurement of potential goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment; the assessment primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

Identifiable intangible assets (either through acquisition or debt issuance) are amortized over their estimated useful lives. Intangible assets that have indefinite lives, such as trademarks, are not subject to amortization. The Company reviews intangible assets for potential impairment on an annual basis and whenever events or changes in circumstances indicate that the fair value has been reduced below its carrying amount. When an indication of impairment is present, the Company estimates the future net cash flows expected to result from the use of the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Revenue Recognition

The Company’s accounting policies for revenue recognition are predicated on the Company’s reporting segment and the type of service provided.

•	Liner Services — revenue is recognized on the proportional performance basis over each voyage by load and discharge port.

•	Logistics Services — revenue is recognized as services are provided.

•	Marine Services — revenue is recognized as services are provided for ship assist and tanker escort, docking and related services. Management fees for third party vessel management services are recognized as services are provided. Revenue from other contracts is recognized as services are provided or on the proportional performance basis, depending on the type of service provided. See the accounting policy “LOF Contract Cost Recoveries” for revenue recognition related to LOF salvage contracts.

•	Petroleum Services — revenues from fuel sales and management fees for third party vessel management services are recognized as services are provided. Revenue from ocean and river transportation contracts is recognized on the proportional performance basis. Revenue from long-term time charters of vessels with annual escalation clauses are recognized on the straight-line basis.

Estimated losses for all revenue contracts are provided at the time such losses become evident. The Company’s recognition of revenue includes estimates of the total costs incurred for each service and the total billings to perform the service that impacts the estimated operating margin. While the Company has processes in place to assist in developing these estimates, if the Company experiences significantly higher costs or a significant decrease in estimated billings, the Company’s financial condition, results of operations and cash flows could be materially impacted.

LOF Contract Cost Recoveries

Marine Services enters into certain marine salvage contracts on Lloyd’s Standard Form under Salvage Agreement or “Lloyd’s Open Form” (“LOF”). The LOF is administered by the Lloyd’s Salvage Arbitration Branch (“Lloyd’s”). These contracts are governed by the International Convention on Salvage, IMO 1989 (the “Convention”). The Convention was established in 1989 in part to “ensure that adequate incentives are available to persons who undertake salvage operations in respect of vessels and other property in danger.” As governed by the articles of the Convention, LOF contracts provide for two different types of remuneration: (a) Article 13 awards, which are traditional compensation based on the value of the salved property and other factors weighted by Lloyd’s salvage arbitrators; and (b) Article 14 awards, which are special compensation based on the salvor’s costs of operations to minimize or eliminate the risk of environmental harm in the event that the salvor has failed to earn an award under Article 13.

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

The Company begins capitalizing contract costs incurred commencing with the month in which the Company has completed a salvage process that provides it with a valid claim and when such costs are deemed probable of recovery (as defined in SFAS No. 5, Accounting for Contingencies). If costs are incurred in a given month and the Company does not complete a salvage process, the costs are expensed. If costs are incurred in a given month and the Company does not complete a salvage process, the costs are expensed. If costs incurred in a given month for a successful salvage are not deemed probable of recovery, these costs are expensed as incurred. At the time when settlement or arbitration is complete, the Company will recognize the total revenue related to the contract, the total costs that were capitalized and the resulting profit related to the contract. The Company has historically recovered at least its salvage costs in all of its prior salvage operations.

Insurance Reserves

The Company is self-insured for marine, workers’ compensation, protection and indemnity, liability, cargo and asbestos coverages, subject to certain individual and aggregate stop-loss limits. The Company records its self-insurance liability using an actuarial methodology based on claims filed, historical development factors and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experience as well as current facts and circumstances including those for salvage and subrogation reserves. Reinsurance is obtained to cover losses in excess of certain limits. Claims receivable are recorded when it is determined that it is probable the costs of the insured events are recoverable from the insurance company. The determinations of such estimates and the establishment of the self-insurance reserves are continually reviewed and updated. Any adjustments resulting from these reviews are reflected in current operations. The Company’s reserve for incurred but not reported claims represents a significant estimate that could materially change based on independent actuarial analysis and claim history.

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

The Company is a defendant with respect to certain maritime asbestos cases and other toxic tort cases. The Company is neither able to predict the ultimate outcome of this litigation nor provide an estimate of the amount or range of potential loss. In addition, the Company is responsible for environmental remediation relating to contamination of property. Undiscounted liabilities are recorded when the responsibility for such remediation is considered probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend upon the extent of contamination and the future costs of remediation. The ultimate resolution of these litigation and environmental liabilities could have a material impact on the Company’s financial condition, results of operations and cash flows. See “Item 3. Legal Proceedings” and Notes 22 and 23 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for discussion of this and other litigation.

Results of Operations

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2006 and 2005

The following table sets forth the Company’s Consolidated Statements of Operations for the years ended December 31, 2006 and 2005:

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005

Revenues:
Operating revenues	$1,068,439	$997,453
Fuel sales	399,247	193,360

	1,467,686	1,190,813

Expenses:
Operating	929,707	854,423
Cost of fuel sold	361,941	168,543
General and administrative	35,548	37,293
Depreciation and amortization	68,521	65,095
Asset recoveries, net	(10,361)	(15,341)

	1,385,356	1,110,013

Operating income	82,330	80,800
Other income (expense):
Interest income	2,322	3,335
Interest expense	(22,187)	(19,635)
Minority interest in consolidated subsidiaries	(69)	(79)
Derivative losses, net	(1,032)	—
Other income, net	1,582	1,368

	(19,384)	(15,011)

Income from continuing operations before income taxes	62,946	65,789
Income tax expense	(24,660)	(23,400)

Income from continuing operations	38,286	42,389
Discontinued operations:
Gain (loss) from operations, including gain/loss on disposal, net of tax expense (benefit)	71	(3,513)

Net income	38,357	38,876
Preferred stock dividends	(1,575)	(1,575)
Change in fair value of redeemable common stock	(2,480)	(330)

Net income attributable to common stockholders	$34,302	$36,971

Basic earnings per common share	$256.32	$274.83
Diluted earnings per common share	$223.21	$238.78

Consolidated operating revenues increased $70.9 million, or 7.1%, to $1,068.4 million in 2006 compared with $997.5 million in 2005. This increase was primarily the result of the following events or circumstances:

•	$24.0 million generated in our Liner Services segment as a result of an increase in rates which was partially offset by a decrease in container and noncontainer volumes;

•	$17.0 million generated in our Marine Services segment by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska;

•	$10.1 million generated in our Petroleum Services segment primarily from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively;

•	$7.9 million generated in our Marine Services segment from our ship assist, tanker escort, docking and related services provided on the U.S. West Coast and in Alaska as a result of increased tug volumes and rates;

•	$6.8 million generated in our Marine Services segment from our marine salvage operations, primarily resulting from our acquisition of Titan Maritime, LLC (“Titan”) in October 2005;

•	$6.8 million generated in our Marine Services segment from our ship management operations due to higher rates and increased levels of activity;

•	$6.2 million generated in our Marine Services segment from increased activity in our Northern Alaskan land operations; and

•	$3.6 million generated in our Logistics Services segment primarily due to increased demand for trucking, warehousing and ocean freight forwarding operations in the United States and increases in fuel surcharges.

These increases in operating revenues were partially offset by a $5.8 million decrease in our Marine Services segment from a decline in services provided in Far East Russia due to a change in contract work being performed and a $5.0 million decrease in our Petroleum Services segment from a decrease in transportation revenues resulting from an overall decrease in the number of vessels in service during 2006 compared with 2005.

Consolidated fuel sales increased $205.8 million, or 106.4%, to $399.2 million in 2006 compared with $193.4 million in 2005 due to an increase in volumes and prices of fuel sold directly by our Petroleum Service segment. The Company’s fuel volume sold increased to 144.0 million gallons during 2006 from 78.2 million gallons during 2005, primarily due to the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively.

Consolidated operating expenses increased $75.3 million, or 8.8%, to $929.7 million in 2006 compared with $854.4 million in 2005. Vessel-related costs, non-vessel-related costs and direct administrative expenses increased by $35.6 million, $28.0 million and $11.7 million, respectively, in 2006 as compared with 2005. The increase in vessel-related costs was mostly attributable to increases in vessel repair and maintenance, fuel, charter and crew costs, which were partially offset by increases in internal transportation costs charged (at cost) to inventory and cost of fuel sold. The increase in non-vessel-related costs was mostly attributable to increases in labor, purchased transportation and operating material and supply costs and was partially offset by: (a) a reduction in insurance costs; and (b) an insurance recovery of $6.3 million that the Company received during 2006. The insurance recovery related to certain asbestos-related claims paid by the Company during 2004. The increase in direct administrative expenses was due to our acquisitions of Northland Fuel, CDI and Titan. During the fourth quarter of 2006, our Marine Services segment entered into a no-cure-no-pay (non-LOF) salvage contract for which the Company expensed $4.5 million in costs as of December 31, 2006. No revenue was recorded under this contract during 2006 as the contract was not completed. The Company completed the salvage and recorded revenue of $16.0 million under the contract during the first quarter of 2007.

The Company has capitalized $24.8 million of LOF contract cost recoveries related to services performed under three LOF contracts during 2006. The Company has not recognized revenue on these LOF’s in 2006 but considers the recoverability of the related costs to be probable. In November 2006, an arbitrator awarded the Company a Final Interim Award with respect to the LOF contract completed in the first quarter of 2006. The Company expects that the Final Award for this LOF as well as the Final Awards for its two other LOF contracts will be awarded during the third or fourth quarter of 2007. The Company currently cannot estimate the amount of any potential award that would be determined through arbitration. For additional information, see the “LOF Contract Cost Recoveries” critical accounting policy in the “Liquidity” section and Notes 1, 6, 27 and 28 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Consolidated cost of fuel sold increased $193.4 million, or 114.8%, to $361.9 million in 2006 compared with $168.5 million in 2005 as the result of higher volumes and costs of fuel purchased by the Company for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI.

Consolidated depreciation and amortization expense increased $3.4 million, or 5.2%, to $68.5 million in 2006 compared with $65.1 million in 2005. This increase was the result of an increase in depreciation in the amount of $9.7 million due to assets placed in service during 2005 and 2006, including Northland Fuel, Titan and CDI. Also associated with the Northland Fuel, Titan and CDI acquisitions was an increase of $1.1 million for the amortization of certain identified intangible assets. These increases were partially offset by a decrease in amortization of: (1) $6.7 million for dry-dock amortization; and (2) $.6 million for an impairment loss recorded during 2005 on certain non-compete agreements.

Consolidated asset recoveries, net decreased $4.9 million, or 32.0%, to $10.4 million in 2006 compared with $15.3 million in 2005. The gains from 2006 resulted from the sale of land, facilities, eight vessels and other equipment. The gains from 2005 resulted from the sale of twelve vessels and other equipment.

Consolidated operating income increased $1.5 million, or 1.9%, to $82.3 million in 2006 compared with $80.8 million in 2005.

Interest income decreased $1.0 million, or 30.3%, to $2.3 million in 2006 compared with $3.3 million in 2005. The decrease resulted from a decrease in the average cash and cash equivalents balances, which was partially offset by an increase in interest rates.

Interest expense increased $2.6 million, or 13.3%, to $22.2 million in 2006 compared with $19.6 million in 2005. A $4.5 million increase in interest expense incurred for certain container and vessel financings was partially offset by capitalizing $1.9 million more in interest during 2006 compared with 2005.

Derivative losses, net were $1.0 million due to the effects of a $.3 million fair value loss adjustment on the Company’s interest rate swaps and a $.7 million loss on certain heating oil swaps and options entered into by the Company during the second quarter of 2006. For additional information, refer to Note 18 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Income tax expense increased $1.3 million, or 5.6%, to $24.7 million in 2006 compared with $23.4 million in 2005. The effective tax rates were 39.2% and 35.6%, respectively. The effective rate for 2005 was reduced by a reversal of $4.0 million of tax reserves, which the Company had recognized as a deduction in a prior year tax return.

Discontinued operations increased $3.6 million to income of $.1 million for 2006 compared with a loss of $3.5 million for 2005. The loss in 2005 was primarily due to the sale of a vessel during the fourth quarter that was considered a component of the Company, as defined by SFAS No. 144. Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

The change in fair value of redeemable common stock increased $2.2 million to $2.5 million in 2006 compared with $.3 million in 2005. During 2006, the Company recorded fair value adjustments totaling $2.5 million upon receiving its valuations of voting common stock held by its Employee Stock Ownership Plan (“ESOP”) and Stock Savings Plan (“SSP). During 2005, the Company recorded a fair value adjustment of $.3 million on its SSP stock. The ESOP was not implemented until the second quarter of 2005, therefore no fair value adjustment was needed.

Therefore, as a result of the items described above, net income attributable to common stockholders decreased $2.7 million to $34.3 million in 2006 ($256.32 basic earnings per common share and $223.21 diluted earnings per common share) compared with $37.0 million ($274.83 basic earnings per common share and $238.78 diluted earnings per common share) for 2005.

Comparison of Segment Results of Operations for the Years Ended December 31, 2006 and 2005

The following table sets forth revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the years ended December 31, 2006 and 2005. The Company evaluates the performance of its reportable segments based upon the operating income of the segment, excluding other income and expenses (which includes interest income, interest expense, minority interest in consolidated subsidiaries, derivative income (loss) and other income) and income taxes.

Included in operating income of all four of our reportable segments are allocations for corporate services, which include vessel acquisition and construction, engineering, accounting, legal, human resources, information technology, insurance and purchasing support services. Vessel acquisition charges represent an allocation of the utilized vessels, depreciation and amortization based on intercompany bareboat charters. Other corporate services are allocated based upon various assumptions, depending on the type of cost being allocated. During 2006, the Company revised its allocation methodology for corporate overhead among its reportable segments. As a result, the 2005 Operating Income (Loss) for the Company’s reportable segments has been restated to conform with the current presentation.

SEGMENT REVENUES AND OPERATING INCOME
(In thousands)

	Year ended December 31,
	2006	2005

Revenues
Liner Services	$663,095	$639,093
Logistics Services	51,704	48,062
Marine Services	223,071	183,915
Petroleum Services	529,816	319,743

Total revenues	$1,467,686	$1,190,813

Operating income (loss):
Liner Services	$55,737	$45,743
Logistics Services	2,136	(1,745)
Marine Services	3,721	20,621
Petroleum Services	20,736	16,181

Total operating income	$82,330	$80,800

Liner Services

Operating revenues from our Liner Services segment increased $24.0 million, or 3.8%, to $663.1 million in 2006 compared with $639.1 million in 2005. The increase was primarily attributable to a 10.8% increase in average revenue per twenty-foot equivalent, or TEU (“average revenue”), consisting of rate increases for services and fuel surcharges. This increase was partially offset by a decrease of 6.4% in container and noncontainer volume, primarily due to a downturn in the Puerto Rico market.

Operating expenses for our Liner Services segment increased $13.0 million, or 2.3%, to $584.9 million in 2006 compared with $571.9 million in 2005. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, increased $8.9 million during 2006 compared with 2005 primarily as a result of higher fuel costs. Non-vessel expenses, which consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, rent and equipment repairs and maintenance, increased $6.2 million during the 2006 compared with 2005 primarily due to higher purchased transportation costs resulting from higher fuel costs. Direct administrative expenses decreased $2.1 million during 2006 compared with 2005 as the result of a decrease in allocated insurance charges due to: (a) a reduction in insurance costs; and (b) the Company’s receipt of an insurance recovery of $6.3 million during 2006.

Depreciation and amortization for our Liner Services segment increased $.4 million, or 2.8%, to $14.5 million in 2006 compared with $14.1 million in 2005. Depreciation increased by $2.9 million as a result of new assets placed in service during 2005 and 2006, which was partially offset by a decrease in dry-dock amortization of $2.5 million.

Asset recoveries, net for our Liner Services segment decreased $3.8 million, or 84.4%, to $.7 million in 2006 compared with $4.5 million in 2005. The gains during 2006 and 2005 resulted from disposals of equipment.

The operating income from our Liner Services segment increased $10.0 million, or 21.9%, to $55.7 million in 2006 compared with $45.7 million in 2005.

Logistics Services

Operating revenues from our Logistics Services segment increased $3.6 million, or 7.5%, to $51.7 million in 2006 compared with $48.1 million in 2005. The increase was primarily attributable to increased demand for trucking, warehousing and ocean freight forwarding operations in the United States and increases in fuel surcharges.

Operating expenses for our Logistics Services segment increased $3.3 million, or 7.1%, to $49.8 million in 2006 compared with $46.5 million in 2005. Non-vessel expenses, which consist primarily of costs for purchased transportation, labor and facilities, increased $3.7 million during 2006 compared with 2005 primarily due to higher purchased transportation costs resulting from increased demand for trucking, warehousing and ocean freight forwarding operations in the United States and increases in fuel surcharges. Direct administrative expenses decreased $.4 million during 2006 compared with 2005 as the result of a decrease in allocated insurance charges due to: (a) a reduction in insurance costs; and (b) the Company’s receipt of an insurance recovery of $6.3 million during 2006.

Depreciation and amortization for our Logistics Services segment decreased $.7 million, or 43.8%, to $.9 million in 2006 compared with $1.6 million in 2005. Depreciation decreased as a result of an impairment loss of $.6 million recorded during 2005 on its non-compete agreements.

Asset recoveries, net for our Logistics Services segment increased to $2.8 million in 2006, resulting from the sale of certain land and facilities.

The operating income from our Logistics Services segment increased $3.8 million to $2.1 million in 2006 compared with an operating loss of $1.7 million in 2005.

Marine Services

Operating revenues from our Marine Services segment increased $39.2 million, or 21.3%, to $223.1 million in 2006 compared with $183.9 million in 2005. The increase in revenue is attributed to: (a) $17.0 million generated by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska; (b) $7.9 million from our ship assist, tanker escort, docking and related services provided on the U.S. West Coast and in Alaska as a result of increased tug volumes and rates, a portion of which was attributable to a fuel surcharge to cover rising fuel prices; (c) $6.8 million generated from our marine salvage operations, primarily resulting from our acquisition of Titan, a marine salvage business acquired in October 2005; (d) $6.8 million generated by our ship management operations due to higher rates and increased levels of activity; and (e) $6.2 million generated from increased activity in our Northern Alaskan land operations. These increases were partially offset by a $5.8 million decrease in revenues from services provided in Far East Russia due to a change in contract work being performed. Overall vessel utilization increased to 65% during 2006 compared with 62% during 2005.

Operating expenses for our Marine Services segment increased $54.0 million, or 26.7%, to $256.5 million in 2006 compared with $202.5 million in 2005. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, increased $33.5 million during 2006 compared with 2005 as a result of: (a) increased vessel repairs and maintenance; (b) overall increases in fuel costs due to increased fuel prices and higher utilization; (c) increases in crew costs due to higher vessel utilization; and (d) higher third-party charter costs.

Non-vessel expenses, which consist primarily of costs for labor, operating materials, equipment rentals, subcontracting, purchased transportation, and port charges and related costs, increased $17.3 million during 2006 compared with 2005 primarily due to our acquisition of Titan and higher subcontracting costs in harbor services due to increased vessel activity. Direct administrative expenses increased $3.2 million during 2006 compared with 2005 primarily due to increased payroll costs as a result of the acquisition of Titan, which was partially offset by a decrease in allocated insurance charges due to: (a) a reduction in insurance costs; and (b) the Company’s receipt of an insurance recovery of $6.3 million during 2006. During the fourth quarter of 2006, our Marine Services segment entered into a no-cure-no-pay (non-LOF) salvage contract for which the Company expensed $4.5 million in costs as of December 31, 2006. No revenue was recorded under this contract during 2006 as the contract was not completed. The Company completed the salvage and recorded revenue of $16.0 million under the contract during the first quarter of 2007.

The Company has capitalized $24.8 million of LOF contract cost recoveries related to services performed under three LOF contracts during 2006. The Company has not recognized revenue on these LOF’s in 2006 but considers the recoverability of the related costs to be probable. In November 2006, an arbitrator awarded the Company a Final Interim Award with respect to the LOF contract completed in the first quarter of 2006. The Company expects that the Final Award for this LOF as well as the Final Awards for its two other LOF contracts will be awarded during the third or fourth quarter of 2007. The Company currently cannot estimate the amount of any potential award that would be determined through arbitration. For additional information, see the “LOF Contract Cost Recoveries” critical accounting policy in the “Liquidity” section and Notes 1, 6, 27 and 28 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Asset recoveries, net for our Marine Services segment decreased $3.5 million, or 34.0%, to $6.8 million in 2006 compared with $10.3 million in 2005. The gains during 2006 resulted from the sale of eight vessels and other equipment while the gains during 2005 resulted from the sale of 11 vessels and other equipment.

The operating income from our Marine Services segment decreased $16.9 million, or 82.0%, to $3.7 million in 2006 compared with $20.6 million in 2005.

Petroleum Services

Operating revenues from our Petroleum Services segment increased $4.2 million, or 3.3%, to $130.6 million in 2006 compared with $126.4 million in 2005. The increase in revenue is attributed to $10.1 million primarily from the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively. This increase was partially offset by decreases in revenues of: (a) $5.0 million from a decrease in transportation revenues due to an overall decrease in the number of vessels in service during 2006 compared with 2005 (four vessels were out of service due to dry-docking; two vessels were removed from service due to OPA90 regulatory requirements; and three vessels were added, including 2 newly constructed ATBs placed in service during 2006); and (b) $1.1 million from our ship management operations due to a decrease in the number of vessels in the fleet.

Fuel sales from our Petroleum Services segment increased $205.8 million, or 106.4%, to $399.2 million in 2006 compared with $193.4 million in 2005 due to an increase in volumes and prices of fuel sold. The Company’s fuel volume sold increased to 144.0 million gallons during 2006 from 78.2 million gallons during 2005 primarily due to the operations of Northland Fuel and CDI, acquired in September 2005 and January 2006, respectively. During the first quarter of 2007, the Company prospectively settled a fuel sales pricing dispute with a customer for which the Company had written off approximately $4.5 million of revenue in 2006.

Operating expenses for our Petroleum Services segment increased $9.4 million, or 8.5%, to $120.3 million in 2006 compared with $110.9 million in 2005. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, decreased $5.6 million during 2006 compared with 2005 primarily as a result of: (a) an increase in internal transportation costs charged (at cost) to inventory and cost of fuel sold; and (b) an overall decrease in the number of vessels in service within our transportation and ship management operations during 2006 compared with 2005. These decreases were partially offset by the increased costs from additional Alaska lighterage vessels due to the Northland Fuel acquisition. Non-vessel expenses, which consist primarily of costs for labor, facilities, purchased transportation and port charges and related costs, increased $13.8 million during 2006 compared with 2005 mostly due to higher labor costs as a result of our acquisition of Northland Fuel and CDI. Direct administrative expenses increased $1.2 million during 2006 compared with 2005 as a result of the acquisitions of Northland Fuel and CDI. This increase was partially offset by a decrease in direct administrative expenses as the result of a decrease in allocated insurance charges due to: (a) a reduction in insurance costs; and (b) the Company’s receipt of an insurance recovery of $6.3 million during 2006.

Cost of fuel sold for the Petroleum Services segment increased $193.4 million, or 114.8%, to $361.9 million in 2006 compared with $168.5 million in 2005 as the result of higher volumes and costs of fuel purchased by the Company for resale. The increase in volume was primarily due to our acquisitions of Northland Fuel and CDI.

Depreciation and amortization for our Petroleum Services segment increased $2.2 million, or 13.3%, to $18.7 million in 2006 compared with $16.5 million in 2005. The increase was primarily attributable to a $5.6 million increase in depreciation, largely as a result of depreciation recorded on assets acquired as a result of the Northland Fuel and CDI acquisitions. Also associated with the Northland Fuel and CDI acquisitions was an increase of $.8 million for the amortization of certain identified intangible assets. These increases were partially offset by a $4.2 million decrease in dry-dock amortization for vessels.

Asset recoveries, net for our Petroleum Services segment decreased $.5 million, or 83.3%, to $.1 million in 2006 compared with $.6 million in 2005. The gains during 2006 resulted from the sale of equipment while the gains during 2005 resulted from the sale of one vessel and other equipment.

The operating income from our Petroleum Services segment increased $4.5 million, or 27.8%, to $20.7 million in 2006 compared with $16.2 million in 2005.

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2005 and 2004

The following table sets forth the Company’s Consolidated Statements of Operations for the years ended December 31, 2005 and 2004:

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004

Revenues:
Operating revenues	$997,453	$903,517
Fuel sales	193,360	86,884

	1,190,813	990,401

Expenses:
Operating	854,423	799,215
Cost of fuel sold	168,543	71,932
General and administrative	37,293	32,466
Depreciation and amortization	65,095	62,618
Asset recoveries, net	(15,341)	(4,846)

	1,110,013	961,385

Operating income	80,800	29,016
Other income (expense):
Interest income	3,335	1,987
Interest expense	(19,635)	(20,165)
Minority interest in consolidated subsidiaries	(79)	127
Other income, net	1,368	1,024

	(15,011)	(17,027)

Income from continuing operations before income taxes	65,789	11,989
Income tax expense	(23,400)	(2,100)

Income from continuing operations	42,389	9,889
Discontinued operations:
Gain (loss) from operations, including gain/loss on disposal, net of tax expense (benefit)	(3,513)	15,026

Net income	38,876	24,915
Preferred stock dividends	(1,575)	(1,575)
Change in fair value of redeemable common stock	(330)	—

Net income attributable to common stockholders	$36,971	$23,340

Basic earnings per common share	$274.83	$172.50
Diluted earnings per common share	$238.78	$154.22

Consolidated operating revenues increased $94.0 million, or 10.4%, to $997.5 million in 2005 compared with $903.5 million in 2004. This increase was primarily the result of the following events or circumstances:

•	$51.4 million generated in our Liner Services segment as a result of an increase in rates which was partially offset by a decrease in container and noncontainer volumes;

•	$14.5 million generated in our Marine Services segment by higher overall contract demand and utilization for the tug and barge fleet in the Gulf of Mexico, along the U.S. West Coast, and in Alaska;

•	$8.9 million generated in our Marine Services segment from the operations of Titan, a marine salvage business acquired in October 2005; and

•	$8.6 million generated in our Logistics Service segment caused by continued expansion of warehousing and distribution operations in Central America.

Consolidated fuel sales revenues increased $106.5 million, or 122.6%, to $193.4 million in 2005 compared with $86.9 million in 2004 due to an increase in prices and volumes of fuel sold directly by our Petroleum Service segment. The Company’s fuel volume sold increased to 78.2 million gallons during 2005 from 44.1 million gallons during 2004, primarily due to the operations of Northland Fuel acquired in September 2005.

Consolidated operating expenses increased $55.2 million, or 6.9%, to $854.4 million in 2005 compared with $799.2 million in 2004. Vessel-related costs, non-vessel-related costs and direct administrative expenses increased by $34.3 million, $13.6 million and $7.3 million, respectively, in 2005 as compared with 2004. The increase in vessel-related costs was mostly attributable to an increase in fuel and crew costs. The increase in non-vessel-related costs was mostly attributable to increases in fuel, terminal, purchased transportation and subcontracting costs. Direct administrative expenses increased as a result of an increase in administrative payroll expenses primarily as a result of the acquisition of Northland Fuel.

Consolidated cost of fuel sold increased $96.6 million to $168.5 million in 2005 compared with $71.9 million in 2004 as the result of higher volumes and costs of fuel purchased by us for resale. The increase in volume was primarily due to our acquisition of Northland Fuel.

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

Income tax expense increased $21.3 million to $23.4 million in 2005 compared with $2.1 million in 2004. The effective tax rate was 35.6% and 17.5% for 2005 and 2004, respectively. The 2005 effective tax rate was reduced by a reversal of $4.0 million of tax reserves, which the Company had recognized as a deduction in a prior year tax return. The 2004 effective tax rate was reduced primarily due to lower vessel repairs which may be capitalized for tax purposes and favorable Internal Revenue Service (“IRS”) court case resolution.

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

Therefore, as a result of the items described above, net income attributable to common stockholders increased $13.7 million to $37.0 million ($274.83 basic earnings per common share and $238.78 diluted earnings per common share) for 2005 compared with a net income attributable to common stockholders of $23.3 million ($172.50 basic earnings per common share and $154.22 diluted earnings per common share) for 2004.

Comparison of Segment Results of Operations for the Years ended December 31, 2005 and 2004

The following table sets forth operating revenues and operating income for Liner Services, Logistics Services, Marine Services, and Petroleum Services for the years ended December 31, 2005 and 2004. During 2006, the Company revised its allocation methodology for corporate overhead among its reportable segments. As a result, 2005 and 2004 Operating Income (Loss) for the Company’s reportable segments has been restated to conform with the current presentation.

SEGMENT REVENUES AND OPERATING INCOME
(In thousands)

	Year ended December 31,
	2005	2004

Revenues
Liner Services	$639,093	$587,689
Logistics Services	48,062	38,440
Marine Services	183,915	161,426
Petroleum Services	319,743	202,846

Total revenues	$1,190,813	$990,401

Operating income (loss):
Liner Services	$45,743	$26,633
Logistics Services	(1,745)	(5,638)
Marine Services	20,621	(1,202)
Petroleum Services	16,181	9,223

Total operating income	$80,800	$29,016

Liner Services

Operating revenues from our Liner Services segment increased $51.4 million, or 8.7%, to $639.1 million in 2005 compared with $587.7 million in 2004. The increase was primarily attributable to a 9.5% increase in average revenue per TEU, which was partially offset by a decrease of .7% in container and noncontainer volume. The average revenue increase was a result of: (a) rate increases for our services between the United States and Puerto Rico and between the United States and certain Caribbean Islands and the Bahamas; and (b) increases in fuel surcharges in both the Puerto Rico and Caribbean Islands Services and Latin America Services. The Company’s container and noncontainer volume decreased to 595,546 TEUs during 2005 from 599,693 TEUs during 2004.

Operating expenses for our Liner Services segment increased $35.3 million, or 6.6%, to $571.9 million in 2005 compared with $536.6 million in 2004. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, increased $26.1 million during 2005 compared with 2004 primarily as a result of higher fuel costs. Non-vessel expenses, which consist primarily of costs for labor, facilities, purchased transportation, terminal, port charges, equipment, rent and equipment repairs and maintenance, increased $11.6 million during the 2005 compared with 2004 primarily due to higher purchased transportation costs resulting from higher fuel costs. Direct administrative expenses decreased $2.4 million in 2005 compared to 2004 primarily as a result of decreased insurance charges.

Depreciation and amortization for our Liner Services segment increased $2.9 million, or 25.9%, to $14.1 million in 2005 compared with $11.2 million in 2004. Depreciation increased by $.9 million as a result of assets placed in service during 2005. Dry-dock amortization increased $1.9 million as a result of amortizing dry-dock costs for 9 vessels during each of 2005 and 2004. The cost of dry-docking 4 vessels in 2005 was $2.9 million higher than the cost of dry-docking three vessels in 2004, resulting in higher amortization in 2005 compared with 2004.

Asset recoveries, net for our Liner Services segment increased $3.8 million to $4.5 million in 2005 compared with $.7 million in 2004. The gains during 2005 and 2004 resulted from disposals of equipment.

As a result, the operating income from our Liner Services segment increased $19.1 million to $45.7 million in 2005 compared with $26.6 million in 2004.

Logistics Services

Operating revenues from our Logistics Services segment increased $9.7 million, or 25.3%, to $48.1 million in 2005 compared with $38.4 million in 2004. The increase was primarily attributable to an increase of $8.6 million due to the continued expansion of warehousing and distribution operations in Central America.

Operating expenses for our Logistics Services segment increased $5.6 million, or 13.7%, to $46.5 million in 2005 compared with $40.9 million in 2004. Non-vessel expenses, which consist primarily of costs for purchased transportation, labor and facilities, increased $5.6 million during 2005 compared with 2004 primarily due to an increase in purchased transportation to support the continued expansion of warehousing and distribution operations in Central America. Direct administrative expenses remained consistent during 2005 compared with 2004.

As a result, the operating loss from our Logistics Services segment decreased $3.8 million to $1.7 million in 2005 compared with $5.6 million in 2004.

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

Operating expenses for our Marine Services segment increased $15.6 million, or 8.3%, to $202.5 million in 2005 compared with $186.9 million in 2004. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, increased $16.0 million during 2005 compared with 2004 as a result of: (a) higher fuel and labor costs arising from vessels chartered, at cost, to our Puerto Rico and Caribbean Islands Service; (b) overall increases in fuel costs due to increased fuel prices and higher utilization; and (c) increases in crew costs due to higher vessel utilization. These increases in vessel expenses were partially offset by a decrease in vessel repairs and maintenance due to a reduction in the number of vessels that were dry-docked. Non-vessel expenses, which consist primarily of costs for labor, operating materials, equipment rentals, subcontracting, purchased transportation, and port charges and related costs, decreased $3.2 million during 2005 compared with 2004 primarily due to a reduction in operating materials and payroll-related costs due to seasonal operations and changes in project work and partially offset by an increase in subcontracting costs. Direct administrative expenses increased $2.8 million in 2005 compared to 2004 primarily as a result of increased insurance charges.

Asset recoveries, net for our Marine Services segment increased $6.1 million to a recovery of $10.3 million in 2005 compared with $4.2 million in 2004. The gains during 2005 resulted from the sale of 11 vessels and equipment. During 2004, a gain of $4.5 million resulted from the sale of 5 vessels and land improvements, which was partially offset by a $1.2 million writedown on 4 vessels.

As a result, the operating income from our Marine Services segment increased by $21.8 million to operating income of $20.6 million in 2005 compared with an operating loss of $1.2 in 2004.

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

Fuel sales revenues from our Petroleum Services segment increased $106.5 million, or 122.6%, to $193.4 million in 2005 compared with $86.9 million in 2004 due to an increase in prices and volumes of fuel sold directly by our Petroleum Service segment. The Company’s fuel volume sold increased to 78.2 million gallons during 2005 from 44.1 million gallons during 2004 primarily due to the operations of Northland Fuel acquired in September 2005.

Operating expenses for our Petroleum Services segment increased $11.9 million, or 12.0%, to $110.9 million in 2005 compared with $99.0 million in 2004. Vessel-related expenses, which consist primarily of fuel, crew, vessel maintenance and repairs and charter costs, increased $2.0 million during 2005 compared with 2004. Non-vessel expenses, which consist primarily of costs for labor, facilities, purchased transportation and port charges and related costs, increased $3.9 million during 2005 compared with 2004. These increases in vessel and non-vessel expenses are attributable to an increase in the size of the vessel fleet as a result of vessels acquired as part the acquisition of Northland Fuel. Direct administrative expenses increased $6.0 million in 2005 compared to 2004 primarily as a result of the acquisition of Northland Fuel.

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

As a result, the operating income from our Petroleum Services segment increased $7.0 million to $16.2 million in 2005 compared with $9.2 in 2004.

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

To have financial resources available for our ongoing liquidity requirements, as described above, we have maintained a $115.0 million revolving line of credit. At December 31, 2006, there were $42.5 million in letters of credit outstanding under this line, which left available borrowings of $72.5 million. Further, in 2006 and previous years, the Company has used Title XI and bank financing for the acquisition, construction and improvement of vessels. As of December 31, 2006, the Company had $430.8 million of debt outstanding. The Company’s debt consisted of: (a) $175.6 million of debt guaranteed by the United States government pursuant to Title XI (which obligation by the United States government does not release the Company from its primary liability for the repayment of this indebtedness); (b) $203.8 million of debt provided by commercial banks for the construction of vessels; and (c) $51.4 million of debt provided by commercial financial institutions and other entities principally for the acquisition of operating equipment.

The Company uses a Capital Construction Fund (“CCF”) that allows operators of United States flag vessels to accumulate the capital necessary to modernize and expand their fleets by deferring federal income taxes on vessel earnings deposited into the fund. These funds must be used to acquire, construct or reconstruct United States flag vessels built in United States shipyards. During the year ended December 31, 2006, the Company deposited $42.5 million to its CCF and had qualified withdrawals of $22.1 million from its CCF. At December 31, 2006, the CCF had a balance of $21.8 million, consisting of $21.4 million in qualified receivables, $.3 million in accrued interest receivables and $.1 million of cash.

During the fourth quarter of 2006, our Marine Services segment entered into a no-cure-no-pay (non-LOF) salvage contract for which the Company expensed $4.5 million in costs as of December 31, 2006. No revenue was recorded under this contract during 2006 as the contract was not completed. The Company completed this contract in February 2007. Therefore, the Company will recognize approximately $16.0 million of revenue from this contract during the first quarter of 2007.

The Company also uses a Construction Reserve Fund (“CRF”) to deposit proceeds from qualified sales of vessels without payment of federal income taxes. CRF funds are used to provide for the replacement of vessels, constructed or purchased. The Company deposited $9.7 million of qualified sales proceeds in its CRF during the year ended December 31, 2006. The Company has incurred approximately $50.4 million of qualified expenditures. Accordingly, the Company can obtain reimbursement from its CRF upon approval from MARAD. In January 2007, the Company sold a vessel with a net book value of $1.2 million at December 31, 2006 for proceeds of $15.0 million. The Company intends to place the net proceeds from the sale in the Company’s CRF.

In November 2006, an arbitrator awarded the Company a Final Interim Award (Payment on Account) of $20.0 million plus interest at the rate of 8% per annum from March 2006 for one of its LOF contracts. The Company received $16.0 million of this Payment on Account during 2006. The Company agreed to repay any portion of the Payment on Account that is greater than the Final Award of Salvage, as determined by the arbitrator or settled with the vessel/cargo owners. Therefore, the amount received has been recorded as Unearned Revenue in the Consolidated Balance Sheets. The Company expects that the Final Award will be made during the third or fourth quarter of 2007 and will exceed the deferred costs of $22.9 million on this contract. Refer to Note 6 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Financial Condition as of December 31, 2006

As of December 31, 2006, the Company had cash and cash equivalents of $65.7 million compared with $33.9 million at December 31, 2005. The Company generated $83.2 million of cash from continuing operations during the year ended December 31, 2006. Net income from continuing operations before income taxes and depreciation and amortization expenses provided $131.5 million of cash. The Company’s working capital (excluding cash, accrued deposits and current portion of debt) decreased $7.2 million during 2006 to $77.3 million. The significant changes in working capital were: (a) decreased Receivables, net of $13.8 million due to an investment by the CCF in qualified receivables of the Company; (b) increased Inventory of $15.9 million due to an increase in fuel prices in 2006; (c) decreased Current Deferred Income Tax Asset of $9.2 million; (d) increased LOF

Contract Cost Recoveries of $24.8 million due to three LOF contracts completed during 2006; (e) increased Accounts Payable and Accrued Liabilities of $14.8 million due to an increase in operating accruals; and (f) increased Unearned Revenue of $13.0 million due to the receipt of a $16.0 million Payment on Account for one LOF contract. Dry-docking costs capitalized of $22.6 million were incurred for 6 vessels during 2006.

The Company used $122.2 million of cash for investing activities from continuing operations during the year ended December 31, 2006. The Company paid $5.5 million, net of cash acquired for the acquisitions of CDI and Fast Fuel during 2006. The Company also expended $123.0 million for the construction of vessels and the purchase of equipment. Proceeds of $16.9 million were received from asset dispositions. During 2006, the Company deposited a net of $9.2 million of restricted cash in its Capital Construction Fund and Construction Reserve Fund.

The Company generated cash of $70.8 million in financing activities during the year ended December 31, 2006. During 2006, the Company: (a) issued $122.3 million in debt principally for the financing of operating equipment and two vessels; (b) paid $37.3 million for scheduled principal payments of the Company’s debt; (c) borrowed $69.0 million and repaid $79.0 million on our Revolving Credit Agreement; (d) paid $1.6 million in preferred stock dividends; and (e) paid $2.0 million for the retirement of the Company’s stock. During 2006, the Company issued $3.8 million of common stock to its ESOP, the purchase of which was funded by a $3.8 million loan by the Company to the ESOP.

Financial Condition as of December 31, 2005

As of December 31, 2005, the Company had cash and cash equivalents of $33.9 million compared with $142.9 million at December 31, 2004. The Company generated $105.2 million of cash from continuing operations during the year ended December 31, 2005. Net income from continuing operations before income taxes and depreciation and amortization expense provided $130.9 million of cash. Dry-docking costs of $8.7 million were incurred for 8 vessels during the year ended December 31, 2005. As a result of the CCF accrued deposit for $41.0 million and the acquisition of Northland Fuel and Titan, which required $103.4 million in cash, the Company’s working capital has decreased $119.7 million to $43.9 million at December 31, 2005 from $163.6 million at December 31, 2004. The other significant changes in working capital are increases of $30.5 million in Receivables, net, $21.1 million in Inventory and $25.7 million in Accounts Payable and Accrued Expenses. As a result of this decrease in working capital, the Company had borrowed $10.0 million under its Revolving Credit Agreement as described below.

The Company used $188.8 million of cash for investing activities from continuing operations during the year ended December 31, 2005. The Company paid $103.4 million, net of cash acquired for the purchase of Northland Fuel and Titan. The Company expended $114.0 million for the construction of vessels and the purchase of equipment. Proceeds of $30.9 million were received from asset dispositions. During 2005, the Company deposited a net of $.6 million of restricted cash consisting of: (a) deposits of $5.9 million for the operation of vessels that the Company manages for third parties; and (b) withdrawals of $4.2 million from the Company’s Capital Construction Fund and $1.1 million of escrowed Title XI Funds. These withdrawals were to reimburse the Company for qualifying expenditures.

The Company used cash of $26.0 million in financing activities from continuing operations during the year ended December 31, 2005 for the following purposes: (a) $32.8 million for scheduled principal payments of the Company’s debt; (b) $1.6 million for the payment of preferred stock dividends; and (c) $1.6 million for the retirement of the Company’s stock. As of December 31, 2005, the Company has borrowed $10.0 million against its Revolving Credit Agreement for working capital purposes. During the second quarter of 2005, the Company issued $1.4 million of common stock to its ESOP, the proceeds of which were funded by a $1.4 million loan by the Company to the ESOP.

Net cash used by discontinued operations was $.6 million in 2005. As further discussed in Note 3 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data,” in November 2005, the Company sold a vessel that was a component of the Company, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for $4.2 million.

Capital Resources

Contractual Obligations

The following schedule summarizes contractual obligations and other contractual commitments as of December 31, 2006:

	Payments due by Period
	(In thousands)
	Total	2007	2008-2009	2010-2011	Thereafter

Long-term debt	$430,823	$40,941	$125,365	$38,893	$225,624
Interest on long-term debt	179,090	25,897	43,824	29,807	79,562
Operating leases	267,104	76,522	105,183	44,931	40,468
Other contractual commitments(1)	397,951	117,257	229,416	51,278	—

Total contractual obligations and other contractual commitments	$1,274,968	$260,617	$503,788	$164,909	$345,654

(1)	Other contractual commitments are related to remaining spending on the construction of 10 vessels, the purchase of 1 vessel, leasehold improvements under an operating lease, software maintenance agreements and minimum purchased transportation.

For information concerning our debt, including our revolving credit agreement and certain borrowings which we made in 2006, see Note 15 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

During 2004, 2005 and 2006, the Company entered into contracts for the construction of 10 ATBs, of which 2 were delivered in 2006. The aggregate cost of the remaining 8 units under construction is approximately $426.4 million (including the cost of owner-furnished equipment). The Company is currently paying for the construction of these vessels with available working capital. The Company is currently evaluating various options for the financing of these vessels. These units are expected to be delivered over the next four years. Upon completion, the Company intends to deploy these units in the United States coastwise petroleum and chemical products trade in its Petroleum Services segment. The Company has time chartered 4 of the ATBs that are currently under construction. Upon delivery, these ATBs will be time chartered for periods ranging from three to seven years.

During 2006, the Company also entered into contracts for the construction of 2 heavy lift barges at and aggregate cost of approximately $27.2 million (including the cost of owner-furnished equipment). The Company intends to deploy the barges in its Marine Services segment upon delivery, which is expected to be in 2007.

In October 2006, the Company entered into a contract to purchase a barge for $4.0 million (including the cost of owner-furnished equipment). The Company intends to deploy the barge in Alaska in its Petroleum Services segment during the first quarter of 2007.

The Company intends to use funds available from its CRF and CCF to fund portions of these vessel commitments.

In addition to the contractual obligations entered into as of December 31, 2006, the Company: (a) entered into a construction contract for another heavy lift barge for $14.5 million (including cost of owner-furnished equipment) in January 2007; and (b) acquired in January 2007 the tanker escort business of SeaRiver Maritime, Inc. for a purchase price of $7.5 million. Both of these items will be included in our Marine Services segment.

Lease Receipts

The Company charters certain vessels and leases certain property to third parties under long-term commitments. A summary of future lease receipts are summarized as follows:

	Payments due by Period
	(In thousands)
	Total	2007	2008-2009	2010-2011	Thereafter

Lease receipts	$472,675	$157,148	$235,657	$79,870	$—

The Company has four vessels currently under construction for which the Company has commitments to time charter, upon delivery, for periods ranging from three to seven years. These receipts are not reflected in the lease receipts commitments above since the Company has not taken delivery of the vessels and therefore these time charters have not yet commenced.

Other Commercial Commitments

	Amount of Commitment
	Expiration per Period
	(In thousands)
	Total	2007	2008-2009	2010-2011	Thereafter

Standby letters of credit	$42,464	$24,363	$—	$18,101	$—

The Company sponsors the SSP which held 3,497 shares of our common stock at December 31, 2006, all of which are fully vested. Upon distribution of common stock from the SSP, each share of common stock contains a put option which provides the participants the option to sell his or her shares of stock to the Company upon retirement, death or after a break in service at the common stock’s fair value (based on a marketable minority basis), determined by an independent appraisal as of the preceding calendar year-end.

The Company sponsors the ESOP which holds 2,998 shares of the Company’s common stock at December 31, 2006. The ESOP releases shares of common stock for allocation to eligible employees over the remaining term of the ESOP Loans based on the amount of principal paid by the ESOP. Eligible employees of the Company are vested in their allocated shares after five years of service after January 1, 2005. Each share of common stock held by the ESOP contains a put option which, upon distribution of the common stock to a participant, entitles the participant to put the common stock to the Company for the fair value, as defined by the ESOP.

The common stock of both the SSP and ESOP are classified as redeemable common stock in the Company’s Consolidated Balance Sheets with a balance of $10.0 million at December 31, 2006. Since the eligible employees can put their shares to the Company, at times defined by the SSP and ESOP, the Company is unable to determine when it will be obligated to fund the put of these shares.

Because many of the tugs and barges (excluding our ATBs) and our tankers and integrated tug barge units used in Petroleum Services are approximately two-thirds through their estimated useful lives, management plans to continue its efforts to modernize the Company’s fleet of vessels. Also, as discussed in Government Regulations under “Item 1. Business,” federal law and regulations currently require the phase-out of single hull oil barges and of single hull tankers. This requires several single hull oil barges, tankers and integrated tug/barge units to be subject to retirement within the next ten years. Accordingly, the Company is consulting with its customers and developing plans, where justified by business prospects, either to refurbish the existing vessels, thereby extending their useful lives, or to purchase used equipment or build new equipment which complies with current federal law and regulations.

The Company is responsible for environmental remediation on 19 properties. The Company has estimated its cost of remediation to be $5.3 million at December 31, 2006. The estimated payments for this liability are as follows:

	Payments by Period
	(In thousands)
	Total	2007	2008-2009	2010-2011	Thereafter

Environmental costs	$5,278	$951	$1,310	$1,944	$1,073

For more information on environmental costs, see Government Regulation in “Item 1. Business” and Notes 1 and 22 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2006, cannot be ascertained. See Note 23 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of the Securities and Exchange Commission Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect the results of our operations, financial condition and cash flows. A discussion of the Company’s credit risk and the fair value of financial instruments is included in Note 17 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Approximately 48% of the Company’s debt is in variable interest rate instruments. The Company has from time to time used interest rate locks and swaps to limit its exposure to changes in interest rates on its variable interest rate instruments. During the second quarter of 2006, the Company entered into interest rate swaps with notional amounts of $84.9 million to convert the floating rate liability to a fixed rate liability. The purpose of the swaps was to allow the Company to reduce its market risk from changes in interest rates. On August 1, 2006, the Company designated its interest rate swaps as cash flow hedges for accounting purposes pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). As of December 31, 2006, the Company recorded a fair value adjustment of $2.2 million to Other Liabilities in the Consolidated Balance Sheets for its interest rate swaps with the offset of $1.1 million, net of a $.7 million deferred tax benefit, to Other Comprehensive Income and $.4 million to Derivative Losses, Net. The amount recorded to Derivative Losses, Net, was the fair value adjustment prior to the Company adopting hedge accounting for its interest rate swaps pursuant to SFAS No. 133.

The following table provides information about the Company’s non-trading financial instruments sensitive to changes in interest rates at December 31, 2006. For debt obligations, the table presents principal cash flows. For fixed rate debt obligations, the interest rates reflect the corresponding weighted average interest rates by expected maturity dates. For variable rate debt, the interest rates are based on the weighted average interest rate swaps to fix the variable rate obligations at the reporting date.

	Expected Fiscal Year of Maturity at December 31, 2006:
	(Dollars in thousands)							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Long-term debt:
Fixed rate	$17,059	$19,353	$12,248	$12,454	$12,675	$148,623	$222,412	$223,574
Average interest rate	5.8%	5.7%	5.9%	6.0%	6.0%	5.9%

Variable rate	$23,882	$23,882	$69,882	$7,382	$6,382	$77,001	$208,411	$208,411
Average interest rate	6.2%	6.1%	6.1%	5.9%	5.9%	6.0%

Commodity Prices

In April 2006, the Company entered into a swap and two call options related to heating oil. The general purpose of these transactions was to manage the Company’s risks related to fluctuations in heating oil fuel prices. At December 31, 2006, the Company’s swap and call options had expired. The Company did not designate these derivatives as hedge transactions and accordingly recorded a loss of $.7 million during 2006 to Derivative Losses, Net.

Our commodity price risk associated with the market price for oil is not considered to be material. Fuel purchased by our Petroleum Services segment for resale is purchased at market price and resold at market price plus a margin.

Foreign Currency Risks

While substantial amounts of our revenues are derived from our foreign operations, substantially all of such business is denominated in United States dollars. In addition, we attempt to effect as many purchases outside the United States as we can in United States dollars. To the extent expenses are not paid in United States dollars, our expenses in foreign countries could effectively increase if the United States dollar declines in value against a foreign country’s local currency. We currently do not hedge against foreign currency risks.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crowley Maritime Corporation
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Crowley Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Table of Contents at “Item 8. Financial Statements and Supplementary Data.” These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crowley Maritime Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 21 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
March 1, 2007

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004

Revenues:
Operating revenues	$1,068,439	$997,453	$903,517
Fuel sales	399,247	193,360	86,884

	1,467,686	1,190,813	990,401

Expenses:
Operating	929,707	854,423	799,215
Cost of fuel sold	361,941	168,543	71,932
General and administrative	35,548	37,293	32,466
Depreciation and amortization	68,521	65,095	62,618
Asset recoveries, net	(10,361)	(15,341)	(4,846)

	1,385,356	1,110,013	961,385

Operating income	82,330	80,800	29,016
Other income (expense):
Interest income	2,322	3,335	1,987
Interest expense	(22,187)	(19,635)	(20,165)
Minority interest in consolidated subsidiaries	(69)	(79)	127
Derivative losses, net	(1,032)	—	—
Other income, net	1,582	1,368	1,024

	(19,384)	(15,011)	(17,027)

Income from continuing operations before income taxes	62,946	65,789	11,989
Income tax expense	(24,660)	(23,400)	(2,100)

Income from continuing operations	38,286	42,389	9,889
Discontinued operations:
Gain (loss) from operations, including gain/loss on disposal, net of tax expense (benefit)	71	(3,513)	15,026

Net income	38,357	38,876	24,915
Preferred stock dividends	(1,575)	(1,575)	(1,575)
Change in fair value of redeemable common stock	(2,480)	(330)	—

Net income attributable to common stockholders	$34,302	$36,971	$23,340

Basic earnings per common share:
Income from continuing operations	$255.79	$300.94	$61.45
Gain (loss) from discontinued operations	0.53	(26.11)	111.05

Net income	$256.32	$274.83	$172.50

Diluted earnings per common share
Income from continuing operations	$222.77	$260.54	$61.21
Gain (loss) from discontinued operations	0.44	(21.76)	93.01

Net income	$223.21	$238.78	$154.22

The accompanying notes are an integral part of the Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
(In thousands, except share and per share amounts)

	2006	2005

ASSETS
Cash and cash equivalents	$65,722	$33,948
Receivables, net	186,799	200,607
Inventory	53,598	37,744
Prepaid expenses and other current assets	39,964	36,276
LOF contract cost recoveries	24,798	—
Deferred income taxes	10,449	19,681
Current assets of discontinued operations	451	523
Accrued deposits	—	(41,000)

TOTAL CURRENT ASSETS	381,781	287,779
Receivable from related party	12,021	11,540
Goodwill	48,020	54,027
Intangibles, net	29,904	19,651
Other assets	51,541	36,568
Capital construction fund	21,753	41,827
Property and equipment, net	673,598	607,319

TOTAL ASSETS	$1,218,618	$1,058,711

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$137,033	$122,186
Accrued payroll and related expenses	45,674	48,710
Insurance reserves	25,938	22,311
Unearned revenue	28,967	15,974
Current liabilities of discontinued operations	1,187	1,225
Current portion of long-term debt	40,941	33,426

TOTAL CURRENT LIABILITIES	279,740	243,832
Deferred income taxes	121,805	110,002
Other liabilities	34,736	22,032
Minority interests in consolidated subsidiaries	162	93
Long-term debt, net of current portion	389,882	322,686

TOTAL LIABILITIES	826,325	698,645

COMMITMENTS AND CONTINGENCIES (Notes 14, 20, 21, 22, 23, 24, 28)
Redeemable common stock, 6,617 and 5,075 shares issued and outstanding, respectively	14,601	9,450
Unearned ESOP common stock, 2,588 and 896 shares, respectively	(4,553)	(1,267)

TOTAL REDEEMABLE COMMON STOCK	10,048	8,183

STOCKHOLDERS’ EQUITY:
Series A junior convertible preferred stock, $100 par value, 315,000 shares issued, authorized and outstanding	31,500	31,500
Common voting stock, $.01 par value, 4,485,000 shares authorized; 83,234 and 83,738 shares issued and outstanding, respectively	1	1
Class N common non-voting stock, $.01 par value, 54,500 shares authorized; 46,138 shares outstanding	—	—
Additional paid-in capital	63,755	64,277
Retained earnings	294,076	260,063
Accumulated other comprehensive loss, net of tax benefit of $4,160 and $2,225, respectively	(7,087)	(3,958)

TOTAL STOCKHOLDERS’ EQUITY	382,245	351,883

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$1,218,618	$1,058,711

The accompanying notes are an integral part of the Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share amounts)

	Series A Junior								Accumulated
	Convertible				Class N		Additional		Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Loss	Total

December 31, 2003	315,000	$31,500	84,531	$1	46,138	$—	$65,120	$199,911	$(6,054)	$290,478
Stock retired from employee benefit plans	—	—	(309)	—	—	—	(329)	(53)	—	(382)
Preferred stock dividends	—	—	—	—	—	—	—	(1,575)	—	(1,575)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	24,915	—
Other comprehensive income:
Reclassification adjustment for foreign currency translation losses included in net loss, net of tax expense of $729	—	—	—	—	—	—	—	—	1,318
Amortization of rate lock agreement, net of $214 tax expense	—	—	—	—	—	—	—	—	381
Total comprehensive income	—	—	—	—	—	—	—	—	—	26,614

December 31, 2004	315,000	$31,500	84,222	$1	46,138	$—	$64,791	$223,198	$(4,355)	$315,135
Stock retired from employee benefit plans	—	—	(484)	—	—	—	(514)	(106)	—	(620)
Change in fair value of redeemable common stock	—	—	—	—	—	—	—	(330)	—	(330)
Preferred stock dividends	—	—	—	—	—	—	—	(1,575)	—	(1,575)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	38,876	—
Other comprehensive income:
Amortization of rate lock agreement, net of $224 tax expense	—	—	—	—	—	—	—	—	397
Total comprehensive income	—	—	—	—	—	—	—	—	—	39,273

December 31, 2005	315,000	$31,500	83,738	$1	46,138	$—	$64,277	$260,063	$(3,958)	$351,883
Stock retired from employee benefit plans	—	—	(504)	—	—	—	(536)	(289)	—	(825)
Change in fair value of redeemable common stock	—	—	—	—	—	—	—	(2,480)	—	(2,480)
Preferred stock dividends	—	—	—	—	—	—	—	(1,575)	—	(1,575)
Adjustment for releasing ESOP shares	—	—	—	—	—	—	14	—	—	14
Comprehensive Income:
Net income	—	—	—	—	—	—	—	38,357	—
Other comprehensive income:
Amortization of rate lock agreement, net of $196 tax expense	—	—	—	—	—	—	—	—	347
Fair value of interest rate swap, net of $687 tax benefit	—	—	—	—	—	—	—	—	(1,121)
Total comprehensive income	—	—	—	—	—	—	—	—	—	37,583
Adjustment to initially apply FASB Statement No. 158, net of $1,444 tax benefit	—	—	—	—	—	—	—	—	(2,355)	(2,355)

December 31, 2006	315,000	$31,500	83,234	$1	46,138	$—	$63,755	$294,076	$(7,087)	$382,245

The accompanying notes are an integral part of the Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$38,357	$38,876	$24,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,521	65,095	62,618
Dry-docking cost capitalized	(22,627)	(8,687)	(11,816)
LOF contract costs recoveries	(24,798)	—	—
Amortization of deferred gain on the sale and leaseback of vessels	(420)	(576)	(576)
Asset recoveries, net	(10,361)	(15,341)	(4,846)
Change in fair value of derivatives	358	—	—
Change in cash surrender value of life insurance	(694)	(542)	(704)
Deferred income tax provision	17,809	9,922	3,070
Changes in current assets and liabilities, net of acquisitions:
Receivables, net	(5,972)	9,339	(13,092)
Inventory, prepaid expenses and other current assets	(9,509)	(1,014)	(3,371)
Accounts payable and accrued liabilities	32,422	(527)	4,165
Accrued payroll and related expenses	(3,052)	3,469	3,918
Other	3,159	5,225	(3,060)

Net cash provided by operating activities — continuing operations	83,193	105,239	61,221
Net cash provided by (used in) operating activities — discontinued operations	(472)	10,064	2,443

Net cash provided by operating activities	82,721	115,303	63,664

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(5,491)	(103,361)	—
Property and equipment additions	(123,018)	(113,957)	(27,594)
Proceeds from asset dispositions	16,905	30,899	8,178
Withdrawals (deposits) of restricted funds, net	(9,185)	(555)	1,944
Contingent purchase price (paid) received, net	(241)	(216)	100
Investment in joint venture	—	—	(1,000)
Loan to joint venture	—	—	(2,250)
Premiums paid on directors life insurance	(1,809)	(1,809)	(2,175)
Receipts on notes receivable, net	600	231	214

Net cash used in investing activities — continuing operations	(122,239)	(188,768)	(22,583)
Net cash provided by (used in) investing activities — discontinued operations	506	(9,501)	8,687

Net cash used in investing activities	(121,733)	(198,269)	(13,896)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	122,305	—	—
Proceeds from Revolving Credit Agreement	69,000	20,000	—
Repayments on Revolving Credit Agreement	(79,000)	(10,000)	—
Payments on long-term debt	(37,262)	(32,792)	(41,198)
Payment of debt issuance costs	(702)	—	(829)
Payment of preferred stock dividends	(1,575)	(1,575)	(1,575)
Loan to ESOP	(3,826)	(1,414)	—
Proceeds from issuance of common stock to ESOP	3,826	1,414	—
Retirement of common stock	(1,980)	(1,615)	(941)

Net cash provided by (used in) financing activities — continuing operations	70,786	(25,982)	(44,543)
Net cash used in financing activities — discontinued operations	—	—	(21,079)

Net cash provided by (used in) financing activities	70,786	(25,982)	(65,622)

Net increase (decrease) in cash and cash equivalents	31,774	(108,948)	(15,854)
Cash and cash equivalents at beginning of period	33,948	142,896	158,750

Cash and cash equivalents at end of period	$65,722	$33,948	$142,896

The accompanying notes are an integral part of the Consolidated Financial Statements.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 1 —	Summary of Significant Accounting Policies

Nature of Operations

Crowley Maritime Corporation, operating through its subsidiaries (the “Company”), provides diversified transportation services in domestic and international markets. The Company also provides fuel transportation and distribution services domestically. The Company has principal operations located in the continental United States, Alaska, Puerto Rico, Central America, the Caribbean Islands, Russia, and other international markets. The Company operates through four reporting segments: Liner Services, Logistics Services, Marine Services and Petroleum Services. See Note 26 for further information.

Principles of Consolidation

The consolidated financial statements include the accounts of Crowley Maritime Corporation and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has joint ventures in which it maintains a more than 50% ownership interest and maintains effective control over their operations. Based on this, the Company consolidates these joint ventures and records minority interests for the partners’ ownership interests in the joint ventures. Joint ventures that the Company maintains a 50% or less ownership interest in and does not maintain effective control over their operations are accounted for under the equity method.

Related Party

Thomas B. Crowley, Jr., President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder, has the ability to control operations through his beneficial ownership of a majority of the Company’s voting power.

Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less, which are primarily overnight repurchase agreements, to be cash equivalents. These securities are stated at cost which approximates fair value.

Inventory

Resale fuel inventories are stated at lower of cost or market with cost determined on the average cost method. Provisions for slow moving inventory are based on management’s analysis of inventory levels and future usage.

Goodwill

Goodwill represents the costs of acquired companies in excess of the fair value of their net tangible assets and identifiable intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company performs a test of goodwill to determine potential impairment on an annual basis and when an event occurs or circumstances change that would indicate that the fair value of goodwill has been reduced below its carrying amount. The Company’s evaluation of impairment is based on estimated discounted cash flows of the investment to which the goodwill is related. The Company has not recorded any impairment of its goodwill.

Intangibles

The Company’s trademarks have indefinite lives and are not subject to amortization. Deferred financing costs are amortized using the effective interest method over the terms of the related financing to Interest Expense in the

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

accompanying Consolidated Statements of Operations. Non-compete agreements, customer lists and fuel supply agreements are amortized using the straight-line method over their estimated lives to Depreciation and Amortization Expense in the accompanying Consolidated Statements of Operations. The Company evaluates its trademarks, non-compete agreements, customer lists and fuel supply agreements to determine potential impairment on an annual basis and when an event occurs or circumstances change that would indicate that the fair value of the asset has been reduced below its carrying amount. The Company’s evaluation of impairment is based on estimated discounted cash flows of the investment to which the intangible is related.

Dry-docking

Dry-docking costs for major owned vessels (tankers, 580’ barges, 730’ barges, integrated tug/barge units, and articulated tug/barge units) are deferred and amortized over the estimated period between dry-dockings. Vessel dry-docking costs for other owned vessels are not individually significant and are expensed as incurred as repairs and maintenance expense. The types of material costs that are incurred for dry-docking include, but are not limited to, compliance with regulatory and vessel classification inspection requirements, blastings and coatings of steel and steel replacement. Mobilization costs to and from the dry-dock location are expensed as incurred. Dry-docking inspections are required generally every two and one-half years or twice every five years for regulatory purposes to demonstrate that a vessel meets standards established by the U.S. Coast Guard and the American Bureau of Shipping. Depreciation and Amortization Expense in the accompanying Consolidated Statements of Operations includes amortization expense of the dry-docking costs of $11,953, $18,662 and $17,356 in 2006, 2005 and 2004, respectively. Included in Other Assets in the accompanying Consolidated Balance Sheets are deferred dry-docking costs of $23,801 and $13,126 at December 31, 2006 and 2005, respectively.

Assets Contained in a Rabbi Trust

Assets contained in a rabbi trust consist of investments in various funds as directed by eligible individuals as part of the Company’s deferred compensation plan, see Note 20. These investments are stated at aggregate fair value, are restricted, have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan and are available only to the participants and the Company’s creditors. The Company classifies these assets as trading securities and accounts for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Property and Equipment

Property and equipment are stated at cost. Renewals and refurbishments which extend asset useful lives are capitalized, while normal repair and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: floating equipment (15 to 25 years); other operating equipment (5 to 20 years); and buildings (5 to 25 years). Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease term. Interest is capitalized in conjunction with the Company’s construction and refurbishment of vessels.

The Company assesses recoverability of the carrying value of a long-lived asset when indicators of impairment are present by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Internal Use Software

Costs related to the development of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs considered to be in the application development stage include

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

design, coding, installation of hardware and testing. Costs capitalized during this stage include: external direct costs of materials and services consumed in developing or obtaining the software; payroll and payroll-related costs for employees directly associated with the project; and interest costs incurred during development. Payroll and payroll-related costs of $249 and $568 were capitalized to property and equipment in 2006 and 2005, respectively.

Revenue Recognition

The Company’s accounting policies for revenue recognition are predicated on the Company’s reporting segment and the type of service provided.

•	Liner Services — revenue is recognized on the proportional performance basis over each voyage by load and discharge port.

•	Logistics Services — revenue is recognized as services are provided.

•	Marine Services — revenue is recognized as services are provided for ship assist and tanker escort, docking and related services. Management fees for third party vessel management services are recognized as services are provided. Revenue from other contracts is recognized as services are provided or on the proportional performance basis, depending on the type of service provided. See the accounting policy “LOF Contract Cost Recoveries” for revenue recognition related to LOF salvage contracts.

•	Petroleum Services — revenues from fuel sales and management fees for third party vessel management services are recognized as services are provided. Revenue from ocean and river transportation contracts is recognized on the proportional performance basis. Revenue from long-term time charters of vessels with annual escalation clauses are recognized on the straight-line basis.

Estimated losses for all revenue contracts are provided at the time such losses become evident.

LOF Contract Cost Recoveries

The Company enters into certain marine salvage contracts under Lloyd’s Standard Form of Salvage Agreement or “Lloyd’s Open Form” (“LOF”). The Company begins capitalizing contract costs incurred commencing with the month in which the Company has completed a salvage process that provides it with a valid claim and when such costs are deemed probable of recovery (as defined in Statement of Financial Accountings Standards (“SFAS”) No. 5, Accounting for Contingencies). If costs are incurred in a given month and the Company does not complete a salvage process, the costs are expensed. If costs incurred in a given month for a successful salvage are not deemed probable of recovery, these costs are expensed as incurred. At the time when settlement or arbitration is complete, the Company will recognize the total revenue related to the contract, the total costs that were capitalized and the resulting profit related to the contract. The Company has historically recovered at least its salvage costs in all of its prior salvage operations.

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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock and Class N Common Stock outstanding during each year. Shares issued during the year and shares reacquired during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares, which are Series A Junior Convertible Preferred Stock, that were outstanding during the period.

Insurance

The Company is self-insured for marine, workers compensation, protection and indemnity, liability, cargo and asbestos coverages, subject to certain individual and aggregate stop-loss limits. The Company records its self-insurance liability using an actuarial methodology based on claims filed, historical development factors and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experience as well as current facts and circumstances including those for salvage and subrogation reserves. Reinsurance is obtained to cover losses in excess of certain limits. Claims receivable are recorded when it is determined that it is probable the costs of the insured events are recoverable from the insurance company. The determinations of such estimates and the establishment of the self-insurance reserves are continually reviewed and updated. Any adjustments resulting from these reviews are reflected in current operations. The Company discounted its workers compensation protection and indemnity, liability and cargo reserves at the risk-free rate of 4.44% and 4.36% as of December 31, 2006 and 2005, respectively.

Environmental Costs

Environmental costs represent reclamation costs for which the Company has determined it is responsible to remediate. Environmental expenditures for reclamation costs that benefit future periods are capitalized. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Undiscounted liabilities are recorded when the Company’s responsibility for environmental remedial efforts is deemed probable and the costs can be reasonably estimated. The ultimate future environmental costs, however, will depend on the extent of contamination of property and the Company’s share of remediation responsibility.

Foreign Currency Translation

The Company’s non-U.S. subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and property and nonmonetary assets and liabilities at historical rates. The results of operations are translated from local currencies into U.S. dollars using average exchange rates during each period. Gains and losses from these translations were insignificant and have been included in the Company’s results of operations.

Derivative Instruments

The Company’s use of derivative instruments, principally interest rate swaps, rate lock agreements, fuel swap contracts and fuel call option contracts, is limited to non-trading purposes and is designed to manage exposure to interest rate and commodity price risks. The Company’s contracts are economic hedges with notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures. Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) requires the Company to recognize all derivatives on the balance sheet at

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

fair value. Derivatives that are not designated as hedges or are not effective hedges must be adjusted to fair value through earnings and are recorded to Derivative Income (Losses), Net. If the derivative is an effective hedge, a change in the fair value of the derivative, net of income taxes is recognized in Other Comprehensive Income/(Loss) until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of an ineffective hedge are immediately recognized in earnings in Derivative Income (Losses), Net.

The Company uses different methodologies, when necessary, to estimate the fair value of its derivative contracts. The estimated fair values of the majority of the Company’s contracts are based on quoted market prices, traded exchange market prices or broker price quotations, and represent the estimated amounts that the Company would pay or receive to terminate the contracts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, redeemable common stock, stockholders’ equity, revenues, expenses, and disclosure of contingent assets and liabilities during the reporting period. Actual results may differ from these estimates.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provision of FIN 48 will be effective for the Company beginning January 1, 2007. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

The Company is currently evaluating the impact of these new accounting standards on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than multi-employer plans) as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through Other Comprehensive Income. SFAS No. 158 also changes the timing of when a company can measure its plan assets and benefit obligations to the date of the company’s balance sheet. The Company must recognize the funded status of its

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

defined benefit postretirement plan as of December 31, 2006. See Note 21 for the effects of adopting the recognition portion of SFAS No. 158. The requirement to measure plan assets and benefit obligations as of the Company’s fiscal year end is effective as of December 31, 2008.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. The Company adopted SAB 108 during 2006, the adoption of which did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 2 — Acquisitions of Businesses

2006 Acquisitions

On January 1, 2006, the Company acquired all of the stock of Columbus Distributing, Inc. and Ev-Jo, Inc. (collectively “CDI”), a fuel distribution business in Alaska, for cash of $4,970, net of $469 cash acquired. The acquisition of CDI further expands the Company’s Alaskan fuel distribution business. The operations of CDI have been included in the Company’s Consolidated Statements of Operations, within the Petroleum Services segment, commencing January 1, 2006. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded intangibles of $2,091 consisting of $87 for non-compete agreements (5 year life), $46 for customer lists (5 year life) and $1,958 for fuel supply agreements (10 year life) related to this acquisition. The weighted average life of the recorded intangibles is 9.7 years.

On October 1, 2006, the Company acquired certain assets of Fast Fuel LLC (“Fast Fuel”), a fuel distribution business in Alaska, for a purchase price of $1,466 consisting of forgiveness of accounts receivable from Fast Fuel of $1,142 and cash paid of $324. The purchase of the Fast Fuel assets complements the Company’s fuel distribution operations in Alaska. The operations of Fast Fuel have been included in the Company’s Consolidated Statements of Operations, within the Petroleum Services segment, commencing October 1, 2006. The acquisition has been accounted for in accordance with SFAS No. 141. As a result of the purchase price paid and the assignment of the estimated fair value of the assets acquired and liabilities assumed, the Company has recorded intangibles of $300 consisting of customer lists (5 year life) related to this acquisition.

2005 Acquisitions

On September 6, 2005, the Company acquired from Northland Fuel LLC, all of the stock of Service Oil and Gas, Inc. and certain assets and liabilities of Yukon Fuel Company, Northland Vessel Leasing Company LLC, and Yutana Barge Lines (collectively “Northland Fuel”). Northland Fuel operates a refined products distribution business in Alaska. The acquisition of Northland Fuel complements the Company’s existing business engaged in the transportation, distribution and sale of fuel in Alaska and has been included in the Company’s Consolidated Statements of Operations, within the Petroleum Services segment, commencing September 6, 2005. The acquisition has been accounted for in accordance with SFAS No. 141. The purchase price, including working capital adjustments, was $92,867, net of $1,581 cash acquired. The purchase price was paid with cash.

The assets, identified intangibles and liabilities of Northland Fuel have been recorded at fair value as determined by fair value analyses that were completed during the third quarter of 2006. As a result of the purchase price paid and the assignment of the fair value of the assets acquired and liabilities assumed, the Company has recorded goodwill of $952 and identified intangibles of $15,700 consisting of $2,600 for a trademark (indefinite life) and $13,100 for customer lists (22.7 weighted average life).

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

On October 1, 2005, the Company acquired all of the membership interest of Titan Maritime LLC, and certain assets of Titan Maritime Industries, Inc., Karlissa Associates and Marine Equipment Corp. (collectively “Titan”), a worldwide marine salvage and marine wreck removal business. The acquisition of Titan expands the Company’s marine salvage and marine wreck removal business domestically and into international markets. The operations of Titan have been included in the Company’s Consolidated Statements of Operations commencing October 1, 2005 and are reported under the Marine Services segment. The acquisition has been accounted for in accordance with SFAS No. 141. The purchase price of $15,182, net of $1,619 cash acquired, is comprised of $12,601 cash and a $4,200 promissory note. The promissory note is payable in annual installments plus interest at the Citibank prime interest rate. The interest rate (currently 8.25%) is adjusted annually on October 1. The above purchase price has been adjusted by $800 as an estimate of working capital due from the sellers. The working capital purchased is subject to adjustment for one year based on actual revenues earned and expenses paid and will be paid as defined by the purchase agreement. Accordingly, the purchase price of Titan is subject to revision.

In accordance with the purchase agreement, the sellers annually earn 35% of calculated earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $1,000 and $3,000 and earn 20% of calculated EBITDA greater than $3,000 for five years. The earn-out is considered contingent purchase price and will be accounted for as purchase price when earned. No earn-out has been earned through December 31, 2006.

The assets, identified intangibles and liabilities of Titan have been recorded at fair value as determined by fair value analyses that were completed during the second quarter of 2006. As a result of the purchase price paid and the assignment of the fair value of the assets acquired and liabilities assumed, the Company has recorded identified intangibles of $2,540 consisting of $900 for a trademark (indefinite life) and $1,640 for non-compete agreements (3 year life).

The purchase price of the acquisitions described above consisted of the following:

	2006	2005
	Acquisitions	Acquisitions

Assets:
Receivables	$2,828	$39,813
Inventory	137	28,074
Prepaid expenses and other current assets	38	872
Goodwill	—	952
Intangibles	2,391	18,240
Other assets	177	200
Property and equipment	3,076	58,631
Liabilities:
Accounts payable and accrued liabilities	(1,587)	(26,493)
Accrued payroll and related expenses	(16)	(1,020)
Insurance reserves	—	(16)
Unearned revenue	—	(3,348)
Current portion of long-term debt	(468)	(963)
Deferred income taxes	—	(2,391)
Other long-term liabilities	(140)	(3,934)
Long-term debt	—	(568)

Total purchase price	$6,436	$108,049

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

The following unaudited pro forma results of operations for the years ended December 31, 2006, 2005 and 2004 are presented as if the acquisitions of CDI and Fast Fuel had been completed on January 1, 2006 and 2005 and the acquisitions of Northland Fuel and Titan had been completed on January 1, 2005 and 2004. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and the above acquisitions, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	2006	2005	2004

Revenues	$1,471,189	$1,386,779	$1,211,915
Net income	$37,963	$39,776	$28,202
Less preferred stock dividends	(1,575)	(1,575)	(1,575)
Less change in fair value of redeemable common stock	(2,480)	(330)	—

Net income for basic earnings per common share	33,908	37,871	26,627
Plus preferred stock dividends	1,575	1,575	1,575

Net income for diluted earnings per common share	$35,483	$39,446	$28,202

Basic earnings per common share	$253.38	$281.52	$196.80

Diluted earnings per common share	$220.76	$244.35	$174.57

For subsequent events related to the Company’s acquisitions, refer to Note 28.

NOTE 3 — Discontinued Operations

The Company has disposed of vessels and certain South America operations in previous years that were accounted for as discontinued operations, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Discontinued operations for the years ended December 31 are summarized as follows:

	2006	2005	2004

Revenues	$—	$6,950	$36,952

Income (loss) from discontinued operations before taxes	$(395)	$(6,234)	$24,431
Gain (loss) on disposal	506	721	(5)
Income tax benefit (expense)	(40)	2,000	(9,400)

Net gain (loss) from discontinued operations	$71	$(3,513)	$15,026

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

The combined assets and liabilities of discontinued operations included in the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005 are as follows:

	2006	2005

Receivables, net	$—	$175
Prepaid expenses and other current assets	451	348

Current assets of discontinued operations	$451	$523

Accounts payable and accrued liabilities	$1,187	$1,146
Insurance reserves	—	79

Current liabilities of discontinued operations	$1,187	$1,225

NOTE 4 — Restricted Cash

At December 31, 2006 and 2005, the Company has cash and cash equivalents recorded in Prepaid Expenses and Other Current Assets in the amount of $924 and $5,917, respectively, restricted for the operation of certain vessels which the Company manages for unrelated third parties. The Company has additional restricted cash related to its Construction Reserve Fund and Capital Construction Fund, as further discussed in Notes 11 and 12, respectively.

NOTE 5 — Receivables, net

Receivables, net consist of the following at December 31, 2006 and 2005:

	2006	2005

Trade receivables	$171,084	$185,369
Less allowance for doubtful accounts	(9,916)	(12,380)

Trade receivables, net	161,168	172,989

Other receivables	25,674	27,768
Less allowance for doubtful accounts	(43)	(150)

Other receivables, net	25,631	27,618

	$186,799	$200,607

Included in trade receivables at December 31, 2006 and 2005 is a receivable balance of $147 and $191, respectively, from a retail gas station in Alaska which is owned by an employee of the Company. The Company recorded $4,875 and $1,135 in Fuel Sales related to this retail gas station during the year ended December 31, 2006 and for the period of September 6, 2005 to December 31, 2005, respectively.

Other receivables principally include insurance claims receivable from third party reinsurance companies and rebillable charges to customers for vessel management and other services.

NOTE 6 — LOF Contract Cost Recoveries

At December 31, 2006, the Company has deferred $24,798 as LOF contract cost recoveries, related to services performed under three LOF contracts during 2006. The Company believes that it is probable that it will recover these costs.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

In November 2006, an arbitrator awarded the Company a Final Interim Award (Payment on Account) of $20,000 plus interest at the rate of 8% per annum from March 2006 for one of its LOF contracts. The Company received $15,986 of this Payment on Account during 2006. The Company agreed to repay any portion of the Payment on Account that is greater than the Final Award of Salvage, as determined by the arbitrator or settled with the vessel/cargo owners. Therefore, the amount received has been recorded as Unearned Revenue in the accompanying Consolidated Balance Sheets. The Company expects that the Final Award will be made during the third or fourth quarter of 2007 and will exceed the deferred costs of $22,929 on this contract.

NOTE 7 — Receivable from Related Party

The Company has entered into Split Dollar Life Insurance Agreements (“Agreements”) with the Company’s President, Chief Executive Officer, Chairman of the Board, and principal stockholder (the “Employee”) whereby the Company paid the premiums on twelve life insurance policies (“Policies”) of the Employee and a related Director prior to 2003. The Company is neither the owner nor beneficiary under these policies.

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

Upon death of the Director, the Company will receive the total paid for premiums under the remaining nine Policies, net of certain payments made by or on behalf of the Employee. If the Company and the Employee terminate the Agreements, the Company will be paid an amount equal to the lesser of the Policy cash surrender value or the amounts of premiums paid by the Company reduced by certain payments made by or on behalf of the Employee. The Company has accounted for this receivable with a balance of $12,021 and $11,540 at December 31, 2006 and 2005, respectively, at the lower of the net premium payments made or the cash surrender value of the Policies. The receivable is non-interest bearing and is stated at the amount the Company is entitled to receive under the Agreement.

NOTE 8 — Goodwill

The following is a summary of the carrying amount of goodwill for the years ended December 31, 2006 and 2005:

	Segment
	Petroleum	Marine
	Services	Services	Consolidated

Balance at December 31, 2004	$44,786	$—	$44,786
Acquisition of Northland Fuel	8,483	—	8,483
Acquisition of Titan	—	758	758

Balance at December 31, 2005	53,269	758	54,027
Purchase adjustments(1)	5,451	—	5,451
Allocation to identifiable intangible assets(2)	(10,700)	(758)	(11,458)

Balance at December 31, 2006	$48,020	$—	$48,020

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

(1)	Purchase accounting adjustments consist of adjustments for environmental cost accruals, asset retirement obligations, deferred taxes and other working capital adjustments.

(2)	During the second and third quarters of 2006, the Company completed its analyses in order to determine the fair value of identifiable intangible assets related to the acquisitions of Titan and Northland Fuel, respectively.

Goodwill associated with the acquisitions during 2005 is more fully described in Note 2.

NOTE 9 — Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill at December 31, 2006 and 2005 are as follows:

	Remaining
	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Book
	Period	Amount	Amortization	Value

2006
Intangible assets subject to amortization:
Deferred financing costs	15.7 years	$15,273	$5,284	$9,989
Non-compete agreements	1.9 years	1,727	701	1,026
Customer lists	19.7 years	16,345	2,718	13,627
Fuel supply agreements	9.0 years	1,958	196	1,762

	14.3 years	$35,303	$8,899	$26,404

Intangible assets not subject to amortization:
Trademarks		$3,500	$—	$3,500

2005
Intangible assets subject to amortization:
Deferred financing costs	16.7 years	$14,571	$4,230	$10,341
Non-compete agreement	4.8 years	3,000	150	2,850
Customer lists	7.9 years	7,932	1,472	6,460

	12.1 years	$25,503	$5,852	$19,651

Based on impairment evaluations performed in the second quarter of 2005 and the fourth quarter of 2004, the Company recorded impairment losses on non-compete agreements in its Logistics Services segment in the amounts of $623 and $380, respectively. This impairment is recorded in Depreciation and Amortization in the accompanying Consolidated Statements of Operations.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

Amortization expense related to the intangible assets for the years ended December 31, 2006, 2005, and 2004 was $3,112, $2,683 and $2,381, respectively. The amortization expense for each of the five succeeding fiscal years ending December 31 is estimated to be as follows:

2007	$2,949
2008	2,620
2009	1,920
2010	1,621
2011	1,576

NOTE 10 — Director’s Life Insurance

In December 2003, the Company purchased life insurance policies which insure the life of a member of the Board of Directors. The Company is the owner and beneficiary of the policies. Accordingly, the Company has recorded the cash surrender value of the policies of $7,800 and $5,778 in Other Assets in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively.

NOTE 11 — Construction Reserve Fund

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

At December 31, 2006, the Company’s CRF had cash of $9,683. The Company has incurred $50,379 of qualified expenditures. Accordingly, the Company can obtain reimbursement from its CRF upon approval from MARAD and therefore has classified its CRF deposits in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets. The Company has reduced its current tax liability and increased its deferred tax liability at December 31, 2006 for the effects of its CRF deposits.

For subsequent events related to the Company’s CRF, refer to Note 28.

NOTE 12 — Capital Construction Fund

Under its agreement with MARAD, the Company is allowed to deposit to the Capital Construction Fund (“CCF”) earnings and gains from qualified operations without payment of federal income taxes. CCF funds are restricted to provide for the replacement, addition or improvement of vessels within strict guidelines established by MARAD. Deposits to the CCF are considered tax deductions in the year designated; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the CCF. Qualified withdrawals for investments in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.

The Company may designate certain qualified earnings as “accrued deposits” or may designate as obligations of the CCF qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to and withdrawals from the CCF are reflected on the Consolidated Balance Sheets either as obligations of the Company, current assets or as receivables from the CCF. At December 31, 2005, the Company designated $41,000 of qualified earnings as “accrued deposits” to its CCF, which was reflected in the Consolidated

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

Balance Sheets as a reduction of current assets. During 2006, the Company withdrew $22,088 from the CCF based on qualified expenditures of $22,825. At December 31, the Company’s CCF was comprised of the following:

	2006	2005

Cash and cash equivalents	$66	$827
Qualified receivables	21,424	—
Accrued interest receivable	263	—
Accrued deposits	—	41,000

Total CCF	$21,753	$41,827

The Company has reduced its current tax liability and increased its deferred tax liability at December 31, 2006 and 2005 for the effects of its CCF.

NOTE 13 — Property and Equipment, net

Property and equipment, net consists of the following at December 31, 2006 and 2005:

	2006	2005

Floating equipment	$910,888	$838,348
Other operating equipment	183,588	165,867
Buildings, leasehold improvements and other	108,663	107,149
Construction in progress	94,394	84,415

	1,297,533	1,195,779
Less accumulated depreciation and amortization	(623,935)	(588,460)

Total property and equipment	$673,598	$607,319

Depreciation and amortization of property and equipment was $54,511, $44,814 and $43,976 for the years ended December 31, 2006, 2005 and 2004, respectively.

Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest of $4,376, $2,478 and $335 was capitalized in 2006, 2005 and 2004, respectively.

During 2005 and 2004, the Company had certain vessels designated as surplus and implemented a plan to dispose of them. The Company annually evaluated the recoverability of its carrying value of these vessels and as a result recorded a write down in its Marine Services segment of $1,206 in 2004. The net book value of the Company’s surplus vessels at December 31, 2005 was $1,516. The Company had no surplus vessels at December 31, 2006.

NOTE 14 —	Leases and Lease Commitments

The Company leases and subleases vessels on both a time charter and bareboat charter basis. It also leases and subleases terminals, office facilities, and operating equipment. Certain of the Company’s leases contain various options for renewals and the ability to purchase the assets leased at fair value.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

Future minimum annual rental payments and receipts required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, excluding renewal options, as of December 31, 2006 are summarized as follows:

	Payments	Receipts

2007	$76,522	$157,148
2008	64,688	137,551
2009	40,495	98,106
2010	27,370	61,727
2011	17,561	18,143
Thereafter	40,468	—

	$267,104	$472,675

Total rental expense for all leases, including short-term leases, was $122,609, $111,912 and $105,969 for the years ended December 31, 2006, 2005 and 2004, respectively.

Certain lease agreements contain restrictive covenants which require: (a) maintenance of minimum amounts of net worth; and (b) maintenance of a net debt (as defined in such agreements) to earnings before interest, taxes, depreciation and amortization not to exceed 6.0 to 1. The Company was in compliance with all covenants under its lease agreements at December 31, 2006.

NOTE 15 —	Long-Term Debt

Long-term debt consists of the following at December 31, 2006 and 2005:

	2006	2005

United States Government-guaranteed ship-financing bonds and notes (Title XI), collateralized by vessels with a net book value of $197,623 at December 31, 2006, bearing interest from 4.96% to 6.75%, payable in installments through 2027	$175,621	$184,659
Debt collateralized by vessels with a net book value of $162,502 at December 31, 2006, bearing interest from 5.35% to 7.12%, payable in installments through 2018	203,798	141,653
Debt collateralized by equipment with a net book value of $32,744 at December 31, 2006, bearing interest from 6.15% to 6.56%, payable in installments through 2016	34,256	—
Industrial revenue bonds, with variable interest rates of 3.55% to 3.87% at December 31, 2006, principal balance of $10,200 payable in installments through 2013, and principal balance of $4,000 payable in 2014	13,100	14,200
Revolving Credit Agreement, collateralized by vessels with a net book value of $36,699 at December 31, 2006, bearing interest of 5.35% based on LIBOR plus 1.375%	—	10,000
Other, bearing interest at 8.25%, payable in installments through 2022	4,048	5,600

	430,823	356,112
Less current portion	(40,941)	(33,426)

	$389,882	$322,686

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

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

On April 4, 2006, the Company increased its Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) to $115,000 from $95,000 by adding an additional lender to the agreement. The Company’s Revolving Credit Agreement expires in February 2009. Borrowing rates are based on either Eurodollar or Bank Base rates. Outstanding letters of credit totaled $42,464 at December 31, 2006, which left available borrowings of $72,536 under the Revolving Credit Agreement.

During May 2006, the Company entered into a loan agreement for $85,500 to finance the construction of two articulated tug/barge units (“ATBs”). The loan is payable in quarterly installments of $1,115 with a balloon payment of $34,200 in May 2018. Interest is due quarterly at LIBOR plus a margin (6.275% at December 31, 2006.) The loan is collateralized by the ATBs.

The restrictive covenants of the Company’s financing agreements require, among other things: (a) maintenance of a net debt (as defined in such agreements) to stockholders’ equity ratio which shall not exceed 2.0 to 1; (b) a maximum total debt (as defined by such agreement) to earnings before interest, taxes, depreciation, amortization and rent expense (as defined by such agreement) not to exceed 3.0 to 1; and (c) maintenance of an interest coverage ratio of 3.5 to 1. While the Company is prohibited from repurchasing shares of any class of capital stock or declaring or paying any dividend, it may repurchase common stock from employee stock ownership plans and pay dividends in any twelve-month period at a combined cost not to exceed $10,000. At December 31, 2006, the Company was in compliance with all covenants under its financing agreements.

Annual scheduled payments for long-term debt as of December 31, 2006 are as follows:

2007	$40,941
2008	43,235
2009	82,130
2010	19,836
2011	19,057
Thereafter	225,624

$430,823

Total interest expense, including capitalized interest, for the years ended December 31, 2006, 2005 and 2004 was $26,562, $22,113 and $20,500, respectively.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 16 — Income Taxes

The income tax provision (benefit) on income from continuing operations consists of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Current:
Federal	$—	$7,416	$(3,892)
State	450	1,016	293
Foreign	6,401	5,046	2,629

Total current	6,851	13,478	(970)

Deferred:
Federal	16,403	9,139	2,828
State	1,406	783	242

Total deferred	17,809	9,922	3,070

	$24,660	$23,400	$2,100

A reconciliation of the federal statutory income tax for 2006, 2005 and 2004 at a rate of 35%, and the provision for federal, foreign, and state taxes on income is as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Federal income tax on income at the statutory rate of 35%	$22,031	$23,026	$4,196
Excess of book over tax depreciation on assets constructed with CCF	443	658	691
State and foreign income tax less federal income tax benefit	2,620	2,102	250
Nondeductible expenses	131	(50)	141
Net change in tax reserves	—	(3,982)	(3,516)
Valuation allowance on foreign losses	(223)	1,772	—
Other	(342)	(126)	338

	$24,660	$23,400	$2,100

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

The net deferred income tax assets (liabilities) shown below, both current and noncurrent, result from the tax effects of the following temporary differences at December 31, 2006 and 2005:

	2006	2005

Deferred tax assets:
Non-deductible reserves	$23,417	$24,666
Other Comprehensive Income	4,160	2,225
Intangibles	—	985
Other	—	2,434
Foreign losses	2,920	3,143
Tax credits	3,236	—

	33,733	33,453
Valuation allowance	(2,920)	(3,143)

	30,813	30,310

Deferred tax liabilities:
Excess of book carrying values over tax bases of depreciable assets	(124,237)	(98,519)
Capital Construction Fund accrued deposits	—	(15,580)
Drydocking	(9,044)	(4,988)
LOF contract cost recoveries	(3,681)	—
Intangibles	(2,855)	—
Foreign subsidiaries	(2,352)	(1,544)

	(142,169)	(120,631)

Net deferred tax liability	(111,356)	(90,321)
Current asset	10,449	19,681

Long-term liability	$(121,805)	$(110,002)

As discussed in Note 12 above, the Company has restricted CCF funds. Taxes on CCF deposits and earnings made prior to January 1, 1993 are being recognized over the remaining lives of the assets purchased with qualified CCF withdrawals. At December 31, 2006, 2005 and 2004, the difference between the book carrying values and the tax bases of assets as a result of these past deposits for which the Company has not provided taxes, is $11,192, $12,455 and $14,338, respectively.

The Company has alternative minimum tax carryforwards of approximately $3,236 which have no expiration date available to offset future federal taxes.

NOTE 17 — Fair Value of Financial Instruments

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

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

The methods and assumptions used to estimate the fair value of each class of financial instruments, which potentially subject the Company to concentrations of credit risk, are set forth below:

•	Cash and cash equivalents, marketable securities, and restricted cash — The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The carrying amounts reported in the Consolidated Balance Sheets for these items approximate fair value at December 31, 2006 and 2005.

•	Trade receivables — Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across many diverse industries and geographies. The carrying amounts reported in the Consolidated Balance Sheets for trade receivables approximate fair value at December 31, 2006 and 2005.

•	Long-term debt — Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2006, the estimated fair value of the Company’s debt, with a carrying value of $430,823 is $431,985. At December 31, 2005, the estimated fair value of the Company’s debt, with a carrying value of $356,112 is $363,189.

•	Interest rate swaps — Interest rate swaps are recorded at fair value, representing the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

NOTE 18 — Derivative Instruments

In April 2006, the Company entered into a swap and two call options related to heating oil. The general purpose of these transactions was to manage the Company’s risks related to fluctuations in heating oil fuel prices. At December 31, 2006, the Company’s swap and call options had expired. The Company did not designate these derivatives as hedge transactions and accordingly recorded a loss of $675 during the year ended December 31, 2006 to Derivative Losses, Net.

In the second quarter of 2006, the Company entered into interest rate swaps with notional amounts of $84,942 to convert the floating rate liability to a fixed rate liability. The purpose of the swaps was to allow the Company to reduce its market risk from changes in interest rates. On August 1, 2006, the Company designated its interest rate swaps as cash flow hedges for accounting purposes pursuant to SFAS No. 133. As of December 31, 2006, the Company recorded a fair value adjustment of $2,165 to Other Liabilities in the Consolidated Balance Sheets for its interest rate swaps with the offset of $1,121, net of a $687 deferred tax benefit, to Other Comprehensive Income and $357 to Derivative Losses, Net. The amount recorded to Derivative Losses, Net, was the fair value adjustment prior to the Company adopting hedge accounting for its interest rate swaps pursuant to SFAS No. 133.

In 2002, the Company entered into a rate lock agreement to manage exposure to interest rate risk. The rate lock agreement is accounted for as a cash flow hedge with unrealized gains and losses recorded in Other Comprehensive Income (Loss). The amount paid by the Company on maturity of the rate lock agreement is recognized as an adjustment to interest expense over the term of the underlying debt obligation. The Company recognized $543, $621 and $595 as an adjustment to Interest Expense in 2006, 2005 and 2004, respectively.

NOTE 19 — Stockholders’ Equity

Preferred Stock

Dividends on Series A Junior Convertible Preferred Stock are cumulative at $5.00 per share, payable annually on July 1st. Cumulative dividends in arrears bear interest at 10% per annum, compounded annually. There are no dividends in arrears at December 31, 2006. These shares, together with unpaid cumulative dividends and interest, if any, are convertible to common stock at a conversion price of $1,200 per share, subject to specified anti-dilution

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

adjustments. Shares may be redeemed, at the Company’s option, for $100 per share plus unpaid cumulative dividends and interest.

Earnings Per Common Share

The computations of the numerator and denominator for calculating basic and diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Numerator:
Income from continuing operations	$38,286	$42,389	$9,889
Less preferred stock dividends	(1,575)	(1,575)	(1,575)
Less change in fair value of redeemable common stock	(2,480)	(330)	—

Income for basic earnings per common share from
continuing operations	34,231	40,484	8,314

Gain (loss) from discontinued operations	71	(3,513)	15,026

Net income for basic earnings per common share	34,302	36,971	23,340
Plus preferred stock dividends	1,575	1,575	1,575

Net income for diluted earnings per common share	$35,877	$38,546	$24,915

Denominator:
Basic weighted average shares	133,823	134,525	135,302
Effect of dilutive securities — convertible preferred stock	26,906	26,906	26,250

Diluted weighted average shares	160,729	161,431	161,552

Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated Other Comprehensive Income (Loss), net of tax:

			Adjustment
	Amortization	Fair value	to initially
	of rate lock	of interest	apply FASB
	agreement	rate swap	Statement No. 158	Total

Balance at December 31, 2004	$(4,355)	$—	$—	$(4,355)
Current period change	397	—	—	397

Balance at December 31, 2005	(3,958)	—	—	(3,958)
Current period change	347	(1,121)	(2,355)	(3,129)

Balance at December 31, 2006	$(3,611)	$(1,121)	$(2,355)	$(7,087)

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 20 — Employee Benefit Plans

The Company contributes to Company defined contribution pension plans covering substantially all employees. The Company also makes contributions to non-Company sponsored multiemployer defined benefit and defined contribution pension and welfare plans pursuant to collective bargaining agreements with labor unions representing the Company’s sea-going and shore-side personnel, in accordance with their terms. Expenses included in operations under these benefit plans are as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Company benefit plans	$7,977	$7,119	$5,416
Non-Company sponsored benefit plans	11,846	11,318	11,406

	$19,823	$18,437	$16,822

The plans listed below are the Company-sponsored plans for which the non-union salaried and administrative employees are eligible to participant.

Crowley Retirement Income System Plans

The Company sponsors two profit sharing plans: the Crowley Retirement Income System Plan and the Crowley Retirement Income System Plan — Puerto Rico, (collectively, the “CRISPs”). The CRISPs are designed to provide eligible employees with retirement benefits. The Company contributes 3% of eligible earnings to participants’ accounts and matches 50% of employee contributions up to 6%.

Deferred Compensation Plan

The Company has a deferred compensation plan for which the participants and annual contributions, if any, are determined by the Compensation Committee. Each year’s contribution vests ratably over five years or immediately upon attaining the age of 65, retirement (with the Compensation Committee’s approval), death, or disability as defined by the Company’s Long Term Disability Plan.

In addition, the Management Incentive Plan (“MIP”) has a deferred compensation component for certain executives as determined by the Executive Compensation Subcommittee. In 2006, the Chief Executive Officer was the only participant. The MIP contributions for the Chief Executive Officer vest ratably over five years, upon the obtainment of certain operating income results, upon certain increases in the valuation of Company stock valued for the Company’s Retirement Stock Plan, upon attaining the age of 65, retirement (with the Executive Compensation Subcommittee’s approval), death, or disability as defined by the Company’s Long Term Disability Plan.

For the above deferred compensation plans funds for each year’s contribution may be distributed, at the participant’s election, upon becoming 100% vested, at attainment of age 65 or upon retirement. If the participant dies before receiving the distribution of his or her account, such account will be distributed to his or her beneficiary in a lump sum cash payment as soon as practicable after the participant’s death.

Contributions are placed in an irrevocable rabbi trust available only to the participants and the Company’s creditors. Assets of the deferred compensation plan are contained in a rabbi trust, consisting of investments in

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

various funds as directed by eligible individuals. The Company’s deferred compensation plan assets and liabilities at December 31 are recorded in the Consolidated Balance Sheets as follows:

	2006	2005

Prepaid expenses and other current assets	$847	$1,745
Other assets	13,306	9,926
Accrued payroll and related expenses	678	1,330
Other liabilities	7,031	5,037

The Company recorded gains of $512, $695 and $995 in Other Income for the years ended December 31, 2006, 2005 and 2004, respectively.

Retirement Stock Plan

The Company sponsors the Crowley Maritime Corporation Retirement Stock Plan (“RSP”). Contributions to the RSP are made by the Company based on an annual determination made by the Board of Directors. If stock is contributed, the stock is valued at the stock’s non-marketable minority interest fair value, as determined by an independent appraisal. No contributions were made during the years ended December 31, 2006, 2005 and 2004. At December 31, 2006, 2005 and 2004, the plan held 8,075, 8,579 and 9,063 shares of common stock, respectively. All participant accounts are fully vested. Distribution of shares allocated to RSP participants are made as soon as practicable following the participant’s death, disability, retirement, termination of Company employment after attainment of age 65 or termination of employment if the participant’s account balance is less than one share. All other vested participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. All distributions to a participant are in the form of a single, lump sum distribution of whole shares of common stock. Upon the date of distribution and for the immediately succeeding ten days, such shares of Company stock shall be subject to the Company’s right to repurchase such shares for cash equal to their fair value, (based on a non-marketable minority basis) determined by an independent appraisal as of the preceding calendar year-end.

Employee Stock Ownership Plan

The Company sponsors the Crowley Maritime Corporation Employee Stock Ownership Plan (the “ESOP”), effective as of January 1, 2005, as a vehicle to enable participants to acquire stock ownership interests in the Company without requiring any cash outlay, reduction in pay or other personal investment on the part of the participant. Eligible employees of the Company, as defined by the ESOP, who work at least 22 Weeks of Service during a Plan Year and are employed as of December 31, or have terminated employee status during the Plan Year due to death, disability or retirement are eligible for allocation of shares.

In June 2005, the ESOP was funded by a $1,414 loan (the “2005 ESOP Loan”) from the Company that bears interest at 5.0% per annum. The 2005 ESOP Loan was used to purchase 1,000 shares of common stock from the Company. In June 2006, the Company’s ESOP received a $3,826 loan (the “2006 ESOP Loan”) from the Company that bears interest at 5.0% per annum. The 2006 ESOP Loan was used to purchase 2,000 shares of voting common stock from the Company.

The 2005 ESOP Loan and 2006 ESOP Loan, (collectively, the “ESOP Loans”), will be repaid over a ten-year term from the Company’s plan contributions. The shares of common stock purchased with the ESOP Loans are pledged as collateral for the debt until the shares are released for allocation to eligible employees.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

The ESOP will release shares of common stock for allocation to eligible employees over the remaining term of the ESOP Loans based on the amount of principal paid by the ESOP. Eligible Employees are vested in allocated shares after 5 years of service after January 1, 2005. Distribution of shares allocated to ESOP participants are made as soon as practicable following the participant’s death, disability, retirement, termination of Company employment after attainment of age 65 or termination of employment if the participant’s account balance is less than one share. All other vested participants are eligible for distribution on the earlier of: (a) the third calendar quarter of the third plan year that follows the plan year in which the participant terminates Company employment; or (b) the attainment of age 65. All distributions to a participant are in the form of shares of common stock or cash or a combination of both. Shares pledged as collateral (unallocated shares) are reported in “Unearned ESOP Common Stock” in the accompanying Consolidated Balance Sheets.

As shares are committed to be released, the Company records compensation expense equal to the fair value of the Company’s common stock. Because the Company’s stock is not actively traded on any exchange, its fair value is determined annually by an independent appraisal based on a non-marketable minority interest basis. The independent appraisal is obtained during the second quarter of each year. The Company recorded a fair value adjustment of $227 to the common stock held by the ESOP during the second quarter of 2006. The shares committed to be released are treated as outstanding for purposes of computing earnings per share. The Company has recognized compensation expense of $555 and $147 for the years ended December 31, 2006 and 2005, respectively, based upon the shares committed to be released.

Each share of common stock held by the ESOP contains a put option which, upon distribution of the common stock to a participant, entitles the participant to put the common stock to the Company for the fair value, as defined by the ESOP. Therefore, the Company has classified the maximum cash obligation of the common stock held by the ESOP as mezzanine equity under the caption “redeemable common stock” in the accompanying Consolidated Balance Sheets.

At December 31, the ESOP held the following shares:

	2006	2005

ESOP shares released	400	—
ESOP shares committed to be released	12	104
Unearned ESOP shares	2,588	896
ESOP shares retired	(2)	—

Total shares held by ESOP	2,998	1,000

Fair value of unearned ESOP shares	$4,733	$1,267

Stock Savings Plan

The Company sponsors the Stock Savings Plan (the “SSP”), a profit sharing plan which held 3,497, 4,075 and 4,579 shares of the Company’s common stock at December 31, 2006, 2005 and 2004, respectively, all of which are fully vested. Distribution of shares allocated to SSP participants are made as soon as practicable following the participant’s death, retirement, or termination of employment. Upon distribution of common stock from the SSP, each share of common stock contains a put option which provides the participant with the option to sell his or her shares of stock to the Company upon retirement, death or after a break in service at the common stock’s fair value (based on a marketable minority basis) determined by an independent appraisal as of the preceding calendar year-end.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

The maximum cash obligation of the SSP stock is classified in Redeemable Common Stock included in mezzanine equity in the accompanying Consolidated Balance Sheets in accordance with Emerging Issues Task Force 89-11, Sponsor’s Balance Sheet Classification of Capital Stock with a Put Option Held by an Employee Stock Ownership Plan. At December 31, 2006 and 2005, the maximum cash obligation of the SSP stock was $8,830 and $8,036, respectively.

During the second quarter of 2006, the Company recorded a fair value adjustment of $2,253 to the common stock held by the Stock Savings Plan upon obtaining the annual independent appraisal of the fair value of the Company’s common stock based on a marketable minority basis.

NOTE 21 —	Postretirement Plan

Postretirement Medical, Dental and Life Insurance Expense

The Company sponsors a postretirement medical plan (“Plan”) that provides medical, dental and life insurance to all employees eligible for early or disability retirement in the United States and Puerto Rico. Eligibility for retirement under the Plan is age 60 with 10 years of service. Both employee and spouse are eligible to be covered until the employee reaches age 65. The Plan requires contributions from its participants on a monthly basis. The Plan has no plan assets. The Company contributes amounts on a pay-as-you-go basis.

	2006	2005

Net periodic cost:
Service cost	$365	$337
Interest cost	582	579
Amortization of transition obligation	307	307
Recognized net actuarial loss	260	270

Net periodic benefit cost	$1,514	$1,493

Actuarial assumptions:
Discount rate	5.75%	6.00%
Healthcare cost trend rate assumed for next year	9.63%	9.91%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.28%	5.30%
Year that the rate reaches the ultimate trend rate	2015	2015

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

Postretirement Medical, Dental and Life Insurance Obligation

	2006	2005

Change in benefit obligation:
Benefit obligation, beginning of plan year	$10,497	$10,044
Service cost	365	337
Interest cost	582	579
Plan participants’ contributions	74	—
Actuarial (gain)/loss	(1,407)	206
Benefits paid	(873)	(669)

Benefit obligation, end of plan year	$9,238	$10,497

Net amount recognized:
Funded status	$(9,238)	$(10,497)
Unrecognized net actuarial loss	—	3,620
Unrecognized transition obligation	—	2,153

Net liability recognized	$(9,238)	$(4,724)

Actuarial Assumptions:
Discount rate	6.00%	5.75%

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease

Effect on postretirement benefit obligation	$599	$(571)
Effect on total service cost and interest cost	$89	$(79)

Plans with Accumulated Benefit Obligation Greater than Plan Assets

The accumulated postretirement benefit obligation was $9,238 and $10,497 at December 31, 2006 and 2005, respectively. There were no plan assets in 2006 or 2005.

Expected Cash Flows

Employer Contributions:
2007 (expected) to plan participants	$835
Expected benefit payments:
2007	$835
2008	914
2009	1,044
2010	993
2011	1,002
2012-2016	4,697

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

Application of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158 requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than multi-employer plans) as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through Other Comprehensive Income at December 31, 2006. The incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balances Sheet as of December 31, 2006 is as follows:

Incremental Effect

Other liabilities	$3,799
Deferred income taxes	(1,444)
Total liabilities	2,355
Accumulated other comprehensive income	(2,355)
Total stockholders’ equity	(2,355)

The Company’s measurement date used to determine its benefit obligations was September 30, 2006. Effective December 31, 2008, the Company will be required to measure its benefit obligations as of the Company’s fiscal year end in accordance with SFAS No. 158, rather than within 90 days of its fiscal year end, as was permitted by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

NOTE 22 —	Environmental Costs

The Company’s estimates for environmental remediation costs include labor costs, equipment rental, engineering, consulting fees, sample analysis and material costs. Estimates for environmental remediation are based on the type of contamination, the phase of the remedial action, the type of technology being used, the experience of the type of technology used and on the environmental consultant’s experience or personal experience. Other costs, such as legal and regulatory oversight, are based on experience with similar remedial projects in the same geographic region as the site in question. The recorded liabilities for the estimated future environmental costs at December 31, 2006 and 2005 are approximately $5,278 and $3,874, respectively. The estimated annual payments for future environmental costs as of December 31, 2006 are as follows:

2007	$951
2008	673
2009	637
2010	841
2011	1,103
Thereafter	1,073

$5,278

The Company has classified $951 as Accounts Payable and Accrued Liabilities and $4,327 as Other Liabilities in the accompanying Consolidated Balance Sheets at December 31, 2006. The actual provision for environmental costs has not differed materially from the amounts recorded.

NOTE 23 —	Litigation

General Litigation

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2006, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters (except as otherwise disclosed below) would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

Asbestos Litigation

The Company is currently named as a defendant with other shipowners and numerous other defendants with respect to 15,259 maritime asbestos cases and other toxic tort cases, most of which were filed in the Federal Courts in Cleveland, Ohio and Detroit, Michigan. Each of these cases, filed on behalf of a seaman, longshoreman, ship repair worker or his personal representative, alleges injury or illness based upon exposure to asbestos or other toxic substances and sets forth a claim based upon the theory of negligence under the Jones Act and on the theory of unseaworthiness under the General Maritime Law.

Pursuant to an order issued by the Judicial Panel on Multidistrict Litigation dated July 29, 1991, all Ohio and Michigan cases (“the Multidistrict Litigation”) were transferred to the United States District Court for the Eastern District of Pennsylvania for pretrial processing. On May 1, 1996, the cases were administratively dismissed subject to reinstatement in the future. Thirty-six of the Ohio and Michigan claims which name one or more Company entities as defendants have been reinstated, but the plaintiffs’ attorneys are not actively pursuing these cases. Although ten years have passed since the dismissal, it is not known whether a plan can be developed that will result in settlement of the cases. If not settled, upon reinstatement, the cases should be remanded to the Ohio and Michigan federal courts.

In addition, the Company is a defendant with others in 97 asbestos or other toxic cases pending in jurisdictions other than the Eastern District of Pennsylvania. These other jurisdictions include state and federal courts located in Northern California, Oregon, Texas, Louisiana, Florida, Maryland and New York. These cases contain allegations of injury similar to those alleged in the Multidistrict Litigation cases.

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

At December 31, 2006, the Company has accrued $3,138 as its best estimate of the liability and has recorded a receivable from its insurance companies of $1,134 related to its reinstated asbestos litigation and other asbestos and toxic claims described above. The Company does not accrue for unasserted asbestos claims, such as in the Multidistrict Litigation, because it believes that it is not possible to determine whether any loss is probable with

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

respect to such claims or even to estimate the amount or range of the loss, if any. Among the reasons is that the claims are made by an indeterminable number of people that include not just seamen who served on Company vessels, but longshoreman, ship repair workers and others.

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

A summary of all the asbestos-related claims discussed above for the years ended December 31, 2006, 2005 and 2004 is presented below (dollars are in thousands):

	2006	2005	2004

Number of claims filed	66	62	60
Number of claims settled	5	6	12
Number of claims dismissed	3	6	20
Total settlements paid	$83	$93	$6,488
Average settlement	$17	$16	$541
Legal expenses paid	$607	$571	$898
Insurance proceeds received	$6,377	$77	$298

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

Litigation Involving Directors

A purported class action and derivative complaint, Franklin Balance Sheet Investment Fund v. Crowley (“Franklin”), was filed on November 30, 2004, in the Court of Chancery (the “Court”) in the State of Delaware against the Company and its Board of Directors alleging breaches of the fiduciary duties owed by the director defendants to the Company and its stockholders. Among other things, the complaint alleges that the defendants improperly spent on certain split-dollar life insurance policies to advance a corporate policy of entrenching the Company’s controlling stockholder, Thomas B. Crowley, Jr., and certain members of his family. The plaintiffs seek damages and other relief. On February 25, 2005, the defendants filed a motion to dismiss the complaint. The motion was briefed and heard on September 30, 2005. Before ruling on the motion to dismiss, the Court, on January 19, 2006, ordered that motion stayed pending resolution of two motions filed on December 27, 2005; one motion to amend filed by the plaintiff, and a second motion to intervene filed by a purported stockholder. These motions were briefed and a hearing on the plaintiffs’ motion to amend was held on June 9, 2006. The Court granted these motions and ordered the plaintiffs to promptly file their amended complaint. Plaintiffs filed their amended complaint on October 24, 2006. On November 8, 2006, the Company moved to dismiss the Amended Complaint in its entirety. The Company intends to vigorously defend this action, as it believes that there are legal and factual defenses to the claims. The Company believes that an adverse outcome of this case would not have a material effect on its financial condition, results of operations or cash flows.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 24 — Commitments and Contingencies

The Company is also party to numerous long-term contracts for shipment of goods for other parties. Several of these contracts include clauses under which contract prices may change if certain economic events occur, primarily increases or decreases in certain components of vessel operating costs. These contracts are subject to audit by the cargo owners. Management has estimated the applicable amount of revenue to record for these contracts and, although it is at least reasonably possible that contract prices will change in the near term, management believes that it has accounted for these contracts appropriately. It is management’s opinion that adjustments, if any, will not have a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows.

The Company has executed agreements for the construction of 8 ATBs and 2 heavy lift deck barges at an aggregate cost of approximately $453,550 (including the cost of owner-furnished equipment). The vessels are currently under construction and are expected to be delivered over the next four years. Payments of $78,338 were made under these contracts during the year ended December 31, 2006. Upon delivery, the Company has commitments to time charter four of these ATBs for periods ranging from three to seven years. These receipts are not reflected in the lease receipts commitments in Note 14 since the Company has not taken delivery of the vessels and therefore these time charters have not yet commenced.

During 2006, the Company entered into a contract to purchase a barge for $3,966 (including the cost of owner-furnished equipment). Payments of approximately $391 were made under this contract during the year ended December 31, 2006. The Company intends to deploy the barge in Alaska in its Petroleum Services segment during 2007.

The Company intends to use funds available from its CRF and CCF to fund portions of these vessel commitments.

The Company is also obligated under contractual commitments for leasehold improvements under an operating lease, software maintenance agreement and minimum purchased transportation. Payments of $17,168 were made under these commitments for the year ended December 31, 2006.

The future payments under the above commitments for the next five years as of December 31, 2006 are as follows:

2007	$117,257
2008	125,883
2009	103,533
2010	51,278
2011	—

$397,951

For subsequent events related to the Company’s commitments and contingencies, refer to Note 28.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 25 — Additional Cash Flow Information

Interest paid, net of amounts capitalized, and income tax payments for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Interest	$23,605	$19,756	$19,031
Income taxes	7,373	9,339	8,715

At December 31, 2006 and 2005, the Company has accrued $8,689 and $9,742, respectively for the purchase of property and equipment.

During the years ended December 31, 2006 and 2005, the Company recorded a fair value adjustment to its Redeemable Common Stock of $2,480 and $330, respectively.

NOTE 26 —	Financial Information by Segment and Geographic Area

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

The Company is organized and managed principally by means of five operating segments: Puerto Rico and Caribbean Islands Liner Services, Latin America Liner Services, Logistics Services, Marine Services and Petroleum Services. The Company manages its business operations and evaluates performance based upon the revenue and operating income of its operating segments.

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

Petroleum Services transports crude oil, petroleum products and chemicals among ports in the contiguous United States, Alaska, and the Gulf of Mexico. Petroleum Services also operates a refined petroleum products distribution business in Alaska which includes the operations of owned or leased tank farms and the distribution of

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

fuel via distribution centers, gas stations and retail delivery. Petroleum Services also provides vessel management services to third parties.

The Other segment includes corporate services. Corporate services provides accounting, legal, human resources, information technology, purchasing support, insurance, engineering and vessel acquisition and construction services to the Company’s operating segments and allocates 100% of their associated costs to the operating segments. Asset charges (recoveries) are allocated to the segment that last used the asset.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

The table below summarizes certain financial information for each of the Company’s segments and reconciles such information to the Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004. The Company does not segregate assets or expenditures for long-lived assets by reporting segment; therefore these amounts are reported under Other. Additionally, the Company does not allocate interest income, interest expense, minority interest in consolidated subsidiaries, derivative income (losses), other income, or income taxes to operating segments. Accordingly, such amounts are included in Other. During 2006, the Company revised its allocation methodology for corporate overhead among its reportable segments. As a result, prior year Operating Income (Loss) for the Company’s reportable segments has been restated to conform with the current year presentation.

	Liner	Logistics	Marine	Petroleum	Segment			Consolidated
	Services	Services	Services	Services	Total	Other	Elimination	Total

2006
Operating revenues	$663,095	$51,704	$223,071	$130,569	$1,068,439	—	—	$1,068,439
Fuel sales	—	—	—	399,247	399,247	—	—	399,247
Intersegment revenues	8,917	241	49,179	182	58,519	$104,227	$(162,746)	—
Depreciation and amortization	14,452	854	10,123	18,701	44,130	24,391	—	68,521
Asset recoveries, net	(745)	(2,780)	(6,777)	(59)	(10,361)	—	—	(10,361)
Operating income	55,737	2,136	3,721	20,736	82,330	—	—	82,330
Gain (loss) from discontinued operations, net of tax	(171)	—	315	(73)	71	—	—	71
Assets					—	1,218,618		1,218,618
Total expenditures for additions to long-lived assets					—	123,018		123,018
2005
Operating revenues	$639,093	$48,062	$183,915	$126,383	$997,453	—	—	$997,453
Fuel sales	—	—	—	193,360	193,360	—	—	193,360
Intersegment revenues	6,766	59	48,838	—	55,663	$109,419	$(165,082)	—
Depreciation and amortization	14,064	1,581	10,447	16,517	42,609	22,486	—	65,095
Asset recoveries, net	(4,466)	(55)	(10,257)	(563)	(15,341)	—	—	(15,341)
Operating income (loss)	45,743	(1,745)	20,621	16,181	80,800	—	—	80,800
Gain (loss) from discontinued operations, net of tax	(43)	(8)	303	(3,765)	(3,513)	—	—	(3,513)
Assets					—	1,058,711		1,058,711
Total expenditures for additions to long-lived assets					—	113,957		113,957
2004
Operating revenues	$587,689	$38,440	$161,426	$115,962	$903,517	—	—	$903,517
Fuel sales	—	—	—	86,884	86,884	—	—	86,884
Intersegment revenues	3,005	485	39,310	—	42,800	$107,588	$(150,388)	—
Depreciation and amortization	11,236	1,605	10,895	15,675	39,411	23,207	—	62,618
Asset recoveries, net	(667)	46	(4,253)	28	(4,846)	—	—	(4,846)
Operating income	26,633	(5,638)	(1,202)	9,223	29,016	—	—	29,016
Gain (loss) from discontinued operations, net of tax	2,987	(1,809)	—	13,848	15,026	—	—	15,026
Assets					—	980,757		980,757
Total expenditures for additions to long-lived assets					—	27,594		27,594

Geographic Area Information

Revenues are attributed to the United States and to all foreign countries based on the port of origin for the ocean transportation of the carriage of ocean cargo and the location of service provided for all other operations. Revenues

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

from external customers attributable to an individual country, other than the United States, were not material for disclosure.

Revenues from external customers and property and equipment, net by geographic area are summarized as follows:

	United	All Foreign	Consolidated
	States	Countries	Total

2006
Revenues	$1,277,134	$190,552	$1,467,686
Property and equipment, net	$664,238	$9,360	$673,598
2005
Revenues	$1,011,774	$179,039	$1,190,813
Property and equipment, net	$596,332	$10,987	$607,319
2004
Revenues	$829,279	$161,122	$990,401
Property and equipment, net	$490,317	$3,672	$493,989

NOTE 27 — Quarterly Results of Operations (Unaudited)

Summary data relating to the consolidated results of operations for each quarter of the years ended December 31, 2006 and 2005 are as follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

2006
Revenues	$328,622	$354,371	$440,671	$344,022
Operating income	$19,992	$8,200	$35,261	$18,877
Income from continuing operations	$9,959	$2,042	$17,319	$8,966
Gain (loss) from discontinued operations, net of tax	(51)	250	(18)	(110)

Net income	$9,908	$2,292	$17,301	$8,856

Basic earnings per common share:
Income from continuing operations	$71.34	$(6.21)	$126.64	$64.20
Gain (loss) from discontinued operations	(0.38)	1.87	(0.13)	(0.82)

Net income	$70.96	$(4.34)	$126.51	$63.38

Diluted earnings per common share:
Income from continuing operations	$61.74	$(6.21)	$108.08	$55.89
Gain (loss) from discontinued operations	(0.32)	1.87	(0.11)	(0.69)

Net income	$61.42	$(4.34)	$107.97	$55.20

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

2005
Revenues	$239,207	$266,926	$343,822	$340,858
Operating income	$7,827	$14,311	$29,020	$29,642
Income from continuing operations	$2,153	$10,087	$15,968	$14,181
Gain (loss) from discontinued operations, net of tax	(313)	319	(3,301)	(218)

Net income	$1,840	$10,406	$12,667	$13,963

Basic earnings per common share:
Income from continuing operations	$13.04	$69.50	$115.94	$102.80
Gain (loss) from discontinued operations	(2.32)	2.37	(24.57)	(1.62)

Net income	$10.72	$71.87	$91.37	$101.18

Diluted earnings per common share:
Income from continuing operations	$13.04	$60.62	$99.44	$88.07
Gain (loss) from discontinued operations	(2.32)	1.98	(20.56)	(1.35)

Net income	$10.72	$62.60	$78.88	$86.72

Fourth Quarter 2006 Significant Events:

During the fourth quarter of 2006, the Company acquired certain assets of Fast Fuel LLC, a fuel distribution business in western Alaska. Refer to Note 2 for additional information.

During the fourth quarter of 2006, the Company received a partial payment of $15,986 towards a Final Interim Award of $20,000 plus interest for one of its LOF contracts. Refer to Note 6 for additional information.

During the fourth quarter of 2006, the Company’s Marine Services segment entered into a no-cure-no-pay (non-LOF) salvage contract. As of December 31, 2006, the Company has expensed $4,521 in costs related to this contract. Furthermore, no revenue was recorded under this contract until the first quarter of 2007 when the Company successfully completed the salvage for this contract. Refer to Note 28.

Fourth Quarter 2005 Significant Events:

During the fourth quarter of 2005, a vessel, representing a component of the Company, was sold. The vessel and its related operations were classified as discontinued operations.

During the fourth quarter of 2005, the Company recorded an additional $4,200 of insurance reserves primarily related to its workers compensation and protection and indemnity self-insurance.

CROWLEY MARITIME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)

NOTE 28 — Subsequent Events

Acquisition

In January 2007, the Company acquired the tanker escort business of SeaRiver Maritime, Inc. (“SeaRiver”), for a cash purchase price of $7,500 consisting of bareboat charters for two vessels, a revenue sharing agreement, a pier lease agreement, customer list and a non-compete agreement. There were no fixed or tangible assets purchased in this acquisition. The purchase price will be allocated to identifiable intangibles upon completion of a third party appraisal. This purchase complements the Company’s ship assist operations in the San Francisco Bay, California area. The operations of SeaRiver will be included in the Company’s Consolidated Statements of Operations commencing January 22, 2007 and will be reported under the Marine Services segment. The Company expects to complete the process of allocating the purchase price during the fourth quarter of 2007.

Commitments

In January 2007, the Company entered into a construction contract for a heavy lift barge for $14,544 (including cost of owner-furnished equipment). The Company intends to deploy the barge in its Marine Services segment during the fourth quarter of 2007.

Disposal of Asset

In January 2007, the Company sold a vessel with a net book value of $1,203 at December 31, 2006 for proceeds of $15,000. The Company intends to place the net proceeds from the sale in the Company’s CRF. See Note 11 for further information on the Company’s CRF.

No-Cure-No-Pay (Non-LOF) Salvage Contract

In February 2007, the Company’s Marine Services segment completed its no-cure-no-pay contract for which it had expensed $4,521 of costs during the fourth quarter of 2006 (refer to Note 27). Therefore, the Company will recognize approximately $16,000 of revenue from this contract during the first quarter of 2007.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2006
(In thousands)

Allowance for Bad Debts:

	Balance at	Charged to		Recoveries,	Balance at
	Beginning	Costs and	Other	Deductions	End
Year	of Year	Expenses	Adjustments(1)	Chargeoffs	of Year

2004	$9,121	$2,635	$1,152	$(4,530)	$8,378
2005	8,378	3,816	3,262	(2,926)	12,530
2006	12,530	2,833	2,085	(7,489)	9,959

(1)	Adjustments represent allowances (recoveries) for contractual adjustments, which are recorded as adjustments to revenues.

2006 compared with 2005

The Company’s provision for doubtful accounts decreased $983, or 25.8%, in 2006 compared with 2005 as a result of: (1) increased collections and favorable settlements on certain demurrage detention billings; and (2) a less active hurricane season in 2006 as compared with 2005. These decreases were partially offset by increases in the provision due to: (1) an increase in revenues of 23.3% during 2006 compared with 2005 due to growth from our operations and businesses acquired; and (2) several Company customers filing bankruptcy resulting in a writeoff of the customer accounts. The increase in recoveries, deductions and charge-offs was due to the resolution of a billing dispute for which the Company had previously reserved.

2005 compared with 2004

The Company’s provision for doubtful accounts increased $1,181, or 44.8%, in 2005 compared with 2004 as a result of: (1) an increase in revenues of 20.2% during 2005 as compared with 2004 due to growth from its operations and businesses acquired; and (2) an increase from specific customers’ reserves established. In 2005, several of the Company’s customers filed for bankruptcy causing a writeoff of the customer accounts; however, claims have been filed with the respective bankruptcy courts.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including its principal executive officer (who is the Chief Executive Officer) and the principal financial officer (who is the Senior Vice President and Controller), have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) which include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s principal executive officer and the principal financial officer concluded that such disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, accumulated and communicated within the time periods specified in Securities and Exchange Commission rules and forms.

This evaluation considered the changes made during the fourth quarter of 2006 to address the material weaknesses in our internal controls identified during the third quarter of 2006, as reported in our Form 10-Q/A for the three and six months ended June 30, 2006, as filed with the Securities Exchange Commission on November 20, 2006. A material weakness is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk of material misstatements caused by error or fraud in the amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weaknesses identified in our internal controls during the third quarter of 2006 related to accounting for leases and inventory valuation.

(b) Changes in Internal Control over Financial Reporting

In the fourth quarter of 2006, we took the following steps to address the issues identified as a material weaknesses and which we believe have enhanced the effectiveness of our internal control over financial reporting and our disclosure controls and procedures:

•	we developed procedures to review all revenue-based leases for escalation clauses to determine if such revenue shall be recognized on a straight-line basis; and

•	we developed procedures to provide additional review over the accounting for inventory to ensure that inventory is stated at the lower of cost or market.

We completed the implementation of these changes to our system of internal controls and our disclosure controls and procedures in the fourth quarter of 2006 and believe that these changes have addressed the material weaknesses that affected our internal controls over financial reporting. We will continue with our on-going evaluation and will improve our internal control over financial reporting as necessary to assure their effectiveness. However, the effectiveness of our system of internal control over financial reporting is subject to certain limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal controls over financial reporting will prevent all errors.

The changes noted above were the only changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

Item 9B.	Other Information.

On February 27, 2007, the Board of Directors of the Company amended Article II, Section 2 of the Company’s By-Laws to change the date of the annual meeting of stockholders from 2 pm on the second Thursday of May to such a day and time as designated by the Board of Directors and to delete references to the Series B Preferred Stock which is no longer outstanding.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors and Executive Officers of the Company

The directors of the Company are as follows:

		Principal Occupations and Business	Director
Name of Director	Age	Experience During the Past Five Years	Since

Philip E. Bowles	55	President of Bowles Farming Company, Inc. since 1980; Managing Partner of B&N Minerals Partnership since 1982; and Director and Secretary of Midland Tractor Company from 1980 until 2003.	1986

Molly M. Crowley	68	Self-employed real estate investor.	1994

Thomas B. Crowley, Jr.	40	Chairman of the Board of Directors,	1994
		President and Chief Executive Officer of the Company since 1994.

Gary L. Depolo	71	Self-employed; Director of Sutter	1994
		Health since 2002; Director of Alta Bates Summit Medical Center since 1997; advisory board member to Foster Farms Poultry Company from 1992 until 2002.

Earl T. Kivett	59	Retired; former partner in Bain &	2002
		Company where Mr. Kivett was employed for nearly 23 years and served as a member of Bain & Company’s worldwide board of directors from 1989 to 2001.

William A. Pennella	62	Vice Chairman of the Board of Directors of the Company since September 2000; Executive Vice President of the Company since January 1996.	2000

Leland S. Prussia	78	Self-employed economic consultant and financial advisor from 1987 to the present.	1994

William P. Verdon	66	Senior Vice President and General	2005
		Counsel of Crowley from 1992 through December 2005; consultant to the Company since January 1, 2006.

Cameron W. Wolfe, Jr.	67	Partner, Orrick, Herrington & Sutcliffe LLP from October 1964 through January 2005; Of Counsel, Orrick, Herrington & Sutcliffe LLP from February 1, 2005 to present.	1989

Information on the Executive Officers of the Company is provided in “Part 1 — Item 1. Business — Executive Officers.”

Mrs. Molly M. Crowley is the widow of Thomas B. Crowley, the father of Thomas B. Crowley, Jr. Mr. Philip E. Bowles is the first cousin of Thomas B. Crowley, Jr. Except for the family relationship between Mrs. Crowley and Thomas B. Crowley, Jr., and Mr. Bowles and Thomas B. Crowley, Jr., there is no family relationship by blood, marriage or adoption between any of the individuals named above and any executive officer or director. There is no arrangement or understanding between the above individuals and any other person pursuant to which they have been or will be selected as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and holders of more than 10% of the Company’s Common Stock (collectively, “reporting persons”) to file reports of ownership and changes in ownership of the Company’s equity securities with the SEC. Such reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based upon our review of the reports furnished to the Company, the Company believes that during fiscal year 2006, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this code of ethics will be provided without charge, upon written request sent to our principal executive offices which are located at 9487 Regency Square Boulevard, Jacksonville, Florida 32225; Attention: General Counsel.

Audit Committee

The Board of Directors has an Audit Committee. Messrs. Bowles, Crowley, Depolo (Chairperson), Kivett and Prussia are the current members of the Audit Committee and each served on the committee throughout 2006. All members of the Audit Committee are independent directors as defined under current listing standards for the Nasdaq stock market (Rule 4200(a)(15) (other than Mr. Crowley, who is an officer and employee of the Company).

Audit Committee Financial Expert

The Board of Directors has determined that Audit Committee members, Gary L. Depolo and Leland S. Prussia, are “audit committee financial experts” (as such term has been defined in the SEC regulations). Messrs. Depolo and Prussia are “independent” as that term is used in Rule 4200(a)(15) of the Nasdaq stock market’s listing rules.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Philosophy and Objectives

The Company’s company-wide compensation philosophy is to link closely an individual’s compensation with his or her individual performance and with Crowley’s financial performance while supporting and reinforcing its long-term business strategy. The objectives of the executive compensation program are to:

•	Align the compensation program design with Company goals, key performance measures and expectations of the Company and each business unit;

•	Attract and retain experienced high-quality executives from industry in general and the marine transportation industry in particular;

•	Reward executives for superior performance measured by the Company’s financial results, strategic achievements and individual contributions to the overall progress of the Company, while balancing the interests of our three key stakeholders — employees, customers and stockholders;

•	Reinforce strategic and business plans that will keep the Company in a position for profitable long-term growth;

•	Balance short-term and long-term performance and compensation; and

•	Enhance stockholder value over time.

Components of Compensation

Executive compensation has three primary components — base salary, bonus, and deferred compensation — with deferred compensation functioning as the long-term incentive element. Executives also generally participate in two active tax-qualified plans covering substantially all employees except those covered by multi-employer pension and welfare plans of labor unions that represent the Company’s sea-going and shore-side personnel, the Crowley Retirement Income System Plan (the “CRISP”), and the Employee Stock Ownership Plan (the “ESOP”). Because the CRISP and ESOP are broad based, the Company substantially relies on base salary, bonus, and deferred compensation awards to satisfy its executive compensation objectives. Company equity (other than the minor amount represented by the ESOP) is not an executive compensation component. There is no public trading market for the common stock of the Company.

Roles of the Board, the Compensation Committee, the Executive Compensation Subcommittee and Management

The Board of Directors retains control and approval authority for the funding criteria for the bonus plan and the deferred compensation plan (for other than those with annual compensation in excess of $1.0 million). The Board has delegated to the Compensation Committee, which is composed of six directors (Messrs. Bowles, Crowley, Depolo, Kivett, Prussia and Wolfe) the authority to approve awards under the non-qualified Deferred Compensation Plan (“DCP”) (for other than those with annual compensation in excess of $1.0 million) and to make recommendations to the Board on the funding criteria for the bonus plan and the DCP. The Board has delegated to Mr. Crowley, as Chief Executive Officer, the authority to determine all base salaries and bonuses within the funding criteria fixed by the Board other than participants in the Management Incentive Plan (“MIP”). All decisions on participants in the MIP, including any criteria, have been delegated to the Executive Compensation Subcommittee, which is composed of three independent directors (Messrs. Depolo, Kivett and Prussia).

Comparative Compensation

The Company relies on Mercer Human Resource Consulting (“Mercer”) to provide annual market data and analysis to help the Company achieve competitive compensation packages in the three individual elements, and more particularly in total cash compensation (salary and bonus) and in total direct compensation (all three elements). Mercer has used two market references in conducting its analysis — published compensation surveys (the Watson Wyatt Top Management Compensation Survey and the Mercer Benchmark Database) and Mercer’s own survey of peer companies1 in the transportation industry that are closest to the Company in terms of business and revenue. Base salary, total cash compensation, and total direct compensation are compared to the 25th percentile, 50th percentile or 75th percentile of the published surveys on a position by position basis. A second comparison is made to the comparable compensation position in each company in the peer group and the peer group average. The deferred compensation component is compared to the annual long-term incentive awards of a market composite that include both the published surveys and the peer group. While the 50th percentile is often an overall guide, actual compensation in each category or in the aggregate can vary significantly based upon the time a position has been held, individual performance and other factors.

1 In 2006, Arkansas Best Corporation, Alexander & Baldwin, Inc., Overseas Shipholding Group, Inc., General Maritime Corporation, Tidewater Inc., Kirby Corporation, OMI Corporation, Seacor Holdings Inc., Seabulk International Co., International Shipholding Corporation and Maritrans Inc. In 2007, American Commercial Lines, Arkansas Best Corporation, Alexander & Baldwin, Inc., Seacor, Inc., Horizon Lines Inc., Overseas Shipholding Group, Inc., Tidewater, Inc., Kirby Corporation, OMI Corp. and General Maritime Corp.

Peer group long-term incentives are heavily weighted to stock options, with some restricted stock grants and long-term performance plans. For comparative purposes, Mercer values these and reduces them to a present value, which is compared to the present value of the deferred compensation award.

The Mercer analysis is used as a basis for an annual presentation in the first quarter of the year to the Compensation Committee and the Executive Compensation Subcommittee by the Director, Compensation and Benefits, and a representative from Mercer.

Internal pay equity among the Vice Chairman and Executive Vice President, the business unit general managers, and the Senior Vice President and General Counsel is reviewed by the Chief Executive Officer, the Director, Compensation and Benefits, and the Compensation Committee. The compensation of participants in the MIP is generally not part of that analysis.

Base Salaries

The Chief Executive Officer uses the Mercer analysis as reference in his review of base salaries as a component of total cash and total direct compensation and how base salaries comply with the Company’s philosophy and objectives. Changes in base salary are made as a result of general and transportation industry salary trends, individual base salary compared to market salary for a comparable position, internal pay equity, Company performance and individual performance.

The Executive Compensation Subcommittee also uses the Mercer analysis as reference in its review of base salaries for those with annual compensation in excess of $1.0 million in making its determination of any change to base salary. Only the Executive Compensation Subcommittee has the authority to approve changes to base salary for this group. Changes in base salary are made as a result of general and peer group salary trends, individual base salary compared to market salary for the comparable position, Company performance and individual performance.

Bonus

Each year in the first quarter, the Compensation Committee reviews a bonus matrix for all non-union employees, including executive officers, by position level as proposed by the Chief Executive Officer and the Director, Compensation and Benefits. This bonus matrix excludes the participants in the MIP (the Chief Executive Officer and, for 2007, the Vice Chairman and Executive Vice President) whose compensation is expected to exceed $1.0 million. The amount of the total bonus pool is a function of the Company’s operating income as a percentage of revenue (“Operating Margin”). Positions are divided into different groups and a percentage of actual base salary assigned for payments to each group as a group, which percentages increase to varying degrees for the eight groups as Operating Margin increases. Bonuses are awarded based on individual performance. As a result, an individual’s actual bonus may be higher or lower than the target percentage for his or her respective group, but the bonus payments for all members of the group cannot generally exceed the “pool” for the group as a whole. The Compensation Committee reviews and recommends the bonus matrix to the Board for approval. The Board reviews the Compensation Committee’s proposal which may or may not be amended and approves the matrix for implementation. Following fiscal year end, the Chief Executive Officer determines the allocation of each pool to the individual participants after taking into consideration the recommendations of the management team and their assessment of individual performance. An individual’s performance is the key element that drives the bonus award which is intended to recognize the individual’s contribution to the Company financial results, strategic achievements and contributions to the overall progress of the Company, other employees, customers and stockholders.

Executives whose annual compensation exceeds $1.0 million are eligible to participate in the MIP (the Chief Executive Officer and, for 2007, the Vice Chairman and Executive Vice President). The MIP provides for a separate bonus matrix recommended by the Director, Compensation and Benefits. This matrix is also based on Operating Margin. The MIP has been approved by the stockholders and is in place to ensure compensation deductibility for the Company for compensation in excess of $1.0 million. The Executive Compensation Subcommittee reviews the recommendation which may or may not be amended and approves the funding matrix as well as the actual bonus for participants in the MIP.

The Mercer analysis is used as a reference to evaluate whether the proposed bonus matrix, more specifically the total cash compensation resulting from the bonus payment, results in compensation that is competitive with the public surveys and the industry peer group at the time the matrices for the bonus plan and the MIP are established at the beginning of the fiscal year.

Deferred Compensation

The third component of executive compensation is deferred compensation under the non-qualified DCP, or in the case of those whose annual compensation exceeds $1.0 million under the deferred compensation component of the MIP. Deferred compensation is the only long-term incentive component of pay.

The purpose of the DCP is to provide deferred compensation to a select group of executive employees to stimulate future contributions to the Company. The Compensation Committee is responsible for designating key executives for participation in the DCP. The number of participants is currently approximately 20. The DCP also uses a matrix based on Operating Margin that operates substantially similarly to the matrices for the bonus plan and bonus component of the MIP. The Company’s Board of Directors approves the funding matrix for all participants in the DCP. The Chief Executive Officer recommends the actual awards and the Compensation Committee approves or alters the recommended awards. Actual awards may vary depending upon individual performance. DCP accounts vest ratably over five years or immediately upon attaining the age of 65, retirement (with the Compensation Committee’s approval), death, or disability as defined by the Company’s Long Term Disability Plan.

The deferred compensation component of the MIP is intended to serve the same purpose as the DCP and also utilizes a matrix. The Executive Compensation Subcommittee fixes both the original matrix and actual payout to participants in the MIP, (the Chief Executive Officer and, for 2007, the Vice Chairman and Executive Vice President). The Chief Executive Officer’s account vests ratably over five years, the obtainment of certain operating income results, certain increases in the valuation of company stock valued for the Company’s Retirement Stock Plan, upon attaining the age of 65, retirement (with the Executive Compensation Subcommittee’s approval), death, or disability as defined by the Company’s Long Term Disability Plan and other participants’ accounts vest ratably over five years or immediately upon attaining the age of 65, retirement (with the Executive Compensation Subcommittee’s approval), death, or disability as defined by the Company’s Long Term Disability Plan.

The matrix for the DCP and the deferred compensation component of the MIP takes into consideration the long-term incentive component of the Mercer data to insure competitive awards, while challenging the participants to achieve greater Company financial results, which translate into additional funds being available for awards. The Company believes that tying deferred compensation to results will assist in the retention of high-quality executives, keep the Company in a position for profitable long-term growth and enhance stockholder value over time.

Crowley Maritime Corporation Retirement Income System Plan (“CRISP”)

The CRISP is a broad based qualified profit sharing plan consisting of a Retirement Savings Account (“RSA”), a Section 401(k) retirement savings account plan, and an Individual Pension Account (“IPA”). The Company contributes 50% of the amount the employee contributes up to 6% of base salary to each RSA account, with a maximum Company contribution for 2006 of $6,600. The Company contributes 3% of compensation (base salary, bonus, and overtime) to the IPA account after the end of the year providing certain employment service requirements are met with a maximum contribution for 2006 of $6,600. The IPA requires five years of service to become fully vested in the account.

Crowley Maritime Corporation Employee Stock Ownership Plan (“ESOP”)

The ESOP was created January 1, 2005. This is a broad based plan in which all regular salaried administrative employees are automatically enrolled. The purpose of the ESOP is to provide participants with a sense of Company-ownership and not as a source of meaningful compensation.

Perquisites

The Company has various policies delineating items treated as perquisites, such as moving allowances. Perquisites provided to the Chief Executive Officer are determined by the Executive Compensation Subcommittee and include Company payment for tax consulting services, country club dues, and personal use of a Company provided vehicle. Payments of these perquisites are common, as supported by surveys from Mercer and other sources.

The Company’s other executives receive a monthly allowance in lieu of car, country club dues and the like. This allowance is approved by the Chief Executive Officer.

Compensation of Executives

The following table sets forth certain information with respect to the compensation of the Company’s principal executive officer, principal financial officer, and the Company’s three most highly compensated executive officers (the “named executive officers”), other than the principal executive officer and principal financial officer, serving as such at the end of 2006. The columns “Stock Awards”, “Option Awards” and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” are omitted because the Company has nothing to report in these columns.

Summary Compensation Table

				Non-Equity
				Incentive Plan		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)		Compensation($)		Total ($)
(a)	(b)	(c)	(d)	(g)		(i)		(j)

Thomas B. Crowley, Jr.	2006	$839,145	$—	$2,056,510	(1)	$1,149,199	(2)	$4,044,854
Chairman of the Board of Directors, President and Chief Executive Officer
John C. Calvin	2006	200,295	—	166,000	(3)	23,182	(4)	389,477
Senior Vice President and Controller
William A. Pennella	2006	431,250	—	423,490	(5)	13,200	(4)	867,940
Vice Chairman of the Board and Executive Vice President
Susan L. Rodgers	2006	206,910	—	171,500	(6)	23,424	(4)	401,834
Senior Vice President of Administration
Arthur F. Mead III	2006	203,775	20,000	164,000	(7)	23,306	(4)	411,081
Senior Vice President, General Counsel and Assistant Secretary

(1)	Represents $880,150 under the bonus component of the MIP and $1,176,360 under the deferred compensation component of the MIP, and represents 104.0% and 139.0%, respectively, of his salary (as of April 1), for amounts payable under MIP for achievement of an Operating Margin of 4.9%.

(2)	Includes for Mr. Crowley certain perquisite expenses paid by the Company in the amount of $54,094 for tax consulting, $6,382 for club dues, $3,485 for auto allowance, $13,200 in contributions by the Company to Mr. Crowley’s CRISP account, $1,070,190 paid to Mr. Crowley pursuant to the terms and conditions of the Settlement Agreement, which payments represent the interest payable by Mr. Crowley in accordance with the terms of a financing he arranged in conjunction with the Settlement Agreement, as adjusted by the Company so that the after-tax amount received by Mr. Crowley equals the interest he must pay in accordance with the terms of the financing (see “Item 13. Certain Relationships and Related Transactions, and Director Independence”) and $1,848 for premiums paid by the Company for group term life insurance.

(3)	Represents $79,000 under the bonus plan and $87,000 under the DCP and represents 39.4% and 43.4%, respectively, of his salary, the amounts payable under the bonus plan and the DCP for the group of which Mr. Calvin is a member for achievement of an Operating Margin of 4.9%.

(4)	Includes for Mr. Calvin, contributions by the Company to his CRISP account of $12,609, group term life insurance of $1,361, and payment in lieu of specific perquisites of $9,213. Includes for Mr. Pennella, contributions by the Company to his CRISP account of $13,200. Mr. Pennella’s perquisites were less than $10,000. Includes for Ms. Rodgers, contributions by the Company to her CRISP account of $12,807, group term life insurance of $1,404, and payment in lieu of specific perquisites of $9,213. Includes for Mr. Mead, contributions by the Company to his CRISP account of $12,713, group term life insurance of $1,380, and payment in lieu of specific perquisites of $9,213.

(5)	Represents $234,600 under the bonus plan and $188,890 under the DCP and represents 54.4% and 43.8%, respectively, of his salary, the amounts payable under the bonus plan and the DCP for the group of which Mr. Pennella is a member for achievement of an Operating Margin of 4.9%.

(6)	Represents $81,500 under the bonus plan and $90,000 under the DCP and represents 39.4% and 43.5%, respectively, of her salary, the amounts payable under the bonus plan and the DCP for the group of which Ms. Rodgers is a member for achievement of an Operating Margin of 4.9%.

(7)	Represents $79,000 under the bonus plan and $85,000 under the DCP and represents 38.8% and 41.7%, respectively, of his salary, the amounts payable under the bonus plan and the DCP for the group of which Mr. Mead is a member for achievement of an Operating Margin of 4.9%.

The following table sets forth certain information with respect to plan-based awards to each named executive officer for 2006. The columns “Estimated Future Payout Under Equity Incentive Plan Awards,” “All Other Stock Awards Number of Shares of Stock or Units,” “All Other Option Awards Number of Securities Underlying Options,” and “Exercise or Base Price of Option Awards” are omitted because the Company has nothing to report in these columns.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-
Name	Grant Date	Equity Incentive Plan Awards
		Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)
Thomas B. Crowley Jr.(1)	3/7/06	$169,260	$803,985	$1,227,135
Thomas B. Crowley Jr.(2)	3/7/06	211,575	1,100,190	1,523,340

John C. Calvin(3)	3/8/06	10,015	70,103	120,177
John C. Calvin(4)	3/8/06	60,089	70,103	160,236

William A. Pennella(3)	3/8/06	21,113	211,125	380,025
William A. Pennella(4)	3/8/06	126,675	147,788	380,025

Susan L. Rodgers(3)	3/8/06	10,346	72,419	124,146
Susan L. Rodgers(4)	3/8/06	62,073	72,419	165,528

Arthur F. Mead III(3)	3/8/06	10,189	71,321	122,265
Arthur F. Mead III(4)	3/8/06	61,133	71,321	163,020

(1)	Represents potential bonus payable to Mr. Crowley under the MIP. The actual amount paid appears under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(2)	Represents potential deferred compensation for Mr. Crowley under the MIP. The actual amount paid appears under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(3)	Represents potential bonus payable to Messrs. Calvin, Pennella, and Mead and Ms. Rodgers. The actual amount paid appears under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(4)	Represents potential DCP payable to Messrs. Calvin, Pennella, and Mead and Ms. Rodgers. The actual amount paid appears under “Non-Equity Incentive Plan Compensation” in the Summary Compensation.

The Company does not have employment, compensation, severance or change of control agreements with its named executive officers, although the named executive officers may receive payments from the Company’s broad-based tax qualified plans at separation or retirement or under the DCP or the deferred compensation portion of the

MIP. Further, because the Company’s common stock is virtually illiquid, all compensation of the named executive officers, except minor amounts from the tax-qualified plans is cash — either current or deferred.

Salary, bonus and deferred compensation awards are tied to individual and Company performance criteria. The matrices for the Company’s DCP and the deferred compensation component of the MIP takes into consideration the long-term incentive component of other representative companies in the maritime industry and general industry, including equity based awards in such companies, to ensure competitive awards. Deferred compensation awards vest ratably over five years of employment and represent the long-term component of compensation for the named executive officers.

Awards of bonus and deferred compensation are each based on a matrix expressed as percentages of salary which can go up or down depending on the Company’s Operating Margin and individual performance. As the Company’s Operating Margin percentage increases, the bonus pool increases and the percentage of salary to be paid out in bonus and deferred compensation increases. Operating Margins are expressed from 0%, which is the Minimum point in the matrix, to 4%, which is the Target percentage, to 9% which is the Maximum percentage. Mr. Crowley’s bonus award under the matrix can range from 20% of salary at less than 0% Operating Margin to 145% of salary at 9% Operating Margins, with 95% of salary, the Target Average, at 4% Operating Margins. Bonuses for the four other named executive officers can range from 5% at 2% Operating Margins to 90% in the case of Mr. Pennella and 60% in the case of Messrs. Calvin and Mead and Ms. Rodgers at 9% Operating Margins, with 50% of salary the Target Average at 4% Operating Margins for Mr. Pennella and 35% of salary the Target Average at 4% Operating Margins for Messrs. Calvin and Mead and Ms. Rodgers. See “Compensation Discussion and Analysis.”

The following table sets forth certain information with respect to each defined contribution or other plan of the Company that provides for deferral of compensation on a non-tax-qualified basis. The column “Executive Contributions in Last FY” is omitted because the Company has nothing to report in this column.

Nonqualified Deferred Compensation

	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Earnings in	Withdrawals/	Balance at Last
Name	in Last FY ($)	Last FY ($)	Distributions ($)	FYE ($)
(a)	(c)(1)	(d)(2)	(e)	(f)(4)
Thomas B. Crowley, Jr.	$1,176,360	$880,189	$—	$10,186,438
John C. Calvin	87,000	21,045	51,708	326,507
William A. Pennella	188,890	76,071	174,455	974,194
Susan L. Rodgers	90,000	32,933	58,783	379,870
Arthur F. Mead III	85,000	1,833	—	136,833

(1)	Represents Company contributions to Messrs. Calvin, Pennella and Mead and Ms. Rodgers under the DCP and to Mr. Crowley under the deferred compensation component of the MIP.

(2)	Represents the amount of aggregate interest and dividends accrued for each named executive officer’s account. The aggregate amounts reflect the investment models chosen by each participant and the amounts in each participant’s account.

(3)	Represents withdrawals and distributions from the accounts of Messrs. Calvin and Pennella and Ms. Rodgers based on their prior elections.

(4)	Represents aggregate balance in each of the named executive officers’ accounts as of December 31, 2006.

Deferred compensation awards are based on percentages of salary depending on the named executive officer’s position. The percentage of salary is determined based on the Operating Margin percentage attained by the Company. Operating Margins are expressed from 0%, which is at the Minimum point in the matrix, to 4%, which is the Target percentage, to 9%, which is the Maximum Operating Margin percentage. Mr. Crowley’s deferred compensation award under the matrix can range from 25% of salary at less than 0% Operating Margins to 180% of salary at 9% Operating Margins, with 130% of salary the Target Average at 4% Operating Margins. Awards for the

four other named executive officers can range from 30% at 1% Operating Margins to 90% of salary in the case of Mr. Pennella and 80% in the case of Messrs. Calvin and Mead and Ms. Rodgers at 9% Operating Margins, with 35% the Target Average at 4% Operating Margins for Messrs. Pennella, Calvin, and Mead and Ms. Rodgers. Individual awards can be adjusted depending on individual performance and contributions to the Company. The named executive officers cannot elect to defer any of their salaries or bonuses. The deferred compensation awards are separate grants which vest ratably over five years during a grantee’s employment. Individual accounts are in cash and distributed in cash. They may be invested according to several investment models chosen by the participant and approved by the Compensation Committee. The participant may periodically elect to change his investment model. The performance of the investment models chosen determine the amount earned each year.

Each participant must irrevocably elect to receive a distribution of the vested balance of his account as a lump sum cash payment: (a) on a date upon which he initially becomes 100% vested; (b) upon his attainment of age 65; or (c) upon his retirement from the Company. However, not withstanding the participant’s election of distribution, the vested balanced of his account will be distributed in lump sum as soon as practicable after his termination of employment with the Company.

Compensation of Directors

Each member of the Board of Directors of the Company who is not an officer or employee of the Company is currently entitled to receive: (a) an annual retainer of $40,000; (b) a fee of $900 for each Board of Directors’ meeting attended in person; (c) a fee of $650 for each Board of Directors’ meeting attended by conference call; and (d) a fee of $1,500 for each Board of Directors’ committee meeting attended in person or by conference call. The Company also reimburses each member of the Board of Directors who is not an employee of the Company for expenses reasonably incurred in attending in person a Board of Directors’ meeting or a Board of Directors’ committee meeting. Directors who are also officers or employees of the Company do not receive any fees or compensation for service on the Board of Directors or of any committee thereof. If special committees of the Board of Directors are constituted, the members may receive such compensation as the Board of Directors shall approve.

The following table sets forth the compensation of directors for services in all capacities to the Company in 2006, as well as other amounts received from the Company. The columns “Stock Awards,” “Option Awards,” “Non-equity Incentive Plan Compensation,” “Change in Pension Value and Nonqualified Deferred Compensation Earnings” are omitted because the Company has nothing to report in these columns.

Director Compensation

	Fees Earned or	All Other
Name	Paid in Cash ($)	Compensation ($)		Total ($)
(a)(1)	(b)(2)	(g)(3)		(h)
Philip E. Bowles	$55,400	$—		$55,400
Molly M. Crowley	44,250	—		44,250
Gary L. Depolo	53,900	—		53,900
Earl T. Kivett	53,900	15,165	(3)	69,065
Leland S. Prussia	53,900	—		53,900
William P. Verdon	34,250	440,410	(4)	474,660
Cameron W. Wolfe, Jr.	47,250	10,320	(3)	57,570

(1)	Officers and employees of the Company who are also directors are not entitled to director compensation. Therefore, Messrs. Crowley and Pennella received no director compensation.

(2)	Represents fees from retainer and attendance at Board of Director meetings and committee meetings.

(3)	Represents payment of premiums for health insurance.

(4)	Represents a distribution from the DCP in the amount of $210,616 after retirement as an officer and employee of the Company, consulting fees of $200,004 (see “Item 13. Certain Relationships and Related Transactions,

and Director Independence”), payment of premiums of $19,470 for life insurance and payment of premiums of $10,320 for health insurance.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee. Messrs. Bowles, Crowley, Depolo, Kivett, Prussia and Wolfe are the current members of the Compensation Committee and served on the committee during 2006. Mr. Crowley, a director and member of the Compensation Committee, is also President and Chief Executive Officer of the Company. None of the Company’s executive officers currently serves, or in the past has served, as a member of the board of directors or as a member of any compensation committee of another entity that has one or more executive officers serving on the Company’s Board of Directors or the Compensation Committee.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

Submitted by:

Compensation Committee Members

Philip E. Bowles
Thomas B. Crowley, Jr.
Gary L. Depolo
Earl T. Kivett
Leland S. Prussia
Cameron W. Wolfe, Jr., Chairperson

and

Executive Compensation Subcommittee Members

Gary L. Depolo
Earl T. Kivett
Leland S. Prussia, Chairperson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2006, certain information with respect to: (i) each person known to the Company to be the beneficial owner of 5% or more of our common stock, 5% or more of our Class N common shares or 5% or more of our Series A Junior Convertible Preferred Stock; (ii) each director, (iii) each named executive officer; and (iv) all directors and executive officers as a group. Except for The Mechanics Bank of Richmond, the Stockholder Group and Franklin Advisory Services, LLC whose addresses are set forth in the notes below, the address of each beneficial owner of 5% or more of a class of our equity securities is 9487 Regency Square Boulevard, Jacksonville, Florida 32225.

					SERIES A JUNIOR
			CLASS N		CONVERTIBLE
	COMMON STOCK		COMMON SHARES		PREFERRED STOCK
	NUMBER		NUMBER		NUMBER
	OF		OF		OF
	SHARES	PERCENT	SHARES	PERCENT	SHARES	PERCENT
	OWNED	OF	OWNED	OF	OWNED	OF
NAME	(1)	CLASS	(1)	CLASS	(1)	CLASS

The Mechanics Bank of Richmond(2)	32,601	36.3%	46,138	100%	225,848	71.7%
Stockholder Group(3)	9,836	10.9%	—	—	—
Franklin Advisory Services, LLC(4)	6,582	7.3%	—	—	—	—
Thomas B. Crowley, Jr.(5)	44,270	49.3%	46,138	100%	314,794	99.9%
Philip E. Bowles	3,389	3.8%	—	—	—	—
Molly M. Crowley(6)	32,601	36.3%	46,138	100%	225,848	71.7%
Gary L. Depolo	—	—	—	—	—	—
Earl T. Kivett	—	—	—	—	—	—
William A. Pennella(7)	38	*	—	—	—	—
Leland S. Prussia	—	—	—	—	—	—
William P. Verdon	—	—	—	—	—	—
Cameron W. Wolfe, Jr.	—	—	—	—	—	—
Arthur F. Mead III(8)	13	*	—	—	—	—
John C. Calvin(9)	25	*	—	—	—	—
Susan L. Rodgers(10)	52	*	—	—	—	—
Christine Crowley(11)	5,039	5.6%	—	—	15,211	4.8%
Crowley Asset Management, L.P.(12)	4,355	4.8%	—	—	15,211	4.8%
Crowley Retirement Stock Plan	8,075	9.0%	—	—	—	—
All directors and executive officers as a group (15 persons)	47,832	53.2%	46,138	100%	314,794	99.9%

*	Less than one percent.

(1)	Unless otherwise indicated in the footnotes, includes all shares with respect to which each person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or to direct voting of such shares or to dispose or to direct the disposition of such shares. Except as otherwise disclosed herein, neither the Company nor, to the best of the Company’s knowledge, any of its affiliates, directors or executive officers, is party to any contract, arrangement, understanding or relationship concerning the transfer or voting of the Company’s stock, joint ventures, loan or option agreements, puts or calls, guaranties of loans, guaranties against loss or the giving or withholding of proxies, consents or authorizations.

(2)	Includes 32,601 shares of common stock, 46,138 shares of Class N common shares and 225,848 shares of Series A Junior Convertible Preferred Stock held by the Thomas B. Crowley Marital Trust over which The Mechanics Bank of Richmond shares dispositive power with Molly M. Crowley and Thomas B. Crowley, Jr. The Bank’s address is 1999 Harrison Street, Suite 100, Lake Merritt Plaza Building, Oakland, California 94612.

(3)	A Schedule 13D filed with the Securities and Exchange Commission on November 30, 2004 as amended by Amendment No. 1 thereto filed on December 27, 2005 (as so amended the “Schedule 13D”), identifies certain stockholders of the Company (the “Stockholder Group”) who “may be deemed to be a ’group’ for purposes of Regulation 13D-G under the Securities Exchange Act of 1934, as amended, as a result of their agreement to file and pursue” a lawsuit against the Company and its directors and that this Stockholder Group “may be deemed to beneficially own, collectively, an aggregate of 9,386 shares of common stock.” The Schedule 13D states that Franklin Advisory Services, LLC (“FAS”) beneficially owns, and has sole voting and sole dispositive power with respect to, 6,582 shares of common stock. The Schedule 13D also states that Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. each beneficially own — and disclaim beneficial ownership of — these same shares due to their relationships with FAS. The Schedule 13D also states that the following stockholders beneficially own the following numbers of shares of common stock: P. Oppenheimer Investment Partnership, LP (1,484 shares), Oppenheimer-Close International, Ltd. (110 shares), Wynnefield Partners Small Cap Value, L.P. (370), Wynnefield Partners Small Cap Value, L.P. I (460 shares), Wynnefield Small Cap Value Offshore Fund, Ltd. (330), Channell Partnership II L.P. (33 shares), Wynnefield Capital Management LLC (830 shares), Wynnefield Capital, Inc. (330 shares), Nelson Obus (1,201 shares), Joshua Landes (1,160 shares) and John H. Norberg, Jr. (9 shares). The Schedule 13D also identifies certain other entities and individuals who, by virtue of their relationships to the foregoing entities and individuals, also may be deemed beneficially to own certain of the foregoing shares. The Schedule 13D also states that: (a) certain of the entities and individuals identified therein disclaim membership in a “group” with the others who are identified in the Schedule 13D; and (b) the following parties have the following addresses: FAS — One Parker Plaza, 9th Floor, Fort Lee, New Jersey 07024; Franklin Resources, Inc., Charles Johnson and Rupert Johnson — One Franklin Parkway, San Mateo, California 94403-1906; P. Oppenheimer Investment Partnership LP and Oppenheimer-Close International, Ltd. — 119 West 57th Street, Suite 1515, New York, New York 10019; and Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Channell Partnership II L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Nelson Obus, and Joshua Landes — 450 Seventh Avenue, Suite 509, New York, New York 10123 and John H. Norberg, Jr. P.O. Box 8511, Rancho Santa Fe, California 92067.

(4)	See note 3 above for information relating to FAS.

(5)	Includes 32,601 shares of common stock, 46,138 shares of Class N common shares and 225,848 shares of Series A Junior Convertible Preferred Stock held by the Thomas B. Crowley Marital Trust over which Thomas B. Crowley, Jr. has sole voting power and shares dispositive power with Molly M. Crowley and The Mechanics Bank of Richmond; 684 shares of common stock held by Christine Crowley, who is Thomas B. Crowley, Jr.’s spouse, over which Thomas B. Crowley, Jr. has shared voting power and dispositive power with Christine Crowley; 278 shares of common stock held by the Crowley Foundation over which Thomas B. Crowley, Jr. has sole voting and investment power; 6,352 shares of common stock and 73,735 shares of Series A Junior Convertible Preferred Stock held by trusts for the benefit of Thomas B. Crowley, Jr. and members of his family as to which he has voting or investment power; 4,355 shares of common stock and 15,211 shares of Series A Junior Convertible Preferred Stock held by Crowley Asset Management, L.P. over which he shares voting and investment power with his spouse, Christine Crowley.

(6)	Includes 32,601 shares of common stock, 46,138 shares of Class N common shares and 225,848 shares of Series A Junior Convertible Preferred Stock held by the Thomas B. Crowley Marital Trust over which Molly M. Crowley shares dispositive power with Thomas B. Crowley, Jr. and The Mechanics Bank of Richmond.

(7)	These shares are held by Mr. Pennella under the Company’s Retirement Stock Plan, Stock Savings Plan and Employee Stock Ownership Plan.

(8)	These shares are held by Mr. Mead under the Company’s Employee Stock Ownership Plan.

(9)	These shares are held by Mr. Calvin under the Company’s Retirement Stock Plan, Stock Savings Plan and Employee Stock Ownership Plan.

(10)	These shares are held by Ms. Rodgers under the Company’s Retirement Stock Plan, Stock Savings Plan and Employee Stock Ownership Plan.

(11)	Includes 684 shares of common stock held by Christine Crowley and 4,355 shares of common stock and 15,211 shares of Series A Junior Convertible Preferred Stock held by Crowley Asset Management, L.P. over which Christine Crowley shares voting and investment power with her spouse, Thomas B. Crowley, Jr.

(12)	Christine Crowley, the spouse of Thomas B. Crowley, Jr., is the general partner of Crowley Asset Management, L.P. and shares voting and investment power over the shares held by the partnership with her spouse, Thomas B. Crowley, Jr.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Thomas B. Crowley, Jr., the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and certain trusts for the benefit of his descendants, are parties to certain split-dollar life insurance agreements. These agreements were created for estate planning purposes intended to promote the long-term stability of the Company and generally provide for: (a) the Company to pay the annual premiums for certain life insurance policies owned by Mr. Crowley or the trusts; and (b) Mr. Crowley, or the trusts, to reimburse the Company in an amount equal to the annual term cost of the insurance coverage. The policies are pledged to the Company as security for the obligation of Mr. Crowley, or the trusts, as the case may be, to pay to the Company, upon termination of the split-dollar life insurance agreements, an amount equal to the aggregate amounts of premiums paid by the Company as such amounts may have been reduced by certain payments made by or on behalf of Mr. Crowley or the trusts prior to the date upon which the split-dollar life insurance agreements terminate, except that if the agreements are terminated prior to the death of the insureds the amount owed by Mr. Crowley and the trusts is limited to the cash surrender value of the policies. During the last fiscal year, the largest aggregate amount owed by Mr. Crowley and the trusts based upon the cash surrender value of these policies was $12.0 million. As of December 31, 2006, the amount owed by Mr. Crowley and the trusts based upon the cash surrender value of these insurance policies was $12.0 million. No interest is charged by the Company for any and all amounts which may be outstanding under these arrangements.

It is currently uncertain whether the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) prohibits the Company from continuing to pay the annual premiums for these life insurance policies owned by Mr. Crowley and the trusts. While the Sarbanes Oxley does not specifically address these types of insurance arrangements, it generally makes it unlawful for an issuer to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer. Since it is possible that the Sarbanes Oxley might be construed as treating annual premium payments made after July 30, 2002 under the split-dollar life insurance agreements as new extensions of credit which would be prohibited by the Sarbanes Oxley, the Company has suspended making any annual premium payments for the life insurance policies owned by Mr. Crowley and the trusts. While the Company may decide in the future to resume making such payments, Mr. Crowley has advised the Company that he will continue, in the meantime, to pay the term cost of the insurance coverage.

On December 23, 2003, the Company and Mr. Crowley entered into a settlement agreement (the “Settlement Agreement”) terminating one of the split dollar life insurance agreements. Pursuant to the Settlement Agreement, Mr. Crowley paid the Company approximately $7.5 million, an amount representing premiums paid by the Company for the insurance policies subject to the terminated split dollar life insurance agreement. The Settlement Agreement also provides that the Company pay Mr. Crowley annually an amount, on an after-tax basis, equal to the interest payable by Mr. Crowley on financing he arranged to make this payment to the Company. This obligation terminates: (i) upon surrender or termination of the polices subject to the Settlement Agreement, unless Mr. Crowley rolls over or reinvests the entire amount received upon surrender or termination into one or more new policies on the life of Mrs. Molly Crowley; (ii) at the Company’s option if Mr. Crowley ceases to be employed by the Company; (iii) upon the death of Mrs. Molly Crowley; or (iv) upon the bankruptcy, insolvency or dissolution of the Company. In the Settlement Agreement, Mr. Crowley released any claims that he might have against the Company due to the Company having ceased making premium payments as required by the terminated split dollar life insurance agreement.

William P. Verdon, a member of the Company’s Board of Directors, and the Company are party to an Agreement for Contract Services (the “Consulting Agreement”) entered into on October 12, 2005 at which time Mr. Verdon was employed as the Company’s Senior Vice President and General Counsel. Under the terms of the Consulting Agreement: (a) Mr. Verdon agreed to serve as a consultant for a term of three years after his employment as Senior Vice President and General Counsel ended on December 31, 2005, thereby providing the Company with the continued benefit of his knowledge and expertise; and (b) the Company agreed to pay Mr. Verdon a monthly retainer of $16,667 plus the cost of term life insurance in the amount of $550,000 during the term of the Consulting Agreement. Amounts received by Mr. Verdon under the Consulting Agreement are included in the “All Other Compensation” column of the Directors Compensation Table contained in “Item 11. Executive Compensation”.

The Company and the Board of Directors have not adopted an explicit policy or procedure for the review, approval or ratification of related person transactions. Directors Philip E. Bowles, Gary L. Depolo, Earl J. Kivett, and Leland S. Prussia are independent directors under current listing standards for the Nasdaq stock market (Rule 4200(a)(15)). Directors Molly M. Crowley, Thomas B. Crowley, Jr., William A. Pennella, William P. Verdon, and Cameron W. Wolfe, Jr. are not independent under these standards.

Item 14.	Principal Accounting Fees and Services.

Accounting Fees

Deloitte & Touche LLP served as our independent registered public accounting firm for 2006. The following table presents fees paid for services rendered by Deloitte & Touche LLP in 2006 and 2005.

	2006	2005

Audit fees(1)	$1,312,734	$988,933
Audit-related fees(2)	45,000	210,730
Tax fees(3)	438,200	446,910
All Other Fees(4)	107,777	269,731

Total Fees	$1,903,711	$1,916,304

(1)	Audit fees represent fees for: (a) professional services provided for the audit of our financial statements and review of our quarterly financial statements; and (b) audit services provided for other statutory or regulatory filings.

(2)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, due diligence services related to acquisitions and divestitures and other attestation services.

(3)	Tax fees consist of fees for tax compliance, tax planning and tax advice.

(4)	All other fees consist of fees for general consulting, including principally assistance provided to the Company to help it comply with certain requirements of Sarbanes Oxley.

Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is tailored to the particular service or category of services. The independent registered public accounting firm and management are required periodically to report to the Audit Committee the: (a) extent of services provided by the independent registered public accounting firm in accordance with this pre-approval; and (b) fees for the services performed to date. In addition, the Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve audit and permissible non-audit services provided by the independent registered public accounting firm, provided that the Chairperson: (a) determines that any service he pre-approves is not reasonably likely to compromise the independence of the independent registered public accounting firm; and (b) reports to the full Audit Committee at its next regular meeting any decision to pre-approve such services. The Audit Committee also may pre-approve particular services on a case-by-case basis. During 2006 and 2005, the Audit Committee approved 100% of each of the audit-related fees, tax fees and all other fees paid.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated financial statements:  See Table of Contents to “Item 8. Financial Statements and Supplementary Data.”

2. Consolidated financial statement schedules:  Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006. All other schedules are omitted because they are not required or the information is included in the consolidated financial statements.

3. Exhibits.

The following exhibits are either included in this Form 10-K or incorporated herein by reference.

Exhibit
Number		Description

2.1		Acquisition Agreement for MTL Petrolink Corp. by and among Marine Transport Corporation, as Seller, American Eagle Tankers Inc. Limited, as Buyer, and Crowley Maritime Corporation, as Guarantor, dated April 29, 2002 (incorporated by reference to Exhibit No. 2.1 to the registrant’s Registration Statement on Form 10-12G/A filed on June 4, 2002, File No. 000-49717.)
2	.2.1	Purchase and Sale of the Fuel Business of Northland Fuel LLC Purchase Agreement, dated as of July 9, 2004, between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 000-49717.)(a)
2	.2.2	Amendment No. 1 to Purchase Agreement dated as of October 13, 2004, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.3 to the registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 000-49717.)
2	.2.3	Amendment No. 2 to Purchase Agreement dated as of November 22, 2004, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.5 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2004, File No. 000-49717.)
2	.2.4	Amendment No. 3 to Purchase Agreement dated as of January 14, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.6 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)
2	.2.5	Amendment No. 4 to Purchase Agreement dated as of January 21, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.7 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)
2	.2.6	Amendment No. 5 to Purchase Agreement dated as of January 28, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.8 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)
2	.2.7	Amendment No. 6 to Purchase Agreement dated as of February 4, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.9 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)

Exhibit
Number		Description

2	.2.8	Amendment No. 7 to Purchase Agreement, dated as of February 10, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.10 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)
2	.2.9	Amendment No. 8 to Purchase Agreement, dated as of September 6, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.11 to the registrant’s Form 8-K Current Report dated as of September 6, 2005, File No. 000-49717.)(b)
2	.2.10	Amendment No. 9 to Purchase Agreement, dated as of December 5, 2005, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF Company and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC) (incorporated by reference to Exhibit No. 2.2.10 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)
2	.2.11	Amendment No. 10 to Purchase Agreement, dated as of January 18, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF Company and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC) (incorporated by reference to Exhibit No. 2.2.11 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)
2	.2.12	Amendment No. 11 to Purchase Agreement, dated as of January 30, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel Company LLC) and NV Fuel LLC (incorporated by reference to Exhibit No. 2.2.12 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)
2	.2.13	Post-Closing Agreement, dated as of January 30, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel Company LLC), NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC) and Barge Lines LLC (f/k/a Yutana Barge Lines LLC) (incorporated by reference to Exhibit No. 2.2.13 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)
2	.2.14	Post-Closing Agreement, dated as of February 22, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel Company LLC), NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC) and Barge Lines LLC (f/k/a Yutana Barge Lines LLC) (incorporated by reference to Exhibit No. 2.2.14 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)
2	.3.1	Asset Purchase Agreement dated as of July 9, 2004 by and between Yutana Barge Lines, LLC and Crowley Marine Services, Inc. (incorporated by reference to Exhibit No. 2.2 to the registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 000-49717.)(a)
2	.3.2	Amendment No. 1 to Asset Purchase Agreement between Crowley Marine Services, Inc. and Yutana Barge Lines, LLC (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 10-Q for the quarter ended September 30, 2005, File No. 000-49717.)(a)
3.1		Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation dated as of May 23, 1994 (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)

Exhibit
Number		Description

3.2		Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation dated as of July 31, 1992 (incorporated by reference to Exhibit No. 3.2 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)
3.3		Restated Certificate of Incorporation of Crowley Maritime Corporation (incorporated by reference to Exhibit No. 3.3 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)
3.4		Amended and Restated By-Laws as of February 27, 2007 of Crowley Maritime Corporation
4.1		Form of Common Stock certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)
10.1		Agreement for Contract Services between Crowley Maritime Corporation and William P. Verdon (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)#
10.2		Crowley Maritime Corporation Deferred Compensation Plan as amended and restated (incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10.3		Crowley Maritime Corporation Deferred Compensation Plan Trust Agreement as amended (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10.4		Individual Executive Benefit Agreement between Crowley Maritime Corporation and James B. Rettig (incorporated by reference to Exhibit No. 10.5 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10	.5.1	Second Amendment to Split Dollar Life Insurance Agreement between Crowley Maritime Corporation and Thomas B. Crowley, Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable Trust u/t/a dtd. July 1, 1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.8 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10	.5.2	Split Dollar Life Insurance Agreement (1035 Exchange Policy) between Crowley Maritime Corporation and Thomas B. Crowley, Jr. dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.9 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10	.5.3	Split Dollar Life Insurance Agreement (New Policies) between Crowley Maritime Corporation and Thomas B. Crowley, Jr. dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.10 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10	.5.4	Split Dollar Life Insurance Agreement between Crowley Maritime Corporation, Thomas B. Crowley, Jr. and Christine S. Crowley, as Distributing Trustee of the 1998 Crowley Family Generation — Skipping Trust u/t/d dtd/ November 12, 1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998 (incorporated by reference to Exhibit No. 10.11 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#

Exhibit
Number		Description

10.6		Settlement Agreement, dated as of December 23, 2003, between Crowley Maritime Corporation and Thomas B. Crowley, Jr. (incorporated by reference to Exhibit No. 10.14 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.)#(b)
10.7		Crowley Maritime Corporation 2004 Management Incentive Plan, dated March 10, 2004 (incorporated by reference to Exhibit No. 10.15 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.)#
10.8		Description of Crowley Maritime Corporation Bonus Plan For Executives Whose Direct Annual Compensation is Less Than $1.0 Million (incorporated by reference to Exhibit No. 10.17 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2004, File No. 000-49717.)#
10.9		Summary of Named Executive Officer and Director Compensation Arrangements#
10	.10.1	$95,000,000 Second Amended and Restated Credit Agreement Dated February 27, 2004 (incorporated by reference to Exhibit No. 10.1.2 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.)
10	.10.2	Joinder Agreement (increasing the amount to $115,000,000), dated April 4, 2006, to Second Amended and Restated Credit Agreement dated February 27, 2004 (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-49717.)(a)
10	.11.1	Loan Agreement dated December 24, 2003 Providing for a Secured Term Loan up to $115,000,000 between Crowley Marine Services, Inc., as Borrower, the Banks and Financial Institutions listed on Schedule I hereto, as Lenders, and Den Norske Bank ASA, and Crowley Maritime Corporation, as Guarantor, and Amendment No. 1 thereto made as of March 15, 2004 (incorporated by reference to Exhibit No. 4.2 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.)(a)(c)
10	.11.2	Amendment No. 2 to Loan Agreement dated December 24, 2003 Providing for a Secured Term Loan of up to $115,000,000 between Crowley Marine Service Inc., as Borrower, the Banks of Financial Institutions listed on Schedule 1 to the Loan Agreement, as Lenders, and DNB NOR BANK ASA, and Crowley Maritime Corporation, as Guarantor, dated June 30, 2004 (incorporated by reference to Exhibit No. 4.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-49717.)
10.12		Vessel Construction Contract, dated as of June 2, 2004, between VT Halter Marine Inc., a Delaware corporation, and Vessel Management Services, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-49717.)
10.13		Vessel Construction Contract entered into as of August 23, 2005, by and between VT Halter Marine, Inc. and Vessel Management Services, Inc. (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2005, File No. 000-49717.)(a)
10.14		Vessel Construction Contract, dated August 29, 2006, between VT Halter Marine, Inc., a Delaware corporation, and Vessel Management Services, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 000-49717.)(a)
11		Statement regarding computation of per share earnings (incorporated herein by reference to Note 19 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”)

Exhibit
Number	Description

21	Subsidiaries of Crowley Maritime Corporation
31.1	Rules 13a-14(a) and 15d-14a Certification (Principal Executive Officer)
31.2	Rules 13a-14(a) and 15d-14a Certification (Principal Financial Officer)
32.1	Section 1350 Certifications

(a)	Certain schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(b)	Schedule A (Policies on Life of the Survivor of Thomas B. and Molly Crowley) and Schedule B (Bank Loan) have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(c)	Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

#	Management contract or compensatory plan or arrangement.

(b) Exhibits.

The exhibits required by Item 601 of Regulation S-K are filed herewith.

(c) Additional Financial Statements.

See Items 15(a)(1) and 15(a)(2) of this Form 10-K. The individual financial statements of the registrant’s subsidiaries have been omitted since the registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly owned.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWLEY MARITIME CORPORATION

By:	/s/ Thomas B. Crowley
Thomas B. Crowley, Jr.
Chairman of the Board, President and
Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas B. Crowley, Jr.
Thomas B. Crowley, Jr.
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2007

By:	/s/ John C. Calvin
John C. Calvin
Senior Vice President and Controller
(Principal Financial and Accounting Officer)

Date: March 1, 2007

By:	/s/ William A. Pennella
William A. Pennella
Vice Chairman of the Board and
Executive Vice President

Date: March 1, 2007

By:	/s/ Philip E. Bowles
Philip E. Bowles
Director

Date: March 1, 2007

By:	/s/ Molly M. Crowley
Molly M. Crowley
Director

Date: March 1, 2007

By:	/s/ Gary L. Depolo
Gary L. Depolo
Director

Date: March 1, 2007

By:	/s/ Earl T. Kivett
Earl T. Kivett
Director

Date: March 1, 2007

By:	/s/ Leland S. Prussia
Leland S. Prussia
Director

Date: March 1, 2007

By:	/s/ William P. Verdon
William P. Verdon
Director

Date: March 1, 2007

By:	/s/ Cameron W. Wolfe, Jr.
Cameron W. Wolfe, Jr.
Director

Date: March 1, 2007

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Acquisition Agreement for MTL Petrolink Corp. by and among Marine Transport Corporation, as Seller, American Eagle Tankers Inc. Limited, as Buyer, and Crowley Maritime Corporation, as Guarantor, dated April 29, 2002 (incorporated by reference to Exhibit No. 2.1 to the registrant’s Registration Statement on Form 10-12G/A filed on June 4, 2002, File No. 000-49717.)
2	.2.1	Purchase and Sale of the Fuel Business of Northland Fuel LLC Purchase Agreement, dated as of July 9, 2004, between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 000-49717.)(a)
2	.2.2	Amendment No. 1 to Purchase Agreement dated as of October 13, 2004, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.3 to the registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 000-49717.)
2	.2.3	Amendment No. 2 to Purchase Agreement dated as of November 22, 2004, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.5 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2004, File No. 000-49717.)
2	.2.4	Amendment No. 3 to Purchase Agreement dated as of January 14, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.6 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)
2	.2.5	Amendment No. 4 to Purchase Agreement dated as of January 21, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.7 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)
2	.2.6	Amendment No. 5 to Purchase Agreement dated as of January 28, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.8 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)
2	.2.7	Amendment No. 6 to Purchase Agreement dated as of February 4, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.9 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)
2	.2.8	Amendment No. 7 to Purchase Agreement, dated as of February 10, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.10 to the registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 000-49717.)
2	.2.9	Amendment No. 8 to Purchase Agreement, dated as of September 6, 2005, by and between Crowley Marine Services, Inc., Northland Fuel LLC, Yukon Fuel Company and Northland Vessel Leasing Company LLC (incorporated by reference to Exhibit No. 2.11 to the registrant’s Form 8-K Current Report dated as of September 6, 2005, File No. 000-49717.)(b)
2	.2.10	Amendment No. 9 to Purchase Agreement, dated as of December 5, 2005, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF Company and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC) (incorporated by reference to Exhibit No. 2.2.10 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)

Exhibit
Number		Description

2	.2.11	Amendment No. 10 to Purchase Agreement, dated as of January 18, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF Company and NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC) (incorporated by reference to Exhibit No. 2.2.11 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)
2	.2.12	Amendment No. 11 to Purchase Agreement, dated as of January 30, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel Company LLC) and NV Fuel LLC (incorporated by reference to Exhibit No. 2.2.12 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)
2	.2.13	Post-Closing Agreement, dated as of January 30, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel Company LLC), NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC) and Barge Lines LLC (f/k/a Yutana Barge Lines LLC) (incorporated by reference to Exhibit No. 2.2.13 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)
2	.2.14	Post-Closing Agreement, dated as of February 22, 2006, by and between Crowley Marine Services, Inc., Fuel Holding Company LLC (f/k/a Northland Fuel LLC), YF LLC (f/k/a Yukon Fuel Company LLC), NV Fuel LLC (f/k/a Northland Vessel Leasing Company LLC) and Barge Lines LLC (f/k/a Yutana Barge Lines LLC) (incorporated by reference to Exhibit No. 2.2.14 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)
2	.3.1	Asset Purchase Agreement dated as of July 9, 2004 by and between Yutana Barge Lines, LLC and Crowley Marine Services, Inc. (incorporated by reference to Exhibit No. 2.2 to the registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 000-49717.)(a)
2	.3.2	Amendment No. 1 to Asset Purchase Agreement between Crowley Marine Services, Inc. and Yutana Barge Lines, LLC (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 10-Q for the quarter ended September 30, 2005, File No. 000-49717.)(a)
3.1		Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation dated as of May 23, 1994 (incorporated by reference to Exhibit No. 3.1 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)
3.2		Certificate of Amendment of Restated Certificate of Incorporation of Crowley Maritime Corporation dated as of July 31, 1992 (incorporated by reference to Exhibit No. 3.2 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)
3.3		Restated Certificate of Incorporation of Crowley Maritime Corporation (incorporated by reference to Exhibit No. 3.3 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)
3.4		Amended and Restated By-Laws as of February 27, 2007 of Crowley Maritime Corporation
4.1		Form of Common Stock certificate (incorporated by reference to Exhibit No. 4.1 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)
10.1		Agreement for Contract Services between Crowley Maritime Corporation and William P. Verdon (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2005, File No. 000-49717.)#
10.2		Crowley Maritime Corporation Deferred Compensation Plan as amended and restated (incorporated by reference to Exhibit No. 10.2 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#

Exhibit
Number		Description

10.3		Crowley Maritime Corporation Deferred Compensation Plan Trust Agreement as amended (incorporated by reference to Exhibit No. 10.3 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10.4		Individual Executive Benefit Agreement between Crowley Maritime Corporation and James B. Rettig (incorporated by reference to Exhibit No. 10.5 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10	.5.1	Second Amendment to Split Dollar Life Insurance Agreement between Crowley Maritime Corporation and Thomas B. Crowley, Jr., as Trustee of the Thomas B. Crowley, Jr. Revocable Trust u/t/a dtd. July 1, 1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.8 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10	.5.2	Split Dollar Life Insurance Agreement (1035 Exchange Policy) between Crowley Maritime Corporation and Thomas B. Crowley, Jr. dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.9 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10	.5.3	Split Dollar Life Insurance Agreement (New Policies) between Crowley Maritime Corporation and Thomas B. Crowley, Jr. dated as of July 20, 1998 (incorporated by reference to Exhibit No. 10.10 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10	.5.4	Split Dollar Life Insurance Agreement between Crowley Maritime Corporation, Thomas B. Crowley, Jr. and Christine S. Crowley, as Distributing Trustee of the 1998 Crowley Family Generation — Skipping Trust u/t/d dtd/ November 12, 1998 by and between Thomas B. Crowley, Jr., as trustor and as trustee, dated as of November 24, 1998 (incorporated by reference to Exhibit No. 10.11 to the registrant’s Registration Statement on Form 10-12G filed on April 1, 2002, File No. 000-49717.)#
10.6		Settlement Agreement, dated as of December 23, 2003, between Crowley Maritime Corporation and Thomas B. Crowley, Jr. (incorporated by reference to Exhibit No. 10.14 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.)#(b)
10.7		Crowley Maritime Corporation 2004 Management Incentive Plan, dated March 10, 2004 (incorporated by reference to Exhibit No. 10.15 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.)#
10.8		Description of Crowley Maritime Corporation Bonus Plan For Executives Whose Direct Annual Compensation is Less Than $1.0 Million (incorporated by reference to Exhibit No. 10.17 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2004, File No. 000-49717.)#
10.9		Summary of Named Executive Officer and Director Compensation Arrangements#
10	.10.1	$95,000,000 Second Amended and Restated Credit Agreement Dated February 27, 2004 (incorporated by reference to Exhibit No. 10.1.2 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.)
10	.10.2	Joinder Agreement (increasing the amount to $115,000,000), dated April 4, 2006, to Second Amended and Restated Credit Agreement dated February 27, 2004 (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2006, File No. 000-49717.)(a)
10	.11.1	Loan Agreement dated December 24, 2003 Providing for a Secured Term Loan up to $115,000,000 between Crowley Marine Services, Inc., as Borrower, the Banks and Financial Institutions listed on Schedule I hereto, as Lenders, and Den Norske Bank ASA, and Crowley Maritime Corporation, as Guarantor, and Amendment No. 1 thereto made as of March 15, 2004 (incorporated by reference to Exhibit No. 4.2 to the registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003, File No. 000-49717.)(a)(c)

Exhibit
Number		Description

10	.11.2	Amendment No. 2 to Loan Agreement dated December 24, 2003 Providing for a Secured Term Loan of up to $115,000,000 between Crowley Marine Service Inc., as Borrower, the Banks of Financial Institutions listed on Schedule 1 to the Loan Agreement, as Lenders, and DNB NOR BANK ASA, and Crowley Maritime Corporation, as Guarantor, dated June 30, 2004 (incorporated by reference to Exhibit No. 4.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-49717.)
10.12		Vessel Construction Contract, dated as of June 2, 2004, between VT Halter Marine Inc., a Delaware corporation, and Vessel Management Services, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-49717.)
10.13		Vessel Construction Contract entered into as of August 23, 2005, by and between VT Halter Marine, Inc. and Vessel Management Services, Inc. (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2005, File No. 000-49717.)(a)
10.14		Vessel Construction Contract, dated August 29, 2006, between VT Halter Marine, Inc., a Delaware corporation, and Vessel Management Services, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 000-49717.)(a)
11		Statement regarding computation of per share earnings (incorporated herein by reference to Note 19 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”)
21		Subsidiaries of Crowley Maritime Corporation
31.1		Rules 13a-14(a) and 15d-14a Certification (Principal Executive Officer)
31.2		Rules 13a-14(a) and 15d-14a Certification (Principal Financial Officer)
32.1		Section 1350 Certifications

(a)	Certain schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(b)	Schedule A (Policies on Life of the Survivor of Thomas B. and Molly Crowley) and Schedule B (Bank Loan) have been omitted. Copies thereof will be furnished supplementally to the Securities and Exchange Commission upon request.

(c)	Neither the Company nor its subsidiaries are parties to any other instrument with respect to long-term debt for which the securities authorized thereunder exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

#	Management contract or compensatory plan or arrangement.